Form 10QSB
period 1994-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1995-08-02
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to

                      Commission file number           018265

                          COMMUNITY FINANCIAL CORPORATION
         (Exact name of small business issuer as specified in its charter)

               DELAWARE                             54-1532044
     (State of other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

                      38 North Central Ave., Staunton, Va. 24401
                   (Address of principal executive offices zip code)

                                   (540) 886-0796
                     (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on July 31, 1995: 1,241,878.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at June 30, 1995 (unaudited)
         and March 31, 1995 (audited)...................................1

         Consolidated Statements of Income for the
         Three Months Ended June 30,1995 and 1994 (unaudited)...........2

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1995 and
         1994 (unaudited)...............................................3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................6


PART II. OTHER INFORMATION   -   II-1

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                       June 30,        March 31,
                                         1995            1995
                                     ------------    -------------
                                     (Unaudited)      (Audited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,773,000 and $2,166,000)         $  4,404,714     $  4,582,983
Securities
  Held to maturity                      4,522,944        4,268,530
  Available for sale                      540,225          524,790
Investment in Federal Home Loan
  Bank stock, at cost                   1,250,000        1,250,000
Loans receivable, net                 137,572,806      134,515,658
Real estate owned                         350,308          350,308
Property and equipment, net             3,811,646        3,846,007
  Accrued interest receivable
  Loans                                   706,907          671,753
  Investments                             107,869           97,266
Prepaid expenses and other assets         342,752          325,660

                                     $153,610,171     $150,432,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits                           $107,659,548     $105,013,566
Advances from Federal Home Loan
  Bank                                 25,000,000       25,000,000
Advance payments by borrowers for
  taxes and insurance                     100,881          152,197
Other liabilities                         907,332          714,758

        Total Liabilities             133,667,761      130,880,521

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 1,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 3,000,000 shares,
    1,241,878 shares outstanding           12,419           12,419
  Additional paid in capital            4,540,632        4,540,632
  Retained earnings                    15,104,395       14,723,799
  Net unrealized gain on securities
    available for sale                    284,964          275,584
     Total Stockholders' Equity        19,942,410       19,552,434

                                     $153,610,171     $150,432,955


   See accompanying notes to consolidated financial statements.


                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

<CAPITION>

                                          Three Months Ended
                                                June 30,
                                  ------------------------------------
                                      1995                     1994
                                  ------------             ------------
                                               (Unaudited)


INTEREST INCOME
  Loans                           $2,839,531              $2,217,220
  Investment securities               97,183                  29,724
  Other                               36,293                  82,253
    Total interest income          2,973,007               2,329,197

INTEREST EXPENSE
  Deposits                         1,163,842                 956,697
  Borrowed money                     387,990                 191,512
    Total interest expense         1,551,832               1,148,209

NET INTEREST INCOME                1,421,175               1,180,988

PROVISION FOR LOAN LOSSES             25,000                  26,237

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         1,396,175               1,154,751

NONINTEREST INCOME
  Service charges, fees
    and commissions                  103,013                  86,485
  Miscellaneous                        5,773                   7,120
    Total noninterest
      income                         108,786                  93,605

NONINTEREST EXPENSE
  Compensation & benefits            276,777                 285,721
  Occupancy                           90,093                  84,496
  Data processing                     77,638                  67,595
  Federal insurance premium           60,807                  58,702
  Miscellaneous                      190,837                 150,353
    Total noninterest
      expense                        696,152                 646,867

INCOME BEFORE TAXES                  808,809                 601,489

INCOME TAXES                         304,026                 228,047

NET INCOME                        $  504,783              $  373,442

EARNINGS PER SHARE                $    0.410              $    0.300
DIVIDENDS PER SHARE               $    0.100              $    0.085


       See accompanying notes to consolidated financial statements.


                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                      June 30,
                                              ---------------------------
                                                  1995           1994
                                              -----------     -----------
                                                     (Unaudited)

                                                 >
OPERATING ACTIVITIES
  Net income                                    $504,783        $373,442
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                    25,000          26,237
     Depreciation                                 53,209          52,739
     Amortization of premium and accretion
       of discount on securities, net            ( 4,413)          4,595
     (Decrease) in net deferred loan fees        (25,838)        (13,269)
     Increase in deferred income taxes            39,614          25,789
     Decrease (increase) in other assets         (62,849)        109,794
     Increase (decrease) in other liabilities    101,644         (40,121)
     Gain on sale of loans                           (44)         (1,614)
   Net cash provided by operating activities     631,106         537,592

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                        750,000         250,000
  Purchases of investment securities          (1,000,000)     (2,481,868)
  Net increase in loans                       (3,062,321)     (3,090,328)
  Purchases of property and equipment            (18,848)       (311,192)
  Proceeds from sale of loans                     52,000         627,000
  Loans originated for resale                    (52,000)           -
    Net cash provided (absorbed) by
      investing activities                    (3,331,169)     (5,006,388)

FINANCING ACTIVITIES
  Dividends paid                                (124,188)       (103,886)
  Net increase (decrease) in deposits          2,645,982           3,535
  Proceeds from advances and other
   borrowed money                             73,000,000       6,500,000
  Repayments of advances and other
   borrowed money                            (73,000,000)     (6,500,000)
  Proceeds from issuance of common stock           -              55,640
Net cash provided (absorbed) by
  financing activities                         2,521,794         (44,711)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (178,269)     (4,513,507)

CASH AND CASH EQUIVALENT-beginning of period   4,582,983       9,388,430

CASH AND CASH EQUIVALENTS-end of period       $4,404,714      $4,874,923


   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Community Financial Corporation and its wholly-owned subsidiary, Community Federal Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2. - EARNINGS PER SHARE

Earnings per share is computed based on the weighed average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Stock options are considered dilutive for the three month period ended June 30, 1994 and, therefore, are included in the computation as common stock equivalents. Earnings per share for the three months ended June 30, 1995 and 1994 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,241,878 and 1,252,350).

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Savings Bank's capital levels at June 30, 1995, relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA') at that date:


                     Amount     Percent    Actual     Actual      Excess
                    Required   Required    Amount     Percent     Amount                         ----
                    ---------  --------   --------    -------   ---------


Tangible Capital   $2,285,000   1.50%     $16,468,000   10.81%    $14,183,000
Core Capital        4,570,000   3.00       16,468,000   10.81      11,898,000
Risk-based Capital  7,619,000   8.00       17,220,000   18.08       9,601,000


Capital distributions by the Savings Bank are limited by federal regulations ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Savings Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 1995 and 1994 was $1,592,682 and $1,145,364, respectively. Total income taxes paid for the three months ended June 30, 1995 and 1994 was $70,000 and $60,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

The Company's total assets increased $3.2 million to $153.6 million at June 30, 1995, due primarily to an increase in loans receivable of $3.1 million. The increase in loans receivable was due primarily to the origination of variable
rate mortgage loans.   Deposits increased $2.7 million to $107.7 million at
June 30, 1995, from $105.0 million at March 31, l995. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $19.9 million at June 30, 1995, from $19.6 million at March 31, 1995, due primarily to earnings for the three month period ended June 30, 1995, which was partially offset by a payment of $0.10 per share in cash dividends.

At June 30, 1995, the Bank's non-performing assets totalled $824,000 or 0.54% of assets compared to $350,000 and .23% of assets at March 31, 1995. The non-per-forming assets consists of 9-units in an apartment complex in Harrisonburg, Virginia which is the real estate owned of $350,000, three 1-4 family mortgage loans in the amount of $257,000 and five consumer loans totalling $21,000.

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1995, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.74%, which exceeds the regulatory requirement.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1994.
- - -------------------------------------------

General. Net income for the three months ended June 30, 1995 was $504,783 compared to $373,442 for the three months ended June 30, 1994, due primarily to an increase in net interest income which was offset in part by an increase in noninterest expense. Income before taxes increased to $808,809 for the three months ended June 30, 1995 from $601,481 for the three months ended June 30, 1994.

Interest Income.   Total interest income increased to $2,973,007 for the three months ended June 30, 1995, from $2,329,197 for the three months ended
June 30, 1994, due primarily to an increase in the yield on loans and investments from 7.01% for the three months ended June 30, l994, to 8.25% for the period ended June 30, 1995.

Interest Expense. Total interest expense increased to $1,551,832 for the quarter ended June 30, 1995, from $1,148,209 for the quarter ended June 30, 1994. Interest on deposits increased to $1,163,842 for the quarter ended June 30, 1995 from $956,697 for the quarter ended June 30, 1994 due primarily to an ncrease in the average cost of deposits from 3.80% for the quarter ended
June 30, 1994 compared to 4.50% for the quarter ended June 30, 1995.
Interest expense on borrowed money increased to $387,990 for the quarter ended June 30, 1995, from $191,512 for the quarter ended June 30, 1994, due primarily to an increase in the cost of borrowings.

Provision for Loan Losses. The provision for loan losses decreased slightly to $25,000 for the three months ended June 30, 1995, from $26,237 for the three months ended June 30, 1994 due to minor changes in the additions for the unallocated loan loss reserve consistent with the growth of the institution's loan portfolio.

Noninterest Income. Noninterest income increased to $108,786 for the three months ended June 30, 1995, from $93,605 for the three months ended
June 30, 1994 due to an increase in NOW account charges which is related to an increase in account volume.

Noninterest Expenses. Noninterest expenses increased to $696,152 for the three months ended June 30, 1995, from $646,867 for the three months ended
June 30, 1994. Miscellaneous expenses increased primarily due to an increase in advertising and expenses related to increased checking account volume . Other noninterest expense increases were consistent with the growth of the Bank.

Taxes. Taxes increased to $304,026 for the three months ended June 30, 1995, from $228,047 for the three months ended June 30, 1994, due to the increase in income before taxes.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A report on Form 8-K was filed on May 24, 1995 to report certain changes in management.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date: July 31, 1995
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)