Form 10QSB
period 1995-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 1995-11-08
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR

                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to


                      Commission file number           018261


                          COMMUNITY FINANCIAL CORPORATION

         (Exact name of small business issuer as specified in its charter)

               DELAWARE                             54-1532044

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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on September 30, 1995: 1,269,698.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION
   PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
         at September 30, 1995 (unaudited) and
         March 31, 1995 (audited).......................................1

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1995 and 1994
         and for the Six Months Ended September 30, 1995
         and 1994 (unaudited)...........................................2

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1995 and
         1994 (unaudited)...............................................3

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



                                     September 30,    March 31,
                                         1995           1995
                                     ------------   -------------
                                     (Unaudited)       (Audited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,225,000 and $2,166,000)         $  4,071,125     $ 4,582,983
Securities
  Held to maturity                      4,774,897       4,268,530
  Available for sale                      532,508         524,790
Investment in Federal Home Loan
  Bank stock, at cost                   1,250,000       1,250,000
Loans receivable, net                 139,836,629     134,515,658
Real estate owned                         350,308         350,308
Property and equipment, net             3,761,453       3,846,007
Accrued interest receivable

  Loans                                   787,237         671,753
  Investments                             132,719          97,266
Prepaid expenses and other assets         334,405         325,660


                                     $155,831,281    $150,432,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits                           $109,509,869    $105,013,566
Advances from Federal Home Loan
    Bank                               25,000,000      25,000,000
Advance payments by borrowers for
    taxes and insurance                   133,470         152,197
Other liabilities                         736,873         714,758

        Total Liabilities             135,380,212     130,880,521

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 1,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 3,000,000 shares,
    1,269,698 and 1,241,878 shares
    outstanding                            12,697          12,419
  Additional paid in capital            4,651,634       4,540,632
  Retained earnings                    15,506,558      14,723,799
  Net unrealized gain on securities
    available for sale                    280,180         275,584
  Total Stockholders' Equity           20,451,069      19,552,434

                                     $155,831,281    $150,432,955

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                            Three Months Ended     Six MonthsEnded
                               September 30,         September 30,
                            ------------------    -----------------
                              1995       1994      1995      1994
                            --------    ------    ------   ------
                               (Unaudited)          (Unaudited)


INTEREST INCOME
  Loans                    $2,955,785 $2,346,267 $5,795,316 $4,563,487
  Investment securities       111,995     75,790    209,178    134,212
  Other                        27,500     31,045     63,793     93,681
    Total interest income   3,095,280  2,453,102  6,068,287  4,791,380

INTEREST EXPENSE
  Deposits                  1,259,144    959,099  2,422,986  1,924,878
  Borrowed money              378,212    230,982    766,202    422,494
    Total interest expense  1,637,356  1,190,081  3,189,188  2,347,372

NET INTEREST INCOME         1,457,924  1,263,021  2,879,099  2,444,008

PROVISION FOR LOAN LOSSES      42,500     25,000     67,500     51,237

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES  1,415,424  1,238,021  2,811,599  2,392,771

NONINTEREST INCOME
  Service charges, fees
    and commissions           107,870     93,320    210,883    179,764
  Miscellaneous                 7,246      6,413     13,019     13,574
    Total noninterest
      income                  115,116     99,733    223,902    193,338

NONINTEREST EXPENSE
  Compensation & benefits     288,143    259,534    564,920    545,255
  Occupancy                    94,494     94,460    184,587    178,956
  Data processing              77,527     60,173    155,165    127,767
  Federal insurance premium    58,986     58,918    119,793    117,620
  Miscellaneous               167,051    153,158    357,888    303,512
    Total noninterest
      expense                 686,201    626,243  1,382,353  1,273,110

INCOME BEFORE TAXES           844,339    711,511  1,653,148  1,312,999

INCOME TAXES                  316,596    269,061    620,622    497,108

NET INCOME                 $  527,743 $  442,450 $1,032,526 $  815,891

EARNINGS PER SHARE         $     0.42 $     0.36 $     0.83 $     0.67
DIVIDENDS PER SHARE        $     0.10 $    0.085 $     0.20 $     0.17

           See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                                  September 30,
                                           -------------------------
                                              1995          1994
                                           -----------   -----------
                                                 (Unaudited)


                                                 >
OPERATING ACTIVITIES
  Net income                                  $1,032,526   $ 815,891
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                    67,500      51,237
     Depreciation                                106,703     108,296
     Amortization of premium and accretion
       of discount on securities, net             (6,783)    (14,448)
     (Decrease) in net deferred
       loan fees                                 (49,897)    (53,860)
     (Increase) in deferred income taxes         (67,521)    (69,253)
     (Increase) in other assets                 (159,682)    (50,273)
     Increase (decrease) in other liabilities     70,909     (56,686)
     Gain on sale of assets                       (1,245)     (2,561)
   Net cash provided by operating activities     992,510     728,343

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                      1,750,000   1,250,000
  Purchases of investment securities          (2,249,570) (4,534,419)
  Net increase in loans                       (5,340,466) (4,535,786)
  Purchases of property and equipment            (22,149)   (418,205)
  Proceeds from sale of loans                    415,000     854,000
  Loans originated for resale                   (415,000)       -
    Net cash provided (absorbed) by
      investing activities                    (5,862,185) (7,384,410)

FINANCING ACTIVITIES
  Dividends paid                                (249,766)   (207,773)
  Net increase (decrease) in deposits          4,496,303     830,433
  Proceeds from advances and other
   borrowed money                             73,000,000  20,000,000
  Repayments of advances and other
   borrowed money                            (73,000,000)(18,000,000)
  Proceeds from issuance of common stock         111,280      55,640
Net cash provided (absorbed) by
  financing activities                         4,357,817   2,678,300
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (511,858) (3,977,767)

CASH AND CASH EQUIVALENT-beginning of period   4,582,983   9,388,430

CASH AND CASH EQUIVALENTS-end of period       $4,071,125  $5,410,663


   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1995


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Community Financial Corporation and its wholly-owned subsidiary, Community Federal Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2. - EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended September 30, 1995 and 1994 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,250,950 and 1,222,194). Earnings per share for the six months ended September 30, l995 and 1994 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,246,439 and 1,220,066).

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Savings Bank's capital levels at September 30, 1995, relative to the federal regulatory requirements at that date:


                      Amount     Percent    Actual      Actual     Excess
                     Required   Required    Amount      Percent    Amount
                     --------   --------   ---------    -------  ---------


Tangible Capital   $2,327,000   1.50%     $17,005,000   10.96% $14,768,000
Core Capital        4,655,000   3.00       17,005,000   10.96   12,350,000
Risk-based Capital  7,690,000   8.00       17,780,000   18.50   10,090,000


Capital distributions by the Savings Bank are limited by federal regulations ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for the OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Savings Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 1995 and 1994 was $1,585,662 and $1,177,152. Total interest paid for the six months ended September 30, 1995 and 1994 was $3,178,344 and $2,340,739. Total income taxes paid for the three months ended September 30, 1995 and 1994 was $549,220 and $404,516. Total income taxes paid for the six months ended September 30, 1995 and 1994 was $619,220 and $464,516.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

The Company's total assets increased $5.4 million to $155.8 million at September 30, 1995, due primarily to an increase in loans receivable of $5.3 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans. Deposits increased $4.5 million to $109.5 million at September 30, 1995, from $105.0 million at March 3l, l995. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $20.5 million at September 30, 1995, from $19.6 million at March 31, 1995, due primarily to earnings for the six month period ended September 30, 1995, which was partially offset by two payments of $0.10 per share each in cash dividends. At September 30, 1995, the Bank's non-performing assets totalled $639,000 or 0.41% of assets. This compares to non-performing assets of $350,000 or 0.23% of total assets as of March 31, 1995. The non- performing assets consisted of a 9-unit apartment complex in Harrisonburg, Virginia which is the real estate owned of $350,000, two 1-4 family mortgage loans in the amount of $103,000, three rental properties to a single borrower in the amount of $160,000 and seven consumer loans totalling $26,000.

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1995, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.91%, which exceeds the regulatory requirement.

     The deposits of savings associations, such as the Savings Bank, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.85% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.85% to 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Savings Bank's special assessment would amount to approximately $893,000 to $945,000, before taxes, respectively. Accordingly, if imposed, this special assessment would reduce earnings. Conversely, assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as 0.04% from the 0.23% of deposits currently paid by the Savings Bank, which would reduce annual non-interest expense for future periods by approximately $200,000, before taxes, based on deposits at March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994.
----------------------------------------------

General. Net income for the three months ended September 30, 1995 was $527,743 compared to $442,450 for the three months ended September 30, 1994, due primarily to an increase in net interest income which was offset in part by an increase in noninterest expense. Income before taxes increased to $844,339 for the three months ended September 30, 1995 from $711,511 for the three months ended September 30, 1994.

Interest Income.   Total interest income increased to $3,095,280 for the three months ended September 30, 1995, from $2,453,102 for the three months ended September 30, 1994, due primarily to an increase in the yield earned on loans and investments from 7.06% for the three months ended September 30, l994, to 8.33% for the period ended September 30, l995.

Interest Expense. Total interest expense increased to $1,637,356 for the quarter ended September 30, 1995, from $1,190,081 for the quarter ended September 30, 1994. Interest on deposits increased to $1,259,144 for the quarter ended September 30, 1995 from $959,099 for the quarter ended September 30, 1994 due primarily to an increase in the average cost of deposits from 3.81% at September 30, 1994 compared to 4.62% at September 30, 1995. Interest expense on borrowed money increased to $378,212 for the quarter ended September 30, 1995, from $230,982 for the quarter ended September 30, 1994, due to an increase in the cost of borrowing.

Provision for Loan Losses. The provision for loan losses increased to $42,500 for the three months ended September 30, 1995 from $25,000 for the three months ended September 30, 1994. The increase in the provision for loan losses is attributable primarily to the loss on a single consumer loan. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor the unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

Noninterest Income. Noninterest income increased to $115,116 for the three months ended September 30, 1995, from $99,733 for the three months ended September 30, 1994. NOW account charges increased as a result of increased account volume.

Noninterest Expense. Noninterest expense increased to $686,201 for the three months ended September 30, 1995, from $626,243 for the three months ended September 30, 1994. Miscellaneous expenses increased primarily due to the growth in NOW accounts while other noninterest expenses increased commensurate with the growth of the Bank.

Taxes. Taxes increased to $316,596 for the three months ended September 30, l995, from $269,061 for the three months ended September 30,1994, due to the increase in income before taxes.

Six Months Ended September 30, 1995 and 1994
--------------------------------------------

General. Net income for the six months ended September 30, 1995 was $1,032,526 compared to $815,891 for the six months ended September 30, l994.

Interest Income. Total interest income increased to $6,068,287 for the six months ended September 30, 1995, from $4,791,380 for the six months ended September 30, 1994, due primarily to an increase in the yield earned on loans and investments.

Interest Expense. Total interest expense increased to $3,189,188 for the six months ended September 30, 1995, from $2,347,372 for the six months ended September 30, 1994. Interest on deposits increased to $2,422,986 for the six months ended September 30, 1995, from $1,924,878 for the same period last year due primarily to a higher cost of savings for the six months ended September 30, 1994. Interest expense on borrowed money increased to $766,202 for the six months ended September 30, 1995, from $422,494 for the six months ended September 30, 1994, due to higher rates on such borrowings and increased average borrowings from the Federal Home Loan Bank of Atlanta in order to fund the Bank's loan volume.

Provision for Loan Losses. The provision for loan losses increased to $67,500 for the six months ended September 30, 1995, from $51,237 for the same period last year. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

Noninterest Income. Noninterest income increased to $223,902 for the six months ended September 30, 1995, from $193,338 for the six months ended September 30, 1994, due to an increase in the fees and service charges on checking accounts as the volume of accounts increased.

Noninterest Expenses. Noninterest expenses increased to $1,382,353 for the six months ended September 30, 1995, from $1,273,110 for the same period last year. The increase is related generally to the growth of the institution and increased checking account volume.

Taxes. Taxes increased to $620,622 for the six months ended September 30, 1994, from $497,108 for the six months ended September 30, 1994, due to an increase in income before taxes for the six months ended September 30, 1995.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On July 26, 1995, Community Financial Corporation held its Annual Meeting of Stockholders ("Meeting").

     (b) At the Meeting, Jane C. Hickok, Dale C. Smith and Richard E. Bonin, were elected as directors of the Corporation. All other directors continue as directors of the Corporation.

     (c) Stockholders of the Corporation voted on the following matters at the Meeting.

                              Votes         Votes      Absten-    Broker
                               For         Against      tions    Non-votes
                             ------        -------     -------   ---------
Adoption of an                840,535      223,877     11,978     73,431
amendment to the
Company's Certificate
of Incorporation to
remove cumulative
voting.

Adoption of an                820,570      229,392     28,428     71,431
amendment to the
Company's Certificate
of Incorporation to
limit the ability to
call special meetings
of stockholders.

Ratification of the         1,138,093          100     12,628       -0-
appointment of BDO
Seidman as auditors
for the Company for
the fiscal year
ending March 31, 1996.


Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         --------

         The listed exhibits are being filed herewith:

            3(i)  Amended and Restated Certificate
                  of Incorporation                         Page
                                                                ----

            3(ii) Amended and Restated Bylaws              Page
                                                                ----

         Form 8-K
         --------

         A report on Form 8-K was filed by the Company on September 22, 1995 to report certain changes in management.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:
                                   By: (s)
                                       -------------------------------
                                       R. Jerry Giles
                                       Chief Financial Officer
                                       (Duly Authorized Officer)