Form 10QSB
period 1995-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1996-02-09
CIK 850606

[DESCRIPTION]     EX-27

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on December 31, 1995: 1,269,698.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
         at December 31, 1995 (unaudited) and
         March 31, 1995 (audited).......................................1

         Consolidated Statements of Income for the
         Three Months Ended December 31, 1995 and 1994
         and for the Nine Months Ended December 31, 1995
         and 1994 (unaudited)...........................................2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1995 and
         1994 (unaudited)...............................................3

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



                                     December 31,      March 31,
                                          1995            1995
                                     ------------    -------------
                                     (Unaudited)       (Audited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,392,000 and $2,166,000)         $  4,002,089     $  4,582,983
Securities
  Held to maturity                      5,818,151        4,268,530
  Available for sale                    1,718,430          524,790
Investment in Federal Home Loan
  Bank stock, at cost                   1,250,000        1,250,000
Loans receivable, net                 139,828,857      134,515,658
Real estate owned                         215,525          350,308
Property and equipment, net             3,738,543        3,846,007
Accrued interest receivable
  Loans                                   791,424          671,753
  Investments                             124,184           97,266
Prepaid expenses and other assets         279,049          325,660


                                     $157,766,252     $150,432,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits                           $109,822,085     $105,013,566
Advances from Federal Home Loan
    Bank                               25,000,000       25,000,000
Advance payments by borrowers for
    taxes and insurance                   122,521          152,197
Other liabilities                       1,246,778          714,758

        Total Liabilities             136,191,384      130,880,521

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 1,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 3,000,000 shares,
    1,269,698 and 1,241,878 shares
    outstanding                            12,697           12,419
  Additional paid in capital            4,651,634        4,540,632
  Retained earnings                    15,903,275       14,723,799
  Net unrealized gain on securities
    available for sale                  1,007,262          275,584
  Total Stockholders' Equity           21,574,868       19,552,434

                                     $157,766,252     $150,432,955

   See accompanying notes to consolidated financial statements.


                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                            Three Months Ended     Nine Months Ended
                               December 31,          December 31,
                            ------------------     -----------------
                              1995       1994       1995       1994
                            --------    ------     ------     ------
                               (Unaudited)             (Unaudited)


INTEREST INCOME
  Loans                    $3,007,517 $2,466,323 $8,802,833 $7,029,810
  Investment securities       115,332     81,358    324,510    215,570
  Other                        35,930     43,261     99,723    122,947
    Total interest income   3,158,779  2,590,942  9,227,066  7,368,327

INTEREST EXPENSE
  Deposits                  1,300,133  1,032,555  3,723,119  2,943,439
  Borrowed money              378,274    229,210  1,144,476    651,704
    Total interest expense  1,678,407  1,261,765  4,867,595  3,595,143

NET INTEREST INCOME         1,480,372  1,329,177  4,359,471  3,773,184

PROVISION FOR LOAN LOSSES      31,720     25,000     99,220     76,237

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES  1,448,652  1,304,177  4,260,251  3,696,947

NONINTEREST INCOME
  Service charges, fees
    and commissions           109,155     95,427    320,038    275,191
  Miscellaneous                 5,108      6,794     18,127     20,368
    Total noninterest
      income                  114,263    102,221    338,165    295,559

NONINTEREST EXPENSE
  Compensation & benefits     295,456    266,231    860,376    811,486
  Occupancy                    96,191     84,835    280,778    263,791
  Data processing              72,222     64,168    227,387    191,936
  Federal insurance premium    60,608     58,610    180,401    176,230
  Miscellaneous               180,237    154,581    538,125    458,767
    Total noninterest
      expense                 704,714    628,425  2,087,067  1,902,210

INCOME BEFORE TAXES           858,201    777,973  2,511,349  2,090,296

INCOME TAXES                  321,818    295,122    942,440    792,230

NET INCOME                 $  536,383 $  482,851 $1,568,909 $1,298,066

EARNINGS PER SHARE         $     0.42 $     0.39 $     1.25 $     1.06
DIVIDENDS PER SHARE        $     0.11 $    0.085 $     0.31 $    0.255


       See accompanying notes to consolidated financial statements.


                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                    December 31,
                                              ------------------------
                                                  1995        1994
                                              -----------  -----------
                                                     (Unaudited)

                                                 >
OPERATING ACTIVITIES
  Net income                                  $1,568,909   $1,298,066
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                    99,220       76,237
     Depreciation                                159,047      153,161
     Amortization of premium and accretion
       of discount on securities, net             (7,210)     (15,998)
     (Decrease) in net deferred loan fees        (77,517)     (81,344)
     (Decrease) increase in deferred income
       taxes                                      98,480     (131,761)
     (Decrease) (increase) in other assets       (99,978)     116,134
     (Decrease) in other liabilities             (58,098)    (113,432)
     Gain on sale of assets                         (818)        -
   Net cash provided by operating activities   1,682,035    1,301,063

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                      2,500,000    2,525,391
  Purchases of investment securities          (4,042,397)  (5,451,699)
  Net increase in loans                       (5,203,178)  (7,623,120)
  Purchases of property and equipment            (47,720)    (375,569)
  Proceeds from sale of loans                  1,136,000       69,000
  Loans originated for resale                 (1,136,000)        -
    Net cash provided (absorbed) by
      investing activities                    (6,793,295) (10,855,997)

FINANCING ACTIVITIES
  Dividends paid                                (389,433)    (312,425)
  Net increase (decrease) in deposits          4,808,519    4,721,591
  Proceeds from advances and other
   borrowed money                             73,000,000   26,000,000
  Repayments of advances and other
   borrowed money                            (73,000,000) (27,500,000)
  Proceeds from issuance of common stock         111,280       91,640
Net cash provided (absorbed) by
  financing activities                         4,530,366    3,000,806
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (580,894)  (6,554,128)

CASH AND CASH EQUIVALENT-beginning of period   4,582,983    9,388,430

CASH AND CASH EQUIVALENTS-end of period       $4,002,089   $2,834,302

   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1995


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

NOTE 2. - EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended December 31, 1995 and 1994 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,269,698 and 1,230,031). Earnings per share for the nine months ended December 31, l995 and 1994 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,254,220 and 1,223,396).

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Savings Bank's capital levels at December 31, 1995, relative to the requirements applicable under federal law and regulation at that date:

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                     --------   --------   ---------    -------   ---------


Tangible Capital   $2,349,000   1.50%     $17,829,000   11.38%  $15,480,000
Core Capital        4,698,000   3.00       17,829,000   11.38    13,131,000
Risk-based Capital  7,806,000   8.00       18,566,000   19.03    10,760,000


Capital distributions by the Savings Bank are limited by federal regulations ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" institution to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Savings Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that institutions provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 1995 and 1994 was $1,667,381 and $1,275,950, respectively. Total interest paid for the nine months ended December 31, 1995 and 1994 was $4,845,725 and $3,692,824,
respectively. Total income taxes paid for the three months ended December 31, 1995 and 1994 was $341,526 and $163,108, respectively. Total income taxes paid for the nine months ended December 31, 1995 and 1994 was $960,746 and $629,143, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

The Company's total assets increased $7.3 million to $157.8 million at December 31, 1995, due primarily to an increase in loans receivable of $5.3 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans. Deposits increased $4.8 million to $109.8 million at December 31, 1995, from $105.0 million at March 3l, l995. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $21.6 million at December 31, 1995, from $19.6 million at March 31, 1995, due to earnings and an adjustment in the carrying value of securities available for sale for the nine month period ended December 31, 1995, which was partially offset by three cash dividend payments totalling $0.31 per share. At December 31, 1995, the Bank's non-performing assets totalled $422,000 or 0.27% of assets. This compares to non-performing assets of $350,000 or 0.23% of total assets as of March 31, 1995. The non-performing assets consisted of three 1-4 family dwellings held as real estate owned of $216,000, loans on 1-4 family dwellings in the amount of $145,000 and various consumer loans totalling $61,000.

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1995, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.99%, which exceeds the regulatory requirement of 5.00%.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 and 1994.
----------------------------------------------

General. Net income for the three months ended December 31, 1995 was $536,383 compared to $482,851 for the three months ended December 31, 1994, due primarily to an increase in net interest income which was offset in part by an increase in noninterest expense. Income before taxes increased to $858,201 for the three months ended December 31, 1995 from $777,973 for the three months ended December 31, 1994.

Interest Income.   Total interest income increased to $3,158,779 for the three months ended December 31, 1995, from $2,590,942 for the three months ended December 31, 1994, due primarily to an increase in the yield on loans and investments from 7.22% for the three months ended December 31, l994, to 8.39% for the period ended December 31, l995. The increased yield on loans is principally due to adjustable-rate loans repricing in a rising interest rate environment.

Interest Expense. Total interest expense increased to $1,678,407 for the quarter ended December 31, 1995, from $1,261,765 for the quarter ended December 31, 1994. Interest on deposits increased to $1,300,133 for the quarter ended December 31, 1995 from $1,032,555 for the quarter ended December 31, 1994 due primarily to an increase in the average cost of deposits from 3.79% at December 30, 1994 compared to 4.72% at December 31, 1995. Interest expense on borrowed money increased to $378,274 for the quarter ended
December 31, 1995, from $229,210 for the quarter ended December 31, 1994, due primarily to an increase in the cost of borrowing.

Provision for Loan Losses. The provision for loan losses increased to $31,720 for the three months ended December 31, 1995 from $25,000 for the three months ended December 31, 1994. The increase in the provision for loan losses is attributable primarily to an increase in losses on consumer loans and credit cards. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor the unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

Noninterest Income. Noninterest income increased to $114,263 for the three months ended December 31, 1995, from $102,221 for the three months ended December 31, 1994. NOW account charges increased as a result of increased account volume.

Noninterest Expenses. Noninterest expenses increased to $704,714 for the three months ended December 31, 1995, from $628,425 for the three months ended December 31, 1994. Miscellaneous expenses increased primarily due to the growth in NOW accounts while other noninterest expenses increased commensurate with the growth of the Bank.

Taxes. Taxes increased to $321,818 for the three months ended December 31, l995, from $295,122 for the three months ended December 31, 1994, due to the increase in income before taxes.

Nine Months Ended December 31, 1995 and 1994
--------------------------------------------

General. Net income for the nine months ended December 31, 1995 was $1,568,909 compared to $1,298,066 for the nine months ended December 31, l994.

Interest Income. Total interest income increased to $9,227,066 for the nine months ended December 31, 1995, from $7,368,327 for the nine months ended December 31, 1994, due primarily to an increase in the yield and volume on loans and an increase in the yield on investments.

Interest Expense. Total interest expense increased to $4,867,595 for the nine months ended December 31, 1995, from $3,595,143 for the nine months ended December 31, 1994. Interest on deposits increased to $3,723,119 for the nine months ended December 31, 1995, from $2,943,439 for the same period last year due primarily to a higher cost of savings and an increase in deposits of $4.8 million. Interest expense on borrowed money increased to $1,144,476 for the nine months ended December 31, 1995, from $651,704 for the nine months ended December 31, 1994, due to higher rates on such borrowings and increased average borrowings from the Federal Home Loan Bank of Atlanta.

Provision for Loan Losses. The provision for loan losses increased to $99,220 for the nine months ended December 31, 1995, from $76,237 for the same period last year due primarily to an increase in losses and reserves on consumer loans and credit cards. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

Noninterest Income. Noninterest income increased to $338,165 for the nine months ended December 31, 1995, from $295,559 for the nine month period ended December 31, 1994, due to an increase in the number of checking account customers and the related volume of fees and service charges on checking accounts.

Noninterest Expenses. Noninterest expenses increased to $2,087,067 for the nine months ended December 31, 1995, from $1,902,210 for the same period last year. The increase is related generally to the growth of the Company and the increase in the number of checking account customers.

Taxes. Taxes increased to $942,440 for the nine months ended December 31, 1995, from $792,230 for the nine months ended December 31, 1994, due to an increase in income before taxes for the nine months ended December 31, 1995.

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

         Not Applicable.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date: February 8, 1996
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)