Form 10QSB/A
period 1995-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1996-03-21
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A
                        AMENDMENT NO. ONE

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


                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                    December 31,
                                              ------------------------
                                                  1995        1994
                                              -----------  -----------
                                                     (Unaudited)

                                                 >
OPERATING ACTIVITIES
  Net income                                  $1,568,909   $1,298,741
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                    99,220       76,237
     Depreciation                                159,047      153,161
     Amortization of premium and accretion
       of discount on securities, net             (7,210)     (15,998)
     (Decrease) in net deferred loan fees        (77,517)     (81,344)
     Decrease (increase) in deferred income
       taxes                                      98,480     (131,761)
     Decrease (increase) in other assets         (99,978)     116,134
     (Decrease) in other liabilities             (58,098)    (114,107)
     Gain on sale of assets                         (818)        -
   Net cash provided by operating activities   1,682,035    1,301,063

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                      2,500,000    2,525,391
  Purchases of investment securities          (4,042,397)  (5,451,699)
  Net increase in loans                       (5,203,178)  (7,623,120)
  Purchases of property and equipment            (47,720)    (375,569)
  Proceeds from sale of loans                  1,136,000       69,000
  Loans originated for resale                 (1,136,000)        -
    Net cash provided (absorbed) by
      investing activities                    (6,793,295) (10,855,997)

FINANCING ACTIVITIES
  Dividends paid                                (389,433)    (312,425)
  Net increase (decrease) in deposits          4,808,519    4,721,591
  Proceeds from advances and other
   borrowed money                             73,000,000   26,000,000
  Repayments of advances and other
   borrowed money                            (73,000,000) (27,500,000)
  Proceeds from issuance of common stock         111,280       91,640
Net cash provided (absorbed) by
  financing activities                         4,530,366    3,000,806
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (580,894)  (6,554,128)

CASH AND CASH EQUIVALENT-beginning of period   4,582,983    9,388,430

CASH AND CASH EQUIVALENTS-end of period       $4,002,089   $2,834,302

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

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Savings Bank's capital levels at December 31, 1995, relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA') at that date:

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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 1995 and 1994 was $1,667,381 and $1,275,950. Total interest paid for the nine months ended December 31, 1995 and 1994 was $4,845,725 and $3,692,824. Total income taxes paid for the three months ended December 31, 1995 and 1994 was $341,526 and $163,108. Total income taxes paid for the nine months ended December 31, 1995 and 1994 was $960,746 and $629,143.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

The Company's total assets increased $7.3 million to $157.8 million at December 31, 1995, due primarily to an increase in loans receivable of $5.3 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans. Deposits increased $4.8 million to $109.8 million at December 31, 1995, from $105.0 million at March 3l, l995. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $21.6 million at December 31, 1995, from $19.6 million at March 31, 1995, due to earnings and an adjustment in the carrying value of securities available for sale for the nine month period ended December 31, 1995, which was partially offset by three cash dividend payments totalling $0.31 per share. At December 31, 1995, the Bank's non-performing assets totalled $422,000 or 0.27% of assets. This compares to non-performing assets of $350,000 or 0.23% of total assets as of March 31, 1995. The non-performing assets consisted of three 1-4 family dwellings which is the real estate owned of $216,000, loans on 1-4 family dwellings in the amount of $145,000 and various consumer loans totalling $61,000.

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1995, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.99%, which exceeds the regulatory requirement.

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

Provision for Loan Losses. The provision for loan losses increased to $31,720 for the three months ended December 31, 1995 from $25,000 for the three months ended December 31, 1994. The increase in the provision for loan losses is attributable primarily to a modest increase in losses on consumer loans and credit cards. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor the unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

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

Interest Income. Total interest income increased to $9,227,066 for the nine months ended December 31, 1995, from $7,368,327 for the nine months ended December 31, 1994, due primarily to an increase in the yield on loans and investments.

Interest Expense. Total interest expense increased to $4,867,595 for the nine months ended December 31, 1995, from $3,595,143 for the nine months ended December 31, 1994. Interest on deposits increased to $3,723,119 for the nine months ended December 31, 1995, from $2,943,439 for the same period last year due primarily to a higher cost of savings for the nine months ended December 31, 1994. Interest expense on borrowed money increased to $1,144,476 for the nine months ended December 31, 1995, from $651,704 for the nine months ended December 31, 1994, due to higher rates on such borrowings and increased average borrowings from the Federal Home Loan Bank of Atlanta.

Provision for Loan Losses. The provision for loan losses increased to $99,220 for the nine months ended December 31, 1995, from $76,237 for the same period last year due primarily to an increase in losses and reserves on consumer loans and credit cards . Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor unallocated reserves and make additions as appropriate to provide for possible unforseen losses.

Noninterest Income. Noninterest income increased to $338,165 for the nine months ended December 31, 1995, from $295,559 for the nine month period ended December 31, 1994, due to an increase in the volume of fees and service charges on checking accounts.

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

        Exhibit 27 - Financial Data Schedule Page 13

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:  March 20, 1996
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)