Form 10KSB
period 1996-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 1996-06-24
CIK 850606

                     SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                               FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended March 31, 1996

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from ______ to _______

     Commission file number 0-18265.

                     COMMUNITY FINANCIAL CORPORATION
    (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                          54-1532044
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  38 North Central Avenue, Staunton, Virginia                    24401
    (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (540) 886-0796

    Securities Registered Pursuant to Section 12(b) of the Act:  None

       Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                             (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90
days.   YES /X/    NO / /

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The Issuer had $12,843,428 in gross income for the year ended March
31, 1996.

     As of May 31, 1996, there were issued and outstanding 1,271,198 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 1996, was approximately $20,200,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                   DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB--Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                  PART I

Item  1. Description of Business
- --------------------------------

General
- -------

     Community Financial Corporation ("Community" or the "Company") is a Delaware corporation which owns Community Federal Savings Bank ("Community Federal" or the "Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, the Bank converted to the stock form of organization through the sale and issuance of shares of its Common Stock. The Company effected a two-for-one stock split in the form of a 100% stock dividend in November 1994.

     The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. The Company's Common Stock is quoted on The Nasdaq Stock Market under the symbol "CFFC."

     The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan
Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") which is part of the FDIC, the maximum extent permitted by the FDIC.

     At March 31, 1996, Community had $159.8 million in assets, deposits of $109.5 million and stockholders' equity of $21.9 million.
Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through its offices located in Staunton, Waynesboro, and Stuarts Drafts, Virginia.

     Like all thrift institutions, Community's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

     Community's main office is located at 38 North Central Avenue, Staunton, Virginia 24401. The Company's telephone number is (540) 886-0796.

Lending Activities
- ------------------

     General.    The Company, like most other thrift institutions,
concentrates its lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial real estate.
The Company makes construction loans secured by commercial real estate and one- to four-family residential properties and permanent loans secured by commercial real estate, with an emphasis on multi-family housing. Additionally, the Company makes consumer loans in order to increase the diversification and decrease interest rate sensitivity of the loan portfolio and to increase interest income. The Company's construction loans are predominantly made only where a commitment for permanent financing, either from another lender or from the Company, has been obtained. Substantially, all of the Company's loans are originated within its market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties in Virginia.
Regulations permit, among other things, mortgage loans to be written for shorter terms or with adjustable interest rates as compared to long-term, fixed-rate mortgage loans. At March 31, 1996, $117.9 million or 81.4% of the Company's total loans receivable before net items consisted of loans which permit periodic interest rate adjustments.

     Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Company's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on Company experience and on the Company's guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loans involved. The one- to four-family adjustable-rate mortgage loans originated by the Company, however, are not readily saleable in the secondary market due to the fact that the Company does not typically require surveys, title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors.

     The Company's loan commitments are approved at different levels, depending on the size and type of the loan being sought. Certain one- to four-family and commercial real estate loans may be approved by the Vice-President/Director of Lending. Certain larger loans must be approved by a majority of the Company's Loan Committee or the Board of Directors. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, has been reduced to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1996, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities and invested in any one project was approximately $2.7 million. At March 31, 1996, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $2.7 million.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's total loan portfolio in dollars and percentages as of the dates indicated.


                                                     March 31,
                     -------------------------------------------------------------------------------------------------
                               1996                1995               1994                 1993             1992
                     -----------------    ----------------    ----------------    ----------------    ----------------
                      Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                     -------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                            (Dollars in Thousands)

Real Estate Loans:
- -----------------
Residential          $ 91,212   62.92%   $ 86,331   62.90%   $ 77,485   61.59%   $ 70,904   62.45%   $ 71,358   65.38%
Commercial             38,433   26.51      39,667   28.90      41,144   32.71      36,839   32.45      32,091   29.40
Construction            6,415    4.43       4,336    3.15       2,992    2.38       2,407    2.12       2,657    2.44
                     --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
  Total real estate   136,060   93.86     130,334   94.95     121,621   96.68     110,150   97.02     106,106   97.22
                     --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Consumer Loans:
- --------------
Deposit account           234     .16         267     .20         259     .21         316     .28         385     .35
Unsecured personal      3,616    2.50       3,600    2.62       1,922    1.53       1,205    1.06         858     .79
Automobile              1,470    1.01       1,072     .78         687     .55         534     .47         502     .46
Home equity               380     .26         412     .30         505     .40         442     .39         324     .30
Other                   3,206    2.21       1,577    1.15         809     .63         887     .78         965     .88
                     --------   -----    --------  ------    --------  ------    --------  ------    --------  ------
  Total consumer
   loans                8,905    6.14       6,928    5.05       4,182    3.32       3,384    2.98       3,034    2.78
                     --------   -----    --------  ------    --------  ------    --------  ------    --------  ------
Total loans
 receivable          $144,965  100.00%   $137,262  100.00%   $125,803  100.00%   $113,534  100.00%   $109,140  100.00%
                     --------  ======    --------  ======    --------  ======    --------  ======    --------  ======
Less:
Undisbursed loans in
 process                1,830               1,477               1,330               1,201                 864
Deferred fees and
 unearned discounts       396                 507                 625                 603                 634
Allowance for losses    1,000                 763                 703                 655                 520
                     --------            --------            --------            --------            --------
  Total net items       3,226               2,747               2,658               2,459               2,018
                     --------            --------            --------            --------            --------
  Total loans
   receivable,net    $141,739            $134,515            $123,145            $111,075            $107,122
                     ========            ========            ========            ========            ========


     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.


                                                                     March 31,
                      ----------------------------------------------------------------------------------------------
                             1996              1995                 1994             1993                1992
                      ----------------   -----------------   ----------------   ----------------    ----------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent    Amount  Percent
                      ------   -------   ------    -------   ------   -------   ------   -------    ------  --------
                                                         (Dollars in Thousands)

Fixed-Rate Loans:
Real Estate:
 Residential          $ 12,863    8.87%  $ 12,896    9.40%  $ 14,880   11.83%   $  9,350    8.24%   $ 12,970   11.88%

 Commercial              5,548    3.83      2,765    2.01      3,832    3.05       4,054    3.57       3,885    3.56
                      --------  ------   --------  ------   --------  ------   ---------  ------    --------  ------
 Total real
  estate loans(1)       18,411   12.70     15,661   11.41     18,712   14.88      13,404   11.81      16,855   15.44
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
Consumer                 8,611    5.94      6,516    4.75      3,677    2.92       2,942    2.59       2,710    2.49
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total fixed-rate
  loans                 27,022   18.64     22,177   16.16     22,389   17.80      16,346   14.40      19,565   17.93
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
Adjustable-Rate
 Loans:
Real Estate:
 Residential            80,773   55.72     75,023   54.66     64,532   51.30      62,371   54.93      60,132   55.10
 Commercial             36,876   25.44     39,650   28.88     38,377   30.50      34,375   30.28      29,119   26.68
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total real estate
  loans                117,649   81.16    114,673   83.54    102,909   81.80      96,746   85.21      89,251   81.78
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
Consumer                   294     .20        412     .30        505     .40         442     .39         324     .29
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total adjustable-
  rate loans           117,943   81.36    115,085   83.84    103,414   82.20      97,188   85.60      89,575   82.07
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total loans
  receivable          $144,965  100.00%  $137,262  100.00%  $125,803  100.00%   $113,534  100.00%   $109,140  100.00%
                      --------  ======   --------  ======   --------  ======    --------  ======    --------  ======




                                                                  March 31,
                      --------------------------------------------------------------------------------------------
                            1996              1995                 1994                1993             1992
                        ----------------   -----------------   ----------------   ----------------   ---------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent   Amount  Percent
                      ------   -------   ------    -------   ------   -------   ------   -------   ------  -------
                                                   (Dollars in Thousands)


Less:
Undisbursed loans
 in process              1,830             1,477               1,330               1,201              864
Deferred fees and
 unearned discounts        396               507                 625                 603              634

Allowance for losses     1,000               763                 703                 655              520
                      --------          --------            --------            --------         --------
 Total net items         3,226             2,747               2,658               2,459            2,018
                      --------          --------            --------            --------         --------

 Total loans
  receivable, net     $141,739          $134,515            $123,145            $111,075         $107,122
                      ========          ========            ========            ========         ========
- ----------------


(1) Includes residential real estate construction loans of $2,424,000, $1,588,000 and $1,927,000 and commercial real estate construction loans of $3,991,000, $2,748,000  and $1,065,000 at March
31, 1996, 1995 and 1994, respectively.


Loan Maturity and Repricing
- ---------------------------

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at March 31, 1996. Mortgages which have adjustable interest rates are shown as maturing based on contractual maturity and demand loans are shown as maturing in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                               Real Estate
                        ------------------------
                        Residential   Commercial   Consumer     Total
                        -----------   ----------   --------   ---------
                                      (Dollars in Thousands)

Due During Years Ended
- ----------------------

04/01/96 - 03/31/97(1)    $  4,395    $  5,569     $  6,694    $ 16,658
04/01/97 - 03/31/98          2,585       1,137          850       4,572
04/01/98 - 03/31/99          2,681       1,068          559       4,308
04/01/99 - 03/31/01          5,731       2,394          654       8,779
04/01/01 - 03/31/06         16,468       7,409           61      23,938
04/01/06 - 03/31/11         18,032       9,030           87      27,149
04/01/11 and following      43,744      15,817          ---      59,561
                          --------    --------     --------    --------
     Total                $ 93,636    $ 42,424     $  8,905    $144,965
                          ========    ========     ========    ========

- ----------------------

     (1) Includes $2,424,000 of residential real estate construction loans and $3,991,000 of commercial real estate construction loans.



     The total amount of loans due after March 31, 1997 which have predetermined interest rates is $12,221,295, while the total amount of loans due after such date which have floating or adjustable interest rates is $116,086,000.

One- to Four-Family Residential Real Estate Lending
- ---------------------------------------------------

     The Company's primary lending program is the origination of loans secured by one- to four-family residences, all of which are located in the Company's market area. The Company evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits the Company to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Company generally makes one- to four-family residential real estate loans in amounts of 80% or less of the appraised value thereof. In certain instances, the Company will lend up to 90% of the appraised value of the underlying real estate and requires the borrower to purchase private mortgage insurance.

     Most savings institutions, including Community, historically made one- to four-family residential mortgage loans on a 30-year fixed-rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans in the past has been substantially shorter.

     In order to reduce its exposure to changes in interest rates, the Company has de-emphasized the origination of 30-year fixed-rate one- to four-family residential mortgage loans for retention in its own portfolio. For the year ended March 31, 1996, 85.3% of all one- to four-family residential loans originated by the Company had adjustable interest rates. Although, due to competitive market pressures, the Company does originate fixed-rate mortgage loans, it currently underwrites and documents substantially all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 1996, $12.9 million, or 14.1%, of the Company's one- to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

     The Company's current one- to four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust every year, generally in accordance with the rates on one-year U.S. Treasury Bills. The Company's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. Borrowers are qualified at the fully indexed interest rate. To compete with other lenders in its market area, Community makes one-year ARMs at interest rates which, for the first year, are below the index rate which would otherwise apply to these loans. At March 31, 1996, ARMs totaled $117.9 million, or 81.4%, of the Company's total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

     All one- to four-family real estate mortgage loans being originated by the Company contain a "due-on-sale" clause providing that the Company may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Company's policy to enforce these due-on-sale clauses concerning fixed-rate loan and to permit assumptions of ARMs, for a fee, by qualified borrowers.

     The Company requires, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Company's interest. The cost of this insurance coverage is paid by the borrower. The Company does not require escrows for taxes and insurance.

Commercial Real Estate and Construction Lending
- -----------------------------------------------

     The Company has originated and, in the past has purchased, commercial real estate loans and loan participations. The Company also makes commercial real estate construction loans. The Company's commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 1996, commercial real estate and construction loans aggregated $44.8 million or 30.9% of the Company's total loans receivable before net items. The Company has in recent years placed more emphasis on multi-family housing loans for its commercial real estate loan portfolio. The Company's commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, the Company charges fees ranging from 1% to 2% on these loans. At March 31, 1996, the Company had $5.3 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by the Company are fully amortizing with maturities ranging from five to 30 years. The Company's commercial real estate and construction loans are secured by properties located in the Company's market area.

     At March 31, 1996, the Company had $4.0 million or 2.8% of its total loans receivable before net items invested in commercial construction loans compared to $2.7 million or 2.0% at March 31, 1995. The Company's commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. The Company's construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

     In its underwriting of commercial real estate and construction loans, the Company may lend, under federal regulations, up to 100% of the security property's appraised value, although the Company's loan to original appraised value ratio on such properties is generally 80% or less. The Company's commercial real estate and construction loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Company generally requires personal guarantees or endorsements of borrowers. The Company also carefully considers the location of the security property and obtains an appraisal of the property.

     At March 31, 1996, the Company had 12 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $20.4 million, all of which were current in interest and principal payments. The largest was a group of loans to a single borrower for $2.3 million secured primarily by multi-unit apartments and single family rental houses.

     The following table presents information as to Community's commercial real estate and construction lending portfolio as of March 31, 1996 by type of project.

                                               Number
                                                 of       Principal
                                                Loans      Balance
                                               ------    -----------
                                               (Dollars in Thousands)
Permanent financing:
  Multi-family residential
    building                                      57       $20,447
  Hotel and motel                                  4           679
  Commercial and industrial building              75        17,247
  Raw land                                         3            53
  Church                                           1             7
                                                 ---       -------
                                                 140        38,433
                                                 ---       -------
Acquisition and construction
 financing:
   Multi-family                                    1           526
   Mini warehouse                                  1           240
   Retail store                                    1           900
   Office building                                 1           135
   Combination fast food restaurant
    and convenience store                          3         2,190
                                                 ---       -------
                                                   7         3,991
                                                 ---       -------
   Total                                         147       $42,424
                                                 ===       =======


     Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sell out value upon completion of the project and the estimated cost of the project.
If the estimated cost of construction or development proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because the Company usually provides loans to a developer for the entire estimated cost and interest of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, the Company may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Consumer Lending
- ----------------

     Federal thrift institutions are permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally-chartered thrift institution's total assets.

     The Company offers various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, home equity loans, and credit card receivables.  At March 31, 1996, the Company had $8.9 million or
6.1% of its total loans receivable before net items invested in consumer loans. With the exception of certain of home equity loans at March 31, 1996, the Company's consumer loans have fixed interest rates and
generally have terms ranging from 90 days to five years.   During fiscal
1995 and 1996, the Company increased its level of unsecured consumer loans compared to prior years. Such loans were generally made to customers with which the Company had pre-existing relationships in amounts generally under $75,000. Community originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

     The Company offers VISA credit card accounts. At March 31, 1996, 1,097 credit card accounts had been issued, with an aggregate outstanding balance of $390,525 and unused credit available of $2.4 million. The Company presently charges no annual membership fee and an annual rate of interest of 15.98%.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. The Company adds general provisions to its loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. At March 31, 1996, the Company had $541,000 in non-performing consumer loans. See "Non-Performing Assets".

Loan Originations, Purchases and Sales
- --------------------------------------

     Federal regulations authorize the Company to make real estate loans anywhere in the United States. However, at March 31, 1996, substantially all of the Company's real estate loans were secured by real estate located in the Company's market area.

     Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. Since fiscal 1985 the Company has not purchased any loans or loan participations.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. For the periods shown, the Company did not purchase any loans.


                                              Year Ended March 31,
                                          ----------------------------
                                            1996      1995     1994
                                          --------  -------  ---------
                                                 (In Thousands)

Origination by Type:
- -------------------
Adjustable Rate:
 Real estate - one- to four-family
                residential               $16,132   $18,425   $15,200
             - commercial                   1,449     1,957     8,083
             - home equity                    311       184        93
                                          -------   -------   -------
     Total adjustable rate                 17,892    20,566    23,376
                                          -------   -------   -------
Fixed Rate:
- ----------
 Real estate - one- to four-family
               residential                  4,636     3,383     9,237
             - commercial                   2,109     1,867     1,065
 Non-real estate - consumer(1)              8,163     4,089     4,473
                                          -------   -------   -------
     Total fixed rate                      14,908     9,339    14,775
                                          -------   -------   -------
Sales:
- -----
Real estate loans                           1,299     1,008     1,540
                                          -------   -------   -------
Principal repayments                       19,750    15,112    15,755
                                          -------   -------   -------
     Total reductions                      21,049    16,120    17,295
                                          -------   -------   -------
Increase (decrease) in other
 items, net                                (4,682)   (2,238)   (8,786)
                                          -------   -------   -------
     Net increase (decrease)              $ 7,069   $11,321   $12,070
                                          =======   =======   =======
- ---------------------

     (1) Consumer loans include the amounts outstanding on credit card accounts opened by the Company and outstanding lines of credit on home equity loans. The total credit available was $2.5 million at March 31, 1994 which would have increased fixed-rate consumer loans to $6,971,000. At March 31, 1995, the total credit available was $3.5 million which would have increased fixed-rate consumer loans to $10,049,000. At March 31, 1996, the total credit available was $3.6 million which would have increased fixed-rate consumer loans to $12,185,000.


Income From Lending Activities
- ------------------------------

     Community realizes interest and loan fee income from its lending activities. The Company receives loan fees on both commercial real estate and one- to four-family residential loans. The Company receives loan fees and charges related to existing loans, which include late charges. Interest on loans, loan fees and service charges together comprised 97.4% of the Company's total revenues for the year ended March 31, 1996. Income from loan fees and other fees is a volatile source of income, varying with the volume and type of loans and commitments made and with competitive and economic conditions.

     Generally accepted accounting principles ("GAAP") allow the inclusion of loan fees in current income to an amount limited to the Company's loan underwriting and closing costs. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate, using a method which approximates level yield. The Company had deferred fees net of direct underwriting costs of $396,284 at March 31, 1996.

Delinquent and Problem Loans
- ----------------------------

     When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days the Company issues a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, the Company may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by the Company. In most cases, delinquencies are cured promptly.

     The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1996. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                        Residential
                        Real Estate          Commercial          Consumer
                      ------------------  ------------------ -----------------
                       Number    Amount   Number     Amount  Number     Amount
                      -------    -------  ------     ------  -------    ------
                                        (Dollars in Thousands)

Loans Delinquent for:
- --------------------
30-59 days                7     $476         1        $ 12        25     $178
60-89 days              ---      ---       ---         ---        16      129
90 days and over          1       52       ---         ---        51      541
                       ----     ----      ----        ----       ---     ----
Total delinquent loans    8     $528         1        $ 12        92     $848
                       ====     ====      ====        ====       ===     ====



     Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses on assets classified
"substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1996, the Company had classified $632,000 of its assets as substandard, and none as loss or doubtful. All assets of the Company that have been classified are included in the table below of non-performing assets and assets for which repayment by the borrower may be in doubt. In addition, the Company had $1,342,000 in special mention assets. See "- Non-Performing Assets."

Non-Performing Assets
- ---------------------

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more and real estate acquired through foreclosure, which include assets acquired in settlement of loans. All consumer loans more than 120 days delinquent are charged against the consumer loan allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that the Company considers to be well secured and in the process of collection. For the years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).


                                               March 31,
                           --------------------------------------------------
                            1996       1995       1994      1993       1992
                           -------   --------   -------   -------    --------
                                          (Dollars in Thousands)

Non-accruing loans:
  Consumer                 $  ---    $    3    $   ---   $  ---    $  ---

Accruing Loans Delinquent
 More Than 90 Days:
 Residential                   52       ---         15       24        25
 Commercial                   ---       ---         23      689       ---
 Consumer                     541       ---         18      ---        16

Real estate acquired
 through foreclosure          148       350        380      500       553
                           ------    ------    -------   ------    ------
     Total                 $  741    $  353    $   436   $1,213    $  594
                           ======    ======    =======   ======    ======
     Total as a percentage
      of total assets         .46%      .23%       .32%     .98%      .47%
                           ======    ======    =======   ======    ======
Unallocated allowance for
  loan losses              $  791    $  728    $   628   $  580    $  475
                           ======    ======    =======   ======    ======

     At March 31, 1996, the Company's non-performing assets were comprised of one single family residential property which was more than ninety days past due, real estate acquired through foreclosure of a single family dwelling which is currently rented and various consumer loans which includes one loan relationship of approximately $430,000 secured by classic automobiles and a second mortgage on real estate for which an allowance of $145,000 has been made. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

     As of March 31, 1996, there were $1,342,000 in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

     The $1,342,000 in special mention loans referred to above is comprised of two loans. The first has a balance of $742,031 and is secured by a first mortgage on a combination condominium/office complex. The complex has a low occupancy rate but is current in payments. The second loan has a balance of $600,000 and is secured by a first deed of trust on land which was originally intended for the construction of a fast food restaurant but which is now under contract for sale. The loan was made to individuals with substantial net worth and is current in payment. The Company is closely monitoring the status of these loans.

Allowance for Losses on Loans and Real Estate
- ---------------------------------------------

     The Company provides valuation reserves for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Company also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 1996, the Company increased its allowance for losses on loans by $237,657 due primarily to the allowance for one delinquent consumer loan borrower of $145,000. At March 31, 1996, the Company had an allowance for loan losses of $1,000,278 which is predominantly a general allowance.

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                     Year Ended March 31,
                      ------------------------------------------------
                        1996      1995      1994      1993      1992
                      -------   -------   -------   -------   --------
                                     (Dollars in Thousands)

Balance at beginning
  of period           $  763    $   661   $   613   $   477   $   283
                      ------    -------   -------   -------   -------
Provision charged to
 operations              307        109        74       153       205
                      ------    -------   -------   -------   -------
Charge-offs:
- -----------
  Residential real
   estate                ---        ---       ---       ---       ---
  Consumer                71          7        28        19        17

Recoveries:
  Consumer                 1        ---         2         2         6
                      ------    -------   -------   -------   -------
Net charge-offs           70          7        26        17        11
                      ------    -------   -------   -------   -------
Balance at end
 of period            $1,000    $   763   $   661   $   613   $   477
                      ======    =======    =======  =======   =======
Ratio of net charge-
 offs during the
 period to  average
 loans outstanding
 during the period       .01%       .01%      .01%      .01%      .01%
                      ======    =======   =======   =======   =======


     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:


                                   Commercial
                      Residential  Real Estate  Construction  Consumer   Total
                      -----------  -----------  ------------  --------  --------
                         (Dollars in Thousands)

March 31, 1996
- --------------
Amount of loan loss
 allowance            $   381        $   242        $   83    $  294    $  1,000
Loan amounts by
 category              91,212         38,433         6,415     8,905     144,965
Percent of loans in
 each category to
 total loans             62.9%          26.5%          4.5%       6.1%     100.0%

March 31, 1995
- --------------
Amount of loan loss
 allowance            $   216        $   374       $   72      $  101    $    763
Loan amounts by
 category              86,331         39,667        4,336       6,928     137,262
Percent of loans in
 each category to
 total loans             62.9%          28.9%         3.2%        5.0%      100.0%

March 31, 1994
- --------------
Amount of loan loss
 allowance            $   193        $   408       $   23      $   79    $    703
Loan amounts by
 category              77,583         41,046        2,992       4,182     125,803
Percent of loans in
 each category to
 total loans             61.7%          32.6%         2.4%        3.3%      100.0%

March 31, 1993
- --------------
Amount of loan loss
 allowance            $   180        $   364       $   36      $   75    $    655
Loan amounts by
 category              70,904         36,839        2,407       3,384     113,534
Percent of loans in
 each category to
 total loans             62.5%          32.4%         2.1%        3.0%      100.0%

March 31, 1992
- --------------
Amount of loan loss
 allowance            $   177        $   238       $   17      $   87    $    519
Loan amounts by
 category              71,358         32,091        2,657       3,034     109,140
Percent of loans in
 each category to
 total loans             65.4%          29.4%         2.4%        2.8%      100.0%


Subsidiary Activities
- ---------------------

     Federal regulations permit federal savings banks to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of an institution's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes.
In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's loans-to-one-borrower limit if the institution's regulatory capital is in compliance with applicable regulations. When an institution fails to meet that standard, such loans must be included in amounts invested under the general limit, unless a waiver is obtained from the OTS.

     Federal institutions may also invest up to 30% of assets in special-purpose finance subsidiaries established and operated in accordance with OTS regulations.

     The Bank has not established any other service corporation subsidiaries as of March 31, 1996.

Investment Activities
- ---------------------

     Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     Federal thrift institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. Federal thrift institutions are also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. As a member of the FHLB System, Community Federal must maintain minimum levels of investments that are liquid assets as specified by the OTS. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.9%. See "Regulation - Federal Home Loan Bank
System."

     The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC preferred stock, are indicated in the following table.



                                       March 31, 1996
                      --------------------------------------------------
                        Within      1 to 5         Total Investment
                        1 Year       Years            Securities
                      ----------  ----------   -------------------------
                      Book Value  Book Value   Book Value   Market Value
                      ----------  ----------   ----------   ------------
                                  (Dollars in Thousands)

Federal agency
 obligations               $750       $4,999      $5,749         $5,771
Floating-rate notes
 and commercial
 paper                     ---          319         319            319
                          ----       ------      ------         ------
Total investment
 securities               $750       $5,318      $6,068         $6,091
                          ====       ======      ======         ======
Weighted average
 yield                    6.81%        6.69%       6.70%          6.67%
                          ====         ====        ====           ====




     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                          March 31,
                        ----------------------------------------------
                            1996            1995            1994
                        --------------   -------------   -------------
                         Book    % of    Book    % of    Book     % of
                         Value   Total   Value   Total   Value   Total
                         -----   -----   -----   -----   -----   -----
                                    (Dollars in Thousands)

Interest-bearing
 deposits with
 banks                   $1,147  100.0%  $2,166   100.0%  $8,073  100.0%
Federal funds sold          ---    ---      ---     ---      ---    ---
                         ------  -----   ------   -----    -----  -----
     Total               $1,147  100.0%  $2,166   100.0%  $8,073  100.0%
                         ======  =====   ======   =====   ======  =====
Investment securities:
 U.S. government
  securities             $  ---    ---%  $1,245    20.6%  $  500   19.6%
 Federal agency
  obligations             5,749   62.7    2,498    41.3      ---    ---
 Floating-rate notes
  and commercial
  paper                     319    3.5      525     8.7      980   38.3
  FHLMC preferred
   stock                  1,754   19.1      525     8.7       81    3.2
                          -----  -----    -----   -----    -----  -----
     Subtotal             7,822   85.3    4,793    79.3    1,561   61.1

FHLB stock                1,350   14.7    1,250    20.7      995   38.9
                          -----  -----    -----   -----    -----  -----
     Total investment
      securities and
      FHLB stock         $9,172  100.0%  $6,043   100.0%  $2,556  100.0%
                         ======  =====   ======   =====   ======  =====
Average remaining life
 or term to repricing,
 excluding FHLMC pre-
 ferred stock, FHLB
 stock and other
 marketable equity
 securities              2 years         1 year           1 year


     During 1995 the market rates paid on investment securities increased. As a result, the Company changed its mix of investments from overnight funds to two and three year U.S. government securities and federal agency obligations in order to take advantage of the higher rates.
During 1996 the Company invested primarily in federal agency securities with maturities of one to five years some of which are callable within three months to one year from date of purchase.

Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances.

     Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

     Deposits. The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Company has been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and fixed interest rate, fixed-term certificates that were the Company's primary source of deposits in the past. The Company offers regular passbook accounts, checking accounts, various money market accounts, fixed-rate certificates with varying maturities, $100,000 or above jumbo certificates of deposit and individual retirement accounts. Certain of the Company's jumbo certificates which have matured revert to a passbook rate and are reflected in the tables as passbook accounts. The Company does not solicit brokered deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the periods indicated.


                                                  At March 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                                 (In Thousands)

Passbook and statement accounts           $ 12,179  $ 12,170  $ 13,975
NOW and Super NOW checking accounts         13,583    12,380    11,402
Money market accounts                       10,232    11,620    18,951
One- to five-year fixed-rate
 certificates                               66,649    62,019    49,133
Six-month money market certificates          6,403     6,295     8,460
Jumbo certificates                             435       500       270
7- to 31-day certificates                      ---       ---       ---
91-day certificates                             21        30        92
                                          --------  --------  --------
     Total                                $109,502  $105,014  $102,283
                                          ========  ========  ========

     The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                              Year Ended March 31,
                                          ----------------------------
                                             1996      1995     1994
                                          --------- --------- --------
                                                 (In Thousands)

Passbook and statement accounts           $     9   $(1,805)  $  1,096
NOW and Super NOW accounts                  1,203       978      3,160
Money market accounts                      (1,388)   (7,331)     2,045
One- to five-year fixed-rate
 certificates                               4,630    12,886       (440)
Six-month money market certificates           108    (2,165)      (671)
Jumbo certificates                            (65)      230       (955)
7- to 31-day certificates                     ---       ---       (216)
91-day certificates                            (9)      (62)       (48)
                                          -------   -------    -------
     Total increase                       $ 4,488   $ 2,731    $ 3,971
                                          =======   =======    =======


     The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.


                                       Year Ended March 31,
                      -------------------------------------------------------
                            1996                1995              1994
                      -----------------   ----------------  -----------------
                                Average            Average            Average
                      Average    Rate     Average   Rate    Average     Rate
                      Balance    Paid     Balance   Paid    Balance     Paid
                      -------   -------   -------  -------  -------   -------
                                      (Dollars in Thousands)

Deposit Category
- ----------------
Noninterest bearing
 demand deposits      $  2,653     ---%   $  1,754    ---%  $  1,367     ---%
Interest bearing
 demand deposits        20,486    3.05      28,877   3.08     27,094    3.17
Savings deposits        11,808    3.00      13,230   2.99     13,425    3.03
Time deposits           72,934    5.48      61,434   4.52     58,809    4.64
                      --------   -----    --------  -----   --------    ----
Total deposits        $107,881    4.61%   $105,295   3.84%  $100,695    3.97%
                      ========   =====    ========  =====   ========    ====


     The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institutions such as thrift institutions into direct investment vehicles such as government and corporate securities). In addition, the Company has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Company to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth the deposit flows of the Company during the periods indicated.


                                            Year Ended March 31,
                                     ---------------------------------
                                        1996        1995        1994
                                     ---------    --------    --------
                                            (Dollars in Thousands)

Opening balance                      $105,014     $102,283    $ 98,312
Net deposits (withdrawals)               (248)        (856)        589
Interest credited                       4,736        3,587       3,382
                                     --------     --------    --------
Ending balance                       $109,502     $105,014    $102,283
                                     --------     --------    --------
Net increase                         $  4,488     $  2,731    $  3,971
                                     --------     --------    --------
Percent increase                         4.27%        2.67%       4.04%
                                         ====         ====        ====


     To the extent that the Company may rely on sources of funds other than deposits, the Company's earnings may be adversely affected. The Company may use borrowings as an alternative source of funds. See "-- Borrowings."

     The following table shows rate information for the Company's certificates of deposit as indicated.


                  2.00-     3.00-     5.00-     6.01-     7.01-     8.01-
                  3.00%     5.00%     6.00%     7.00%     8.00%     9.00%    Total
                 -------  --------  --------   -------   -------  --------  -------
                              (Dollars in Thousands)

March 31, 1996   $   159   $15,948   $40,512   $16,572   $   317   $   ---   $73,508
March 31, 1995       166    31,241    27,050     8,351     1,615       419    68,842
March 31, 1994        92    42,449     8,891     1,465     2,284     2,773    57,954


     The following table shows rate and maturity information for the Company's certificates of deposit as of March 31, 1996.


                        0.00-     4.00-      6.00-             Percent
                        3.99%     5.99%      7.99%     Total   of Total
                        -------  --------   --------  -------  --------
                                       (Dollars in Thousands)
Certificate Accounts
  Maturing in
  Quarter Ending:
- --------------------

June 30, 1996           $   127   $ 4,817   $10,632   $15,576    21.19%
September 30, 1996           12     9,536     3,747    13,295    18.09
December 31, 1996           ---     5,736       239     5,975     8.13
March 31, 1997              ---    11,439       915    12,354    16.81
June 30, 1997               ---     1,616     1,996     3,612     4.91
September 30, 1997          ---     2,594     3,395     5,989     8.15
December 31, 1997           ---     2,465       229     2,694     3.67
March 31, 1998              ---     3,164        19     3,183     4.33
June 30, 1998               ---     1,002        16     1,018     1.39
September 30, 1998          ---     1,415       ---     1,415     1.92
December 31, 1998           ---       893       ---       893     1.21
March 31, 1999              ---     1,079       ---     1,079     1.46
Thereafter                  138     2,955     3,332     6,425     8.74
                        -------   -------   -------   -------   ------
Total                   $   277   $48,711   $24,520   $73,508   100.00%
                        =======   =======   =======   =======   ======


     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of March 31, 1996.


                                               Maturity
                           3 Months    Over     Over       Over
                              or      3 to 6   6 to 12      12
                             less     Months    Months    Months     Total
                           --------  --------  ---------  ------   ---------
                                          (Dollars in Thousands)

Certificates of deposit
 less than $100,000        $14,874   $12,107   $17,025   $24,216   $68,222

Certificates of deposit
 of $100,000 or more.          841     1,188     1,304     1,953     5,286
                           -------   -------   -------   -------   -------
    Total certificates
      of deposit           $15,715   $13,295   $18,329   $26,169   $73,508
                           =======   =======   =======   =======   =======


Borrowings
- ----------

     As a member of the FHLB of Atlanta, the Company is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed as
Exhibit 13 hereto for information regarding the maturities and rate structure of the Company's FHLB advances.

     The Company's borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by the Company for general corporate purposes. At March 31, 1996, the Company had no securities sold under agreements to repurchase.

     The Company utilizes borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

     The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.


                                       Year Ended March 31,
                           ---------------------------------------------
                                1996           1995            1994
                           --------------  -------------  --------------
                                          (In Thousands)

Maximum Balance:
FHLB                            $27,000        $25,000        $19,500
                                =======        =======        =======

                           Amount    Rate  Amount   Rate  Amount   Rate
                           ------    ----  ------   ----  ------   ----
Average Balance:
FHLB advances              $25,347   6.1%  $20,121  4.8%  $14,440  3.4%
                           =======   ===   =======  ===   =======  ===


     The following table sets forth information as to the Company's short-term borrowings at the dates indicated.


                                              At March 31,
                                       -------------------------
                                        1996     1995      1994
                                       ------   ------    ------
                                        (Dollars in Thousands)

FHLB advances                          $27,000  $25,000  $19,500
                                       -------  -------  -------
     Total borrowings                  $27,000  $25,000  $19,500
                                       =======  =======  =======

Weighted average interest
 rate of FHLB advances                    5.88%    6.27%    3.94%
                                          ====     ====     ====


Competition
- -----------

     Community faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other thrift institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Company's market area. The Company competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Company faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours.

     The authority to offer money market deposits, and expanded lending and other powers authorized for thrift institutions by federal legislation, have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks.

     The Company considers its primary market for savings to be Augusta County and for mortgage loans to be Augusta and Rockingham Counties. At March 31, 1996, there was one thrift institution and twelve commercial banks with offices in the Company's two-county primary market area. The Company estimates that its market share of savings deposits in Augusta County is approximately 10% and its share of mortgage loans in Augusta and Rockingham Counties is less than 10%.

                                REGULATION

General
- -------

     Community Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Community Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Community Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. Community Federal is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Community Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations
- ------------------------------------------

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Community is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Company to provide for higher general or specific loan loss reserves. The last regular OTS examination of Community was in April, 1996 and the examiners did not require the Company to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Company's OTS assessment for the fiscal year ended March 31, 1996, was $46,024.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Community Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Community is in compliance with the noted restrictions.

     The Company's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1996, the Company's lending limit under this restriction was $2.7 million. See "Business - Lending Activities - General" for a discussion of the impact of this regulation on the Company.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC
- ------------------------------------------------

     Community Federal is a member of the SAIF, which is part of and administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.
The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized
(i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     As is the case with the SAIF as a part of the FDIC, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve the FDIC revised the premium schedule for the BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. As a result of these revisions, the BIF members will generally pay lower premiums

     The SAIF is not expected to attain the designated reserve ratio until the year 2002, due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

     The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF insured institutions to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment, anticipated to range from .80% to
 .90%, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be enacted or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC.

Regulatory Capital Requirements
- -------------------------------

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. As of March 31, 1996, the Company did not have any purchased mortgage servicing rights.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At March 31, 1996, the Bank did not have any subsidiaries.

     At March 31, 1996 the Bank had tangible capital of $18.0 million, or 11.3% of adjusted total assets, which is approximately $15.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1996, the Bank had no intangibles which were subject to these tests.

     At March 31, 1996, the Bank had core capital equal to $18.0 million, or 11.3% of adjusted total assets, which is $13.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1996, Community Federal had $791,000 that qualified as supplementary capital (consisting primarily of general loss reserves) the total of which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Community Federal had no such exclusions from capital and assets at March 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule wil not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On March 31, 1996, the Bank had total capital of $19.2 million (including $18.0 million in core capital and $792,000 in qualifying supplementary capital) and risk-weighted assets of $109.3 million; or total capital of 17.2% of risk-weighted assets. This amount was $10.0 million above the 8.0% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4%
core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association.

     An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company may have a substantial adverse effect on the Company's operations and profitability and the value of its Common Stock. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company by stockholders.

Limitations on Dividends and Other Capital Distributions
- --------------------------------------------------------

     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, associations, such as Community that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Community may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.


Liquidity
- ---------

     All savings associations, including Community, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Company includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in the Annual Report to

Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.9%.

Qualified Thrift Lender Test
- ----------------------------

     All savings associations, including Community Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. At March 31, 1996, Community Federal met the test and has always met the test since its effectiveness. See "- Holding Company Regulation."

Community Reinvestment Act
- --------------------------

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in August, 1994 and received a rating of satisfactory.

Transactions with Affiliates
- ----------------------------

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Community Federal include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation
- --------------------------

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.
In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law
- ----------------------

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System
- ----------------------

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1996, the Company was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve
Bank.

Federal Home Loan Bank System
- -----------------------------

     The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Community Federal is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 1996, Community Federal had $1.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five years such dividends have averaged 6.34% and were 7.25% for fiscal year 1996.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in Community Federal's capital.

     For the year ended March 31, 1996, dividends paid by the FHLB of Atlanta to Community Federal totaled $92,069, which constitute a $21,190 increase over the amount of dividends received in fiscal year 1995. The $23,790 dividend received for the quarter ended March 31, 1996, reflects an annualized rate of 7.0%, or .12% above the rate for fiscal year
1995.

Federal and State Taxation
- --------------------------

     Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the
"Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

     Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At
March 31, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax.
An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1996, the Bank's Excess for tax purposes totaled approximately $4.9 million.

     The Company and the Bank file consolidated federal income tax returns on a calendar year basis. The Company has elected to use the percentage of taxable income method in years in which it has taxable income, the experience method in other years, and has taken no bad debt deduction in some years. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Company and its consolidated subsidiary have not been audited by the IRS with respect to consolidated federal income tax returns for nearly ten years.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

     Virginia Taxation. Community conducts its business in Virginia and consequently is subject to the Virginia corporate franchise tax. The Commonwealth of Virginia imposes a corporate income tax on a basis similar to federal income tax as adjusted by deducting the federal bad debt deduction but adding back a state bad debt deduction. The tax rate is 6% of Virginia taxable income.
Executive Officers

     The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of Community since it became the holding company of the Bank, and all offices and positions described below are also with the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Thomas W. Winfree. Mr. Winfree, age 51, is the Company's President and Chief Executive Officer. He was elected in November 1995. Prior to joining the Company, Mr. Winfree was President and Chief Executive Officer of Jefferson Savings and Loan in Warrenton, Virginia.

     R. Jerry Giles. Mr. Giles, age 47, is the Company's Chief Financial Officer. He was elected in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

     Shirley V. Lovegrove. Ms. Lovegrove, age 57, is the Company's Vice President, Operations and Savings, a position she has held since 1985. Ms. Lovegrove has been employed by the Company since 1974 and was previously an Assistant Vice President of the Company.

     Angel Negron, Jr. Mr. Negron, age 49, is the Company's Vice President and Chief Lending Officer, a position he has held since February, 1996. Prior to his employment by the Company, Mr. Negron was a commercial loan officer with a commercial bank for 21 years.

     Paul K. Martin. Mr. Martin, age 32, is the Company's Vice President of Administration, a position he has held since March 31, 1996, and was Assistant Vice-President and Branch Manager of the Company and of the Bank from October 1991 to March, 1996.

     Sarah A. Ralston. Ms. Ralston, age 62, has been the Company's Secretary and Treasurer for the past 17 years. Ms. Ralston has been employed by the Company in various capacities since 1956.

     Patsy Clem. Ms. Clem, age 56, is the Company's Controller, a position she has held since July, 1986. Ms. Clem has been employed by the Company since 1983 in the Accounting Department.

Employees
- ---------

     At March 31, 1996, the Company had a total of 35 employees, including seven part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Computer Equipment
- ------------------

     The Company's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Company's computer equipment at March 31, 1996 was $90,079.

Item  2.  Description of Property
- ---------------------------------

     The following table sets forth information at March 31, 1996, with respect to the Company's offices, furniture and equipment.


                                       Owned
                                         or         Gross       Net Book
                                       Leased       Square      Value at
        Location           Opened    Expiration     Footage  March 31, 1996
- ------------------------   ------    ----------     -------  ---------------

38 North Central Avenue    1956        Owned         17,000      $2,272,004
Staunton, Virginia

Rte. 250 West              1989        Owned          5,300       1,065,487
Waynesboro, Virginia

Routes 340 and 608         1993        Owned          2,074         354,553
Stuart's Draft, Virginia



Item  3.  Legal Proceedings
- ---------------------------

     There are no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.


Item  4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

                                 PART II


Item  5.  Market for Common Equity and Related Security
          Holder Matters
- -------------------------------------------------------

     As of May 31, 1996, there were approximately 551 holders of record of Community Common Stock. Community's stock is quoted on the National Association of Securities Dealer's Automated Quotation ("Nasdaq") Stock Market under the symbol "CFFC." As of May 31, 1996, the bid and asked prices for the Company's Common Stock as reported on the Nasdaq Stock Market were $19.00 and $21.00, respectively.

     The following tables present the Corporation's high and low, bid and ask prices as reported by the Nasdaq Stock Market during the last two fiscal years, which have been adjusted to reflect the Corporation's two-for-one stock split effective in the form of a stock dividend payable to stockholders as of November 14, 1994.


                        Bid               Ask
                 ----------------    ----------------
     1996         High      Low       High      Low      Dividend Declared
- --------------    ------   ------    ------    ------    -----------------

June 1995        $13.50    $12.00    $16.00    $14.00            $.10
September 1995    15.13     13.50     18.00     16.00             .10
December 1995     15.00     14.00     18.00     18.00             .11
March 1996        19.00     15.00     21.00     18.00             .11



                        Bid               Ask
                 ----------------    ----------------
     1995         High      Low       High      Low      Dividend Declared
- --------------    ------   ------    ------    ------    -----------------

June 1994        $11.00    $10.13    $12.50    $11.63          $  .085
September 1994    12.00     11.00     13.50     12.50             .085
December 1994     12.50     12.00     13.50     13.50             .085
March 1995        12.00     12.00     14.00     14.00             .100



     In connection with regulatory approval of the holding company structure, the OTS imposed a customary condition restricting the Bank from paying cash dividends to the Corporation, at any time when it meets its regulatory capital requirement, to 100% of its cumulative net income for the prior eight quarters, and requiring prior regulatory approval for the payment of dividends if the Bank does not meet its capital requirement or if payment of the dividend would cause it not to meet its capital requirement. The Bank currently exceeds its capital requirement. The Corporation is subject to Delaware law which limits dividends to an amount equal to the excess of a corporation's net assets over paid-in capital or, if there is no excess, to its net profits for the current and immediately preceding fiscal year.

Item 6. Management's Discussion and Analysis or Plan of Operation
- -----------------------------------------------------------------

Introduction
- ------------

     Community is a Delaware corporation. Certain of the information presented herein relates to the Bank, a wholly owned subsidiary and predecessor of the Company.

     The Company and the Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the OTS and the FDIC.

     The Company's net income is primarily dependent on the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings with short- and medium-term maturities, mature or reprice more rapidly, or on a different basis, than its interest-earning assets. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in lower net income or net losses during periods of rising interest rates, unless offset by other noninterest income. The Company's net income is also affected by, among other things, gains on sale of loans, mortgage-backed securities and investment securities, fee income, provision for loan and real estate losses, operating expenses and income taxes.

Asset/Liability Management
- --------------------------

     Management of Community believes it is critical to manage the relationship between interest rates and the effect on the Company's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Company's assets and liabilities is done within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

     OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Beginning July 1, 1994, thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. Utilizing this measurement concept, at December 31, 1995 (the latest available date), there was no decrease in the Company's NPV as a percent of the present value of its assets. On this basis,

Community believes that its interest rate risk was consistent with the amount treated as "normal" under the OTS regulations.

     Presented below, as of December 31, 1995 and 1994, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Board policy limits and in accordance with OTS regulations, based on the assumptions described below. Such limits have been established with consideration of the dollar impact of various rate changes and the Company's strong capital position. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans declines due to both the rate increase and slowing prepayments. When rates decline, the Company does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Company's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.


                                 December 31, 1995        December 31, 1994
  Change in                   ---------------------   ---------------------
Interest Rate    Board Limit   $ Change    % Change    $ Change     % Change
(Basis Points)    % Change      in NPV      in NPV       in NPV       in NPV
- ---------------  -----------   --------    ---------   --------     --------
                              (Dollars in Thousands)

    +300           -25%      -$1,615           -7%     -$5,393        -17%
    +200           -15          -593           -3      - 3,661        -10
    +100           -10           -70            0      - 2,117         -4
     ---           ---           ---          ---          ---        ---
    -100           -10           -26           +1          156         +1
    -200           -15           237           +3         -189         -1
    -300           -25           725           +7         -848         -4



     Management continually works to maintain a neutral position regarding interest rate risk. In the current low rate environment, Community customers are interested in obtaining long term credit products and short term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of the Bank's earning assets. As of March 31, 1996, approximately 81% of the Company's gross loan portfolio consists of loans which reprice during the life of the loan. The Bank emphasizes adjustable rate mortgages and has increased its portfolio of short term consumer loans. Longer term fixed-rate mortgage loans, 20 to 30 years,
are generally sold in the secondary market.   The Company is currently
originating fixed-rate loans for immediate sale only.

     On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interesting bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit. The Company has also used FHLB advances to provide funding for loan originations and provide liquidity.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

     The following table sets forth certain information relating to categories of the Company's interest-earning assets and its interest-bearing liabilities for the periods indicated based on monthly computations.


                                                Year Ended March 31,
                      --------------------------------------------------------------------------
                               1996                      1995                     1994
                      -----------------------   -----------------------  -----------------------
                      Average          Yield/   Average          Yield/  Average          Yield/
                      Balance Interest  Cost    Balance Interest  Cost   Balance Interest  Cost
                      ------- -------- ------   ------- -------- ------  ------- -------- ------
                                                 (Dollars in Thousands)

Interest-Earning
     Assets
Loans and mortgage-
 backed securities    $138,127 $ 11,816  8.55%  $128,830  $ 9,711  7.54% $117,157 $ 8,362  7.14%
Investment
 securities and
 other investments       9,254      517  6.17      8,800      457  5.18    13,120     375  2.86
                      --------  -------         --------  -------        -------- -------
  Total interest-
   earning assets      147,381   12,387  8.41    137,630   10,168  7.39   130,277   8,737  6.71
                      --------  -------         --------  -------        -------- -------
 Interest-Bearing
   Liabilities

Deposits               105,093    4,977  4.74    101,575    3,995  3.93    98,611   3,901  3.96
FHLB advances and
 other borrowings       25,349    1,538  6.07     22,250      968  4.35    14,400     493  3.42
                      --------  -------         --------  -------        -------- -------
  Total interest-
   bearing
   liabilities         130,440    6,515  4.99    123,825    4,963  4.01   113,011   4,394  3.89
                      --------  -------         --------  -------        -------- -------
Net interest
 income/interest
 rate spread                    $ 5,872  3.42%           $  5,205  3.38%          $ 4,343  2.82%
                                =======  ====            ========  ====           =======  ====
Net interest-
 earning assets/net
 yield on interest-
 earning assets       $ 16,941           3.47%  $ 13,805           3.77% $ 17,266          3.33%
                      ========           ====   ========           ====  ========          ====
Ratio of interest-
 earnings assets
 to interest-bearing
 liabilities                           112.99%                   111.68%                 115.28%
                                       ======                    ======                  ======

     The following table sets forth the Company's interest rate spread at the dates indicated.


                                                    March 31,
                                            ---------------------------
                                             1996      1995      1994
                                            ------    ------    -------

  Yield On
  --------
  Loans                                     8.32%       7.95%     6.77%
  Investment securities and
    other investments                       5.60%       6.26%     4.01%
    Total interest-earning
     assets                                 8.14%       7.87%     6.57%


  Cost Of
  -------
  Deposits                                  4.62%       4.39%     3.78%
  FHLB of Atlanta advances
   and other borrowings                     5.88%       6.31%     3.94%
    Total interest-bearing
     liabilities                            4.87%       4.77%     3.81%

  Interest rate spread                      3.27%       3.10%     2.76%



     The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Community's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate),
(ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.


                                                              Year Ended March 31,
                         ------------------------------------------------------------------------------------------------
                                   1996 v. 1995                     1995 v. 1994                       1994 v. 1993
                         --------------------------------  -------------------------------   ----------------------------
                             Increase                           Increase                         Increase
                            (Decrease)                         (Decrease)                       (Decrease)
                              Due to              Total          Due to             Total         Due to          Total
                         -------------------    Increase   ---------------------  Increase   ------------------  Increase
                         Volume      Rate      (Decrease)    Volume     Rate     (Decrease)  Volume     Rate    (Decrease)
                         ------      ----     -----------    ------     ----     ----------  ------     ----    ----------
                                                            (Dollars in Thousands)

Interest-Earning Assets

Loans and mortgage-
 backed securities       $  737      $1,368       $2,105      $ 863     $  486     $ 1,349   $  561    $(1,254)   $  (693)
Investments                  25          90          115       (171)       253          82       85       (331)      (246)
                         ------      ------       ------      -----     ------     -------   ------    -------    -------
   Total interest-
    earnings assets      $  762       1,458        2,220      $ 692        739       1,431   $  646     (1,585)   $  (939)
                         ======      ------       ------      =====     ------     -------   ======    -------    =======
Interest-Bearing
 Liabilities
Deposits                 $  141         841          982      $ 122        (28)         94   $  (42)      (890)      (932)
FHLB advances and
 other borrowings           149         421          570        317        158         475      199        (73)       126
                         ------      ------       ------      -----     ------     -------   ------    -------    -------
   Total interest-
    bearing liabilities  $  290      $1,262        1,552      $ 439     $  130         569   $  157    $  (963)      (806)
                         ======      ======       ------      =====     ======     -------   ======    =======    -------
Net interest income                               $  668                           $   862                        $  (133)
                                                  ======                           =======                        =======


Asset Quality
- -------------

     Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources. The Company maintains strict underwriting guidelines, loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies and non-performing assets.

     At March 31, 1996, the Company's total non-performing assets were $741,000 or .46% of total assets compared to $350,308 or .23% at March 31, 1995. At March 31, 1996, the Company's non-performing assets were comprised of one single family residential property which was more than ninety days past due, real estate acquired through foreclosure of a single family dwelling which is currently rented and various consumer loans which includes one loan relationship of approximately $430,000 for which an allowance of $145,000 has been made. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general no assurances can be given that the Corporation's level of non-performing assets may not increase in the future.

     The Company maintains an allowance for loan losses to provide for estimated potential losses in its loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications system. During 1996, the Company increased its allowance for losses on loans by $237,657 to $1,000,278 due to the delinquency of a consumer loan described above, and the Company's increased loan volume, especially in commercial real estate, multi-family and consumer loans. See "Asset/Liability Management." The total allowance of $1,000,278 is predominantly a general allowance with only approximately $208,900 reserved against specific loans. Management believes that the loan loss reserve is adequate. The Company has had net charge-offs to its loan loss reserve of $70,000, $7,000 and $29,000, for the years ended March 31, 1996, 1995 and 1994, respectively. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

Financial Condition
- -------------------

     The Company's total assets increased $9,359,666 to $159,792,621 at March 31, 1996, loans receivable increased by $7,223,237 and stockholders' equity increased by $2,347,546. The increase in loans receivable was funded primarily by increases in Federal Home Loan Bank advances of $2,000,000 and deposits of $4,487,895. The increase in deposits can be attributed to a $4,666,000 increase in time deposits offset by a decrease in demand deposits of $178,105 which management believes is primarily related to a time deposit promotion during the fiscal year where depositors transferred demand deposits into time deposits. The increase in loans receivable was due to the origination of primarily adjustable-rate loans secured by residential real estate.

     The Bank's principal use of funds is to originate loans. The principal source of funds for loan disbursements is loan principal repayments, borrowings and net growth in deposits. In fiscal 1996 net loans increased by $7.2 million as compared to an increase of $11.3 million in fiscal 1995. While borrowings for fiscal 1996 increased by $2.0 million, the increase in the loan portfolio was also funded through increased deposits of $4.5 million.

Results of Operations
- ---------------------

     The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     Comparison of Years Ended March 31, 1996 and 1995
     -------------------------------------------------

     General. Net income for the year March 31, 1996 was $2,011,538 or $1.60 per share compared to $1,771,481 or $1.44 per share for the year March 31, 1995. Net income increased primarily due to the increase in net interest income of $667,703 during the year ended March 31, 1996.

     Interest Income. Total interest income increased to $12,387,722 for the year ended March 31, 1996 as compared to $10,167,615 for the year ended March 31, 1995. The increase in total interest income can be attributed to increases in both dollar volume of interest earning assets and yields on interest earning assets. Average yields on total interest-earning assets increased form 7.39% in fiscal 1995 to 8.41% for the current fiscal year due primarily to adjustable rate loans repricing at higher rates and an increase in market rates on investments.

     Interest Expense. Total interest expense increased to $6,515,234 for the year ended March 31, 1996 from $4,962,830 for the year ended March 31, 1995. While average balances for both deposits and borrowings increased during the fiscal year, the increase in interest expense is attributable primarily to an increase in the cost of funds from 4.01% for the year ended March 31, 1995 to 4.99% for the current fiscal year. Although management believes the increase in the average cost of funds is attributable to improving economic conditions locally and nationally for most of fiscal 1996, no prediction can be made as to the future trend in the cost of funds.

     Provision for Loan Losses. The provision increased to $307,361 for the fiscal ended March 31, 1996 from $108,946 for the fiscal year ended March 31, 1995. The Company monitors its loan loss reserve on a quarterly basis and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of March 31, 1996, the total allowance for loan losses amounted to $1,000,278 of which $791,378 was not specifically allocated to identified problem loans. See "Asset Quality."

     Noninterest Income. Noninterest income increased to $455,706 in fiscal 1996 as compared to $398,815 for the year ended March 31, 1995, primarily due to an increase in th number of checking accounts and the related charges. The Company continued offering a package of checking account products which was initiated in fiscal 1993 and increased its checking account base by approximately 800 accounts during the year ended March 31, 1996.

     Noninterest Expense. Total noninterest expense increased to $2,808,924 during the year ended March 31, 1996 from $2,639,385 for the year March 31, 1995. The increase in interest expenses is generally in proportion to the asset growth of the Company.

     Taxes. Total taxes increased to $1,200,371 during the year ended March 31, 1996 from $1,083,788 during fiscal 1995. The effective tax rate for the year ended March 31, 1996 was 37.4% as compared to 38.0% for the year ended March 31, 1995. The increase in taxes is attributable to an increase in income before income taxes.

     Comparison of Years Ended March 31, 1995 and 1994
     -------------------------------------------------

     General. Net income for the year ended March 31, 1995 was $1,771,481 or $1.44 per share compared to $1,576,760 or $1.26 per share for the year March 31, 1994. Net income increased primarily due to the increase in net interest income of $861,808 during the year ended March 31, 1995.

     Interest Income. Total interest income increased to $10,167,615 for the year ended March 31, 1995 as compared to $8,736,959 for the year ended March 31, 1994. The increase in total interest income can be attributed to increases in both dollar volume of interest earning assets and yields on interest earning assets. Average yields increased from 6.71% in fiscal 1994 to 7.39% for the current fiscal year due primarily to adjustable rate loans repricing at higher rates and an increase in market rates on investments.

     Interest expense. Total interest expense increased to $4,962,830 for the year ended March 31, 1995 from $4,393,982 for the year ended March
31, 1994. While the average cost of funds did increase to 4.01% for the year ended March 31, 1995 from 3.89% for fiscal 1994, the increase in interest expense is attributable primarily to the increase in average interest bearing liabilities. Although management believes the increase in the average cost of funds is attributable to improving economic conditions locally and nationally for most of fiscal 1995, no prediction can be made as to the future trend in the cost of funds.

     Provision for Loan Losses. The provision for loan losses increased to $108,946 for the fiscal year ended March 31, 1995 from $73,899 for the fiscal year ended March 31, 1994. The Company monitors its loan loss reserve on a quarterly basis and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of March 31, 1995, the total allowance for loan losses amounted to $762,621 of which $727,621 was not specifically allocated to identified problem loans. See "Asset Quality."

     Noninterest Income. Noninterest income increased to $398,815 in fiscal 1995 as compared to $369,503 for the year ended March 31, 1994, primarily due to an increase in the number of checking accounts and the related charges. The Company continued offering a package of checking account products which was initiated in fiscal 1993 and increased its checking account base by approximately 1,000 accounts during the year ended March 31, 1995.

     Noninterest Expenses. Total noninterest expense increased to $2,639,385 during the year ended March 31, 1995 from $2,148,621 for the year ended March 31, 1994. The increase in noninterest expenses is related to the branch acquisition and the expansion of the main office.

     Taxes. Total taxes increased to $1,083,788 during the year ended March 31, 1995 from $913,200 during fiscal 1994. The effective tax rate for the year ended March 31, 1995 was 38.0% as compared to 36.7% for the year ended March 31, 1994. The increase in taxes is attributable to an increase in income before income taxes.

Liquidity and Capital Resources
- -------------------------------

     The Company's principal sources of funds are customer deposits, advances from the FHLB of Atlanta, amortization and prepayment of loans, proceeds from the sale of loans and funds provided from operations. Management of the Company maintains investments in liquid assets based upon its assessment of (i) the Company's needs for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets,
(iv) the liquidity of the Company's loan portfolio, and (v) the objectives of the Company's asset/liability management program.

     Liquidity represents the ability to meet on-going funds requirements for contractual obligations, the credit needs of customers, withdrawal of customers' deposits and operating expenses. Savings associations are required to maintain minimum levels of liquid assets. The regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1996 the Bank's liquid asset ratio was 6.9%.

     The Company's dominant source of funds during the year ended March 31, 1996 was from deposits which increased by $4,500,000 due primarily to an increase in time deposits of $4,700,000 offset by a $200,000 decrease in demand deposits. FHLB advances also increased for the year ended March 31, 1996 by $2,000,000. Management believes this shift in deposit categories is attributable primarily to a time deposit promotion during the fiscal year which permitted the customer to adjust the rate on the certificate during the term of the certificate. The decrease in demand deposits was due in part to depositors transferring funds into time deposits.

     The Company's cash decreased by $900,000 from $4,600,000 at March 31, 1996 to $3,700,000 at March 31, 1995. The decrease in cash is related to a $1,800,000 increase in securities held to maturity and the increase in loans receivable.

     At March 31, 1996, the Company had commitments to purchase or originate $4,890,000 of adjustable-rate mortgage loans and commitments to purchase or originate $830,000 of fixed-rate mortgage loans.

     At March 31, 1996, the Bank had tangible and core capital of 11.3% of adjusted total assets, which were in excess of their respective requirements of 1.5% and 3.0%. The Bank also had risk-based capital of 17.2% of risk weighted assets, which also exceeded its requirement of 8%. See Note 8 of the Notes to Consolidated Financial Statements.

Impact of Inflation and Changing Prices
- ---------------------------------------

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same magnitude as the price of goods and services. In the current interest-rate environment, equity, maturity structure and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Accounting Pronouncements
- -------------------------

     The following summaries are of certain accounting pronouncements implemented by the Company during fiscal 1996. For a discussion of certain new pronouncements which will be implemented in the future, see Note 1 of the Notes to Consolidated Financial Statements.

     In December 1991, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 107 ("SFAS 107")
"Disclosures About Fair Value of Financial Instruments." SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. SFAS 107 is effective for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets, as of its December 1991 issuance date. See Note 5 of the Notes to Consolidated Financial Statements in regard to this statement.

     In October, 1994, the FASB issued SFAS No. 118, "Accounting by
Creditors for Impairment of a Loan - Income Recognition and
Disclosures." SFAS No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and also amends the disclosure requirements of Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to these impaired loans. SFAS No. 118 is effective concurrent with the effective date of Statement 114, that is, for financial statements for fiscal years beginning after December 15, 1994. This statement was implemented in the current fiscal year and is disclosed in Note 2 of the Notes to Consolidated Financial Statements.

     Also issued in October, 1994 is SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires improved disclosures about derivative financial instruments - futures, forward, swap, or option contracts, or other derivative financial instruments with similar characteristics. SFAS No. 119 is effective for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, the effective date would be for financial statements issued for fiscal years ending after December 15, 1995. Since the Company does not engage in any activities with derivative financial instruments, this statement did not have a significant impact on its financial statements.

Item  7.  Financial Statements
- ------------------------------


Report of Independent Certified Public Accountants


To the Board of Directors of
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.




April 24, 1996

         Community Financial Corporation and Subsidiary

                         Balance Sheets



                                                          March 31,
                                                 -----------------------------
                                                     1996             1995
                                                 -------------   -------------
   Assets

Cash (including interest bearing deposits of
  approximately $1,147,000 and $2,166,000)       $  3,673,085     $  4,582,983
Securities (Note 1)
  Held to maturity                                  6,067,778        4,268,530
  Available for sale                                1,754,445          524,790
Investment in Federal Home Loan Bank
 stock, at cost (Note 6)                            1,350,000        1,250,000
Loans receivable, net (Notes 2 and 6)             141,738,895      134,515,658
Real estate owned, net                                123,322          350,308
Property and equipment, net (Note 3)                3,692,043        3,846,007
Accrued interest receivable                         1,020,417          769,019
Prepaid expenses and other assets                     372,636          325,660
                                                 ------------     ------------
                                                 $159,792,621     $150,432,955
                                                 ============     ============

   Liabilities and Stockholders' Equity

Liabilities
  Deposits (Note 4)                              $109,501,461     $105,013,566
  Advances from Federal Home Loan Bank (Note 6)    27,000,000       25,000,000
  Advance payments by borrowers for taxes
   and insurance                                      142,737          152,197
  Other liabilities (Notes 7 and 9)                 1,248,443          714,758
                                                 ------------     ------------
Total liabilities                                 137,892,641      130,880,521
                                                 ------------     ------------
Commitments and Contingencies
 (Notes 9, 10 and 11)

Stockholders' Equity (Notes 8 and 10)
  Preferred stock, $.01 par value, authorized
   1,000,000 shares, none outstanding                     ---              ---
  Common stock, $.01 par value, 3,000,000
   authorized shares, 1,269,698 and 1,241,878
   shares outstanding                                  12,697           12,419
  Additional paid-in capital                        4,651,634        4,540,632
  Retained earnings                                16,206,237       14,723,799
  Net unrealized gain on securities available
   for sale (Note 1)                                1,029,412          275,584
                                                 ------------     ------------
Total stockholders' equity                         21,899,980       19,552,434
                                                 ------------     ------------
                                                 $159,792,621     $150,432,955
                                                 ============     ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                 Community Financial Corporation and Subsidiary

                       Consolidated Statements of Income



                                                    Year Ended March 31,
                                         ------------------------------------------
                                           1996           1995            1994
                                         -----------    -----------      ----------

Interest income
  Loans                                  $11,816,368    $ 9,711,238      $8,362,005
  Investment securities                      447,619        238,272         133,825
  Other investments                          123,735        218,105         241,129
                                         -----------    -----------      ----------
Total interest income                     12,387,722     10,167,615       8,736,959
                                         -----------    -----------      ----------
Interest expense
  Deposits (Note 4)                        4,977,188      3,994,663       3,900,740
  Borrowed money                           1,538,046        968,167         493,242
                                         -----------    -----------      ----------
Total interest expense                     6,515,234      4,962,830       4,393,982
                                         -----------    -----------      ----------
Net interest income                        5,872,488      5,204,785       4,342,977

Provision for loan losses (Note 2)           307,361        108,946          73,899
                                         -----------    -----------      ----------

Net interest income after provision for
  loan losses                              5,565,127      5,095,839       4,269,078
                                         -----------    -----------      ----------
Noninterest income
  Service charges, fees and commissions      430,945        364,738         299,809
  Other                                       24,761         34,077          69,694
                                         -----------    -----------      ----------
Total noninterest income                     455,706        398,815         369,503
                                         -----------    -----------      ----------

Noninterest expense
  Compensation and employee benefits
    (Notes 9 and 10)                       1,183,016      1,110,412         907,006
  Occupancy                                  372,560        352,472         254,352
  Data processing (Note 11)                  308,814        273,057         204,438
  Insurance                                  242,076        237,037         190,466
  Other                                      702,458        666,407         592,359
                                         -----------    -----------      ----------
Total noninterest expense                  2,808,924      2,639,385       2,148,621
                                         -----------    -----------      ----------



                                                     continued...

                 Community Financial Corporation and Subsidiary

                       Consolidated Statements of Income
                                  (continued)


                                                    Year Ended March 31,
                                         ------------------------------------------
                                           1996           1995            1994
                                         -----------    -----------      ----------

Income before income taxes                $3,211,909     $2,855,269      $2,489,960
                                         -----------    -----------      ----------
Income taxes (Note 7)
  Current                                  1,139,733        968,721         779,300
  Deferred                                    60,638        115,067         133,900
                                         -----------    -----------      ----------
Total income taxes                         1,200,371      1,083,788         913,200
                                         -----------    -----------      ----------
Net income                                $2,011,538     $1,771,481      $1,576,760
                                         ===========    ===========      ==========
Earnings per share                      $       1.60   $       1.44    $       1.26
                                         ===========    ===========      ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                              Community Financial Corporation and Subsidiary Consolidated Statements of Stockholders' Equity

                                                                                 Net Unrealized
                                                                                   Gain on
                                               Additional                         Securities        Total
                                  Common         Paid-in        Retained           Available     Stockholders'
                                   Stock         Capital        Earnings           For Sale         Equity
                                 -------       ----------      -----------        ----------     -------------

Balance, March 31, 1993          $ 6,041       $4,406,478      $12,221,207        $      ---      $16,633,726

Net income                           ---              ---        1,576,760               ---        1,576,760
Cash dividends, $.34 per
  share                              ---              ---         (410,816)              ---         (410,816)
Appropriation of retained
  earnings, employee stock
  ownership plan (Note 8)            ---              ---            7,935               ---            7,935
                                 -------       ----------       ----------         ---------       ----------

Balance, March 31, 1994            6,041        4,406,478       13,395,086               ---       17,807,605

Net income                           ---              ---        1,771,481               ---        1,771,481
Cash dividends, $.35 per share                                    (436,612)                          (436,612)
Stock dividend                     6,156              ---           (6,156)              ---
Exercise of stock options
  (Note 10)                          222          134,154              ---               ---          134,376
Net unrealized gain on
  securities available for sale
  (Note 1)                           ---              ---              ---           275,584          275,584
                                 -------       ----------       ----------         ---------       ----------

Balance, March 31, 1995           12,419        4,540,632       14,723,799           275,584       19,552,434

Net income                           ---              ---        2,011,538               ---        2,011,538
Cash dividends, $.43 per share       ---              ---         (529,100)              ---         (529,100)
Exercise of stock options
  (Note 10)                          278          111,002              ---               ---          111,280
Net unrealized gain on
  securities available for sale
  (Note 1)                           ---              ---              ---           753,828          753,828
                                 -------       ----------      -----------         ---------       ----------

Balance, March 31, 1996          $12,697       $4,651,634      $16,206,237        $1,029,412      $21,899,980
                                 =======       ==========      ===========         =========       ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                 Community Financial Corporation and Subsidiary

                     Consolidated Statements of Cash Flows


                                                     Year Ended March 31,
                                         -----------------------------------------
                                             1996           1995            1994
                                         -----------    -----------     ----------

Operating activities
  Net income                             $ 2,011,538    $ 1,771,481     $ 1,576,760
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Provision for loan losses              307,361        108,946          73,899
      Provision for real estate losses        25,000         30,000             ---
      Depreciation                           212,750        207,452         129,013
      Amortization of premium and
       accretion of discount on
       securities, net                          (351)       (13,903)         13,428
      Increase (decrease) in net
       deferred loan origination fees       (110,561)      (118,420)         22,255
      Loans originated for resale         (1,422,000)    (1,008,000)     (3,001,500)
      Proceeds from loan sales             1,299,000      1,008,000       2,731,138
      Increase in deferred income taxes       62,327        115,067         133,900
      Loss on sale of real estate                ---            ---           4,299
      Increase in other assets              (298,374)       (98,465)       (312,718)
      Increase (decrease) in other
       liabilities                           (13,929)        74,957           7,947
      FHLB stock dividends received              ---            ---         (79,100)
                                         -----------    -----------     -----------
Net cash provided by operating
 activities                                2,072,761      2,077,115       1,299,321
                                         -----------    -----------     -----------
Investing activities
  Proceeds from maturities of held
   to maturity securities                  2,979,871      3,432,760       1,600,000
  Purchase of held to maturity
   securities                             (4,791,147)    (6,204,980)        (25,000)
  Net increase in loans                   (7,068,723)   (11,320,566)    (12,607,709)
  Purchases of property and equipment        (72,735)      (463,564)     (1,689,716)
  Proceeds from sale of real
   estate owned                                                             800,606
  Redemption of FHLB stock                                  180,000         480,300
  Purchase of FHLB stock                    (100,000)      (435,000)
                                         -----------    -----------     -----------
Net cash absorbed by investing
 activities                               (9,052,734)   (14,811,350)    (11,441,519)
                                         ===========    ===========     ===========


                                                     continued...

                 Community Financial Corporation and Subsidiary

                     Consolidated Statements of Cash Flows
                                  (continued)


                                                     Year Ended March 31,
                                         -----------------------------------------
                                             1996           1995            1994
                                         -----------    -----------     ----------

Financing activities
  Net increase (decrease) in
   certificates of deposit               $ 4,665,694    $10,887,840     $(2,330,933)
  Net increase (decrease) in savings
   and checking deposits                    (177,799)    (8,156,816)      6,301,534
  Proceeds from issuance of
   common stock                              111,280        134,376
  Dividends paid                            (529,100)      (436,612)       (410,816)
  Proceeds from advances                  78,000,000     69,500,000      19,500,000
  Repayments of advances                 (76,000,000)   (64,000,000)     (9,000,000)
                                         -----------    -----------     -----------
Net cash provided by financing
 activities                                6,070,075      7,928,788      14,059,785
                                         -----------    -----------     -----------
Increase (decrease) in cash and cash
 equivalents                                (909,898)    (4,805,447)      3,917,587

Cash and cash equivalents -
 beginning of year                         4,582,983      9,388,430       5,470,843
                                         -----------    -----------     -----------
Cash and cash equivalents -
 end of year                             $ 3,673,085    $ 4,582,983     $ 9,388,430
                                         ===========    ===========     ===========
Supplemental Disclosures of Cash
  Flow Information


Cash payments of interest expense        $ 6,482,210    $ 4,917,080     $ 4,363,538
                                         -----------    -----------     -----------
Cash payments of income taxes            $ 1,151,092    $   892,829     $   856,826
                                         ===========    ===========     ===========
Supplemental Schedule of Non-Cash
  Investing and Financing Activities
- ------------------------------------

Transfers from loans to real estate
  acquired through foreclosure           $   298,334    $       ---     $   727,016
                                         ===========    ===========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

         Community Financial Corporation and Subsidiary

                 Summary of Accounting Policies




Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Community Federal Savings Bank (the "Savings Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business and Regulatory Environment

The Savings Bank is a federally chartered thrift and the primary asset of the Corporation. The Corporation provides a full range of banking services to individual and corporate customers through its wholly-owned subsidiary.

The Office of Thrift Supervision ("OTS"), is the primary regulator for federally chartered savings associations, as well as savings and loan holding companies.

The Federal Deposit Insurance Corporation ("FDIC") is the federal deposit insurance administrator for both banks and savings associations. The FDIC has specified authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the Savings Association Insurance Fund.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was effective January 1, 1993. FDICIA contained provisions which allow regulators to impose prompt corrective action on undercapitalized institutions in accordance with a categorized capital-based system.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities

Effective April 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, trading, or available for sale. Upon adoption of SFAS 115, the Corporation recorded an unrealized gain on available-for-sale securities of $275,584, net of tax effect of $168,601, as an increase to stockholders' equity. The adoption of this statement had no effect on the Corporation's statement of income.

         Community Financial Corporation and Subsidiary

                 Summary of Accounting Policies
                          (continued)



Securities (continued)

Investments in debt securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment in Federal Home Loan Bank stock is stated at cost.

Investments in debt and equity securities classified as available-for-sale are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a net amount (net of tax effect) as a separate component of stockholders' equity until realized.

Investments in debt and equity securities classified as trading are stated at market value. Unrealized holding gains and losses for trading securities are included in the statement of operations.

Gains and losses on the sale of securities are determined using the specific identification method.

Loans Receivable

Loans receivable consists primarily of long-term real estate loans secured by first deeds of trust on single family residences, other residential property, commercial property and land located primarily in the state of Virginia. Interest income on mortgage loans is recorded when earned and is recognized based on the level yield method. The Corporation provides an allowance for accrued interest deemed to be uncollectible, which is netted against accrued interest receivable in the consolidated balance sheets.

The Corporation defers loan origination and commitment fees, net of certain direct loan origination costs, and the net deferred fees are amortized into interest income over the lives of the related loans as yield adjustments. Any unamortized net fees on loans fully repaid or sold are recognized as income in the year of repayment or sale.

The Corporation places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated.

         Community Financial Corporation and Subsidiary

                 Summary of Accounting Policies
                          (continued)



Loans Receivable (continued)

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. Additions to the allowance are charged to operations. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Corporation's regulators.

Effective April 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures). The effect of adopting these new accounting standards were immaterial to the operating results of the Corporation for the year ended March 31, 1996.

Under the new accounting standard, a loan is considered to be impaired when it is probable that the Corporation will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's original effective interest rate. Prior to 1995, the allowance for loan losses for all loans which would have qualified as impaired under the new accounting standards was primarily based upon the estimated fair market value of the related collateral.

For impaired loans that are on nonaccrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or a portion of a cash payment received on a nonaccrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance on the loan.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value, less selling costs, or the balance of the loan on the property at date of foreclosure. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value.

         Community Financial Corporation and Subsidiary

                 Summary of Accounting Policies
                          (continued)



Sale of Loans and Participations in Loans

The Corporation is able to generate funds by selling loans and participations in loans to the Federal Home Loan Mortgage Corporation and other investors. Under participation service agreements, the Corporation continues to service the loans and the participant is paid its share of principal and interest collections.

Gain or loss on loan participations is recognized at the time of the sale.
The gain or loss recorded is equal to the present value of the estimated future interest receipts, net of allowance for estimated servicing costs and a normal servicing profit on the portion sold less the present value of interest payments to be remitted to the buyers. The resulting deferred premium or discount is amortized or accreted to income using the level yield method.
Loan servicing income is recorded when earned. Loan servicing costs are charged to expense as incurred.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the individual assets. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Estimated useful lives are five to ten years for furniture and equipment and five to fifty years for buildings and improvements.

Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

In computing Federal income taxes, savings banks that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code are allowed, within limitations, to deduct from taxable income an allowance for bad debts based on actual loss experience, a percentage of taxable income (8%) before such deduction or an amount based on a percentage of eligible loans. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $4,861,000 as of March 31, 1996.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

         Community Financial Corporation and Subsidiary

                 Summary of Accounting Policies
                          (continued)



Accounting Pronouncements (continued)

In May 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65". SFAS 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights. In addition, SFAS 122 requires entities to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted by the Corporation prospectively beginning April 1, 1996. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Existing stock options are considered dilutive for the year ended March 31, 1994 and are included in the computation as common stock equivalents. The weighted average number of shares of common stock outstanding for the years ended March 31, 1996, 1995 and 1994 including common stock equivalents for the year 1994 were 1,258,068, 1,227,690 and 1,250,528, respectively.

Statement of Cash Flows

For purposes of this presentation, cash equivalents include federal funds sold.

Other

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the March 31, 1996 presentation.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements




1.   Securities

A summary of the amortized cost and estimated market values of investment securities is as follows:

                                              March 31, 1996
                             ------------------------------------------------
                                            Gross         Gross     Estimated
                              Amortized   Unrealized   Unrealized     Market
                                Cost        Gains        Losses       Value
                             ----------   ----------   ----------   ---------

Held to Maturity
- ----------------

United States government
 and agency obligations      $5,749,143   $   43,821    $ 21,194    $5,771,770

Corporate obligations           293,612           13         ---       293,625

Other                            25,023          360         ---        25,383
                             ----------   ----------    --------    ----------
                              6,067,778       44,194      21,194     6,090,778
                             ----------   ----------    --------    ----------

Available for Sale
- ------------------

Federal Home Loan Mortgage
 Corporation stock               80,605    1,673,840         ---     1,754,445
                             ----------   ----------    --------    ----------

                             $6,148,383   $1,718,034    $ 21,194    $7,845,223
                             ==========   ==========    ========    ==========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)




1.   Securities (continued)

                                              March 31, 1995
                             ------------------------------------------------
                                            Gross         Gross     Estimated
                              Amortized   Unrealized   Unrealized     Market
                                Cost        Gains        Losses       Value
                             ----------   ----------   ----------   ---------
Held to Maturity
- ----------------

United States government
 and agency obligations      $3,743,318   $   10,960   $    ---     $3,754,278

Corporate obligations           500,189          ---        501        499,688

Other                            25,023          221        ---         25,244
                             ----------   ----------   --------     ----------
                              4,268,530       11,181        501      4,279,210
                             ----------   ----------   --------     ----------

Available for Sale
- ------------------

Federal Home Loan Mortgage
 Corporation stock               80,605      444,185        ---        524,790
                             ----------   ----------   --------     ----------

                             $4,349,135   $  455,366   $    501     $4,804,000
                             ==========   ==========   ========     ==========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)




1.   Securities (continued)

The amortized cost and estimated market value of securities at March 31, 1996, by contractual maturity, are shown below:

                                                        March 31, 1996
                                                     ---------------------
                                                                 Estimated
                                                     Amortized     Market
                                                         Cost      Value
                                                     ---------   ---------

Held to Maturity
- ----------------

Due in one year or less                             $  749,857   $  755,706
Due in one through five years                        5,292,898    5,309,689
Other                                                   25,023       25,383
                                                    ----------   ----------
                                                     6,067,778    6,090,778
                                                    ----------   ----------

Available for Sale
- ------------------

Federal Home Loan Mortgage Corporation stock            80,605    1,754,445
                                                    ----------   ----------
                                                    $6,148,383   $7,845,223
                                                    ==========   ==========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



2.   Loans Receivable

Loans receivable are summarized as follows:

                                                            March 31,
                                                   ---------------------------
                                                        1996           1995
                                                   ------------   ------------

Real estate loans
  First mortgage conventional
      One to four family                           $ 91,031,523   $ 86,331,019
      Multi-family                                   20,453,598     20,614,621
      Commercial                                     18,160,142     19,052,183
      Short-term construction                         6,415,254      4,336,066
                                                   ------------   ------------

Total real estate loans                             136,060,517    130,333,889

Less
  Loans in process                                    1,830,271      1,476,628
  Deferred loan fees, net                               411,371        506,844
  Allowance for loan losses                             706,755        661,524
                                                   ------------   ------------
Net real estate loans                               133,112,120    127,688,893
                                                   ------------   ------------
Consumer loans
  Deposit account                                       234,093        266,760
  Unsecured personal                                  3,615,716      3,599,679
  Automobile                                          1,469,633      1,071,805
  Home equity                                           379,605        412,530
  Other                                               3,206,164      1,577,088
                                                   ------------   ------------

Total consumer loans                                  8,905,211      6,927,862

Less
  Deferred loan fees (origination costs), net           (15,087)           ---
  Allowance for loan losses                             293,523        101,097
                                                   ------------   ------------

Net consumer loans                                    8,626,775      6,826,765
                                                   ------------   ------------

                                                   $141,738,895   $134,515,658
                                                   ============   ============

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



2.   Loans Receivable (continued)

Loans serviced for others amounted to approximately $11,264,000, $11,782,000 and $12,261,000 at March 31, 1996, 1995 and 1994, respectively. The loans were not included in the accompanying consolidated statements of financial condition.

The weighted average interest rate on loans receivable was approximately 8.32% and 7.95% at March 31, 1996 and 1995, respectively.

A summary of the allowance for loan losses is as follows:

                                              Year Ended March 31,
                                   ------------------------------------------
                                     1996              1995           1994
                                   ----------        -------         -------

Balance at beginning of year       $  762,621        $660,652        $613,159

Provision charged to expense          307,361         108,946          73,899

Losses charged to the allowance,
  net of recoveries                   (69,704)         (6,977)        (26,406)
                                   ----------        --------        --------

Balance at end of year             $1,000,278        $762,621        $660,652
                                   ==========        ========        ========


Of the total allowance for loan losses at March 31, 1996 and 1995, approximately $791,300 and $727,700, respectively, is not specifically allocated to identified problem loans.

The following information relates to the Corporation's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans as of and for the year ended March 31, 1996:

Impaired loans with a specific allowance                             $425,030
Impaired loans with no specific allowance                                 ---
                                                                     --------

Total impaired loans                                                 $425,030
                                                                     ========

Total allowance related to impaired loans                            $145,270
Average balance of impaired loans for the period                     $425,030
Interest income on impaired loans for the period
  recorded on a cash basis                                           $    ---

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                           (continued)



3.   Property and Equipment

Property and equipment are summarized as follows:

                                                           March 31,
                                                ------------------------------
                                                   1996                1995
                                                ----------          ----------

Buildings                                       $3,174,401          $3,178,438
Land and improvements                              873,244             873,244
Furniture and equipment                            745,391             695,172
                                                ----------          ----------

                                                 4,793,036           4,746,854

Less accumulated depreciation                    1,100,993             900,847
                                                ----------          ----------

                                                $3,692,043          $3,846,007
                                                ==========          ==========


4.   Deposits

Deposits are summarized below:

                                                  March 31, 1996
                                      --------------------------------------
                                                                   Weighted
                                                                    Average
                                         Amount         Rate        Percent
                                      ------------    --------     ---------

Demand deposits
  Savings accounts                    $ 12,178,293      3.00%         11.1%
  NOW accounts                          13,371,037      2.26          12.2
  Money market deposit accounts         10,444,131      3.24           9.6
                                      ------------      ----         -----

Total demand deposits                   35,993,461      2.79          32.9

Time deposits                           73,508,000      5.52          67.1
                                      ------------      ----         -----

                                      $109,501,461      4.62%        100.0%
                                      ============      ====         =====

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



4.   Deposits (continued)

                                                   March 31, 1995
                                      --------------------------------------
                                                                    Weighted
                                                                    Average
                                         Amount         Rate        Percent
                                      ------------    --------     ---------

Demand deposits
  Savings accounts                    $ 12,170,286      3.00%         11.6%
  NOW accounts                          12,380,414      2.22          11.8
  Money market deposit
    accounts                            11,620,866      3.25          11.1
                                      ------------      ----         -----

Total demand deposits                   36,171,566      2.81          34.5

Time deposits                           68,842,000      5.06          65.5
                                      ------------      ----         -----

                                      $105,013,566      4.29%        100.0%
                                      ============      ====         =====


The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $5,285,000 and $5,105,000 at March 31, 1996 and 1995, respectively.

Time deposits mature as follows:

                                                Year Ending March 31,
                                             ---------------------------
                                               1996            1995
                                             -----------     -----------

Within one year                              $47,197,000     $43,689,000
One to two years                              15,478,000      14,060,000
More than two years                           10,833,000      11,093,000
                                             -----------     -----------

                                             $73,508,000     $68,842,000
                                             ===========     ===========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



4.   Deposits (continued)

Interest expense on deposits is summarized as follows:

                                         Year Ended March 31,
                              ------------------------------------------
                                1996             1995            1994
                              ----------      ----------      ----------

Time deposits                 $3,999,200      $2,755,991      $2,693,475
Money market deposit and
 NOW accounts                    624,182         842,809         814,878
Savings                          353,806         395,863         392,387
                              ----------      ----------      ----------

                              $4,977,188      $3,994,663      $3,900,740
                              ==========      ==========      ==========


5.   Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments as of March 31, 1996, are as follows:

                                               Carrying          Fair
                                                Amount           Value
                                             ------------    ------------

Financial assets
- ----------------
  Cash and short-term investments            $  3,673,085    $  3,673,000
  Securities                                    7,822,223       7,845,000
  Loans, net of allowance for loan losses     141,738,895     141,443,000

Financial liabilities
- ---------------------
  Deposits                                    109,501,461     109,467,000
  Advances from Federal Home Loan Bank         27,000,000      27,000,000

Unrecognized financial instruments
- ----------------------------------
  Commitments to extend credit                     N/A             N/A

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and short-term investments
- -------------------------------

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



5.   Fair Value of Financial Instruments (continued)

Securities

Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan receivables

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower's creditworthiness and compensating balances and dissimilar types of real estate held as collateral.

Deposit liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank

All advances from Federal Home Loan Bank are due within approximately ninety days from the balance sheet date. Therefore, the carrying amount approximates fair value.

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the borrowers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Because of the competitive nature of the marketplace loan fees vary greatly with no fees charged in many cases. Therefore, management has concluded no value should be assigned.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)




6.   Advances From Federal Home Loan Bank

The advances to the Corporation at March 31, 1996 and 1995 mature within twelve months. The weighted average interest rate on advances was 5.88% and 6.27% at March 31, 1996 and 1995, respectively. These advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans under a Blanket Floating Lien Agreement.

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

                                             Year Ending March 31,
                                   ------------------------------------------
                                      1996            1995           1994
                                   -----------     -----------    -----------

Maximum amount outstanding
 during the year                   $27,000,000     $25,000,000   $19,500,000
                                   ===========     ===========    ===========

Average amount outstanding
 during the year                   $25,346,995     $20,120,548    $14,400,000
                                   ===========     ===========    ===========

Average interest rate during
 the year                                 6.07%           4.81%          3.42%
                                   ===========     ===========    ===========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



7.   Income Taxes

Deferred tax assets (liabilities), included in "Other liabilities" in the consolidated balance sheets are as follows:

                                                    Year Ended March 31,
                                                -----------------------------
                                                  1996                1995
                                                ---------           ---------

Deferred tax assets
  Deferred loan fees                            $  27,674           $ 192,601
  Other                                            10,158              12,221
                                                ---------           ---------
                                                   37,832             204,822
                                                ---------           ---------
Deferred tax liabilities
  Depreciable assets                             (136,997)           (226,255)
  FHLMC stock                                    (644,428)           (168,601)
  FHLB stock                                      (90,852)            (90,852)
  Allowance for losses                            (40,679)            (65,193)
  Other                                           (23,605)            (14,496)
                                                ---------           ---------
                                                 (936,561)           (565,397)
                                                ---------           ---------
Net deferred tax liability                      $(898,729)          $(360,575)
                                                =========           =========


8.   Stockholders' Equity and Regulatory Capital Requirements

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 3.0% of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



8.   Stockholders' Equity and Regulatory Capital Requirements (continued)

The following table presents the Savings Bank's regulatory capital levels at March 31, 1996, relative to the OTS requirements applicable at that date:

                       Amount    Percent       Actual    Actual       Excess
                      Required   Required      Amount    Percent      Amount
                     ----------  --------   -----------  -------   -----------

Tangible Capital     $2,375,000    1.50%    $17,994,000   11.28%   $15,619,000
Core Capital          4,750,000    3.00      17,994,000   11.28     13,244,000
Risk-based Capital    8,743,000    8.00      18,785,000   17.19     10,042,000

The Savings Bank may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Savings Bank to be reduced below certain requirements imposed by federal regulations.

Capital distributions by OTS-regulated savings associations are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Savings Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The Savings Bank did not pay any dividends to the Corporation during the year ended March 31, 1996.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



9.   Employee Benefit Plans

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and final average compensation. The Corporation's funding policy is to contribute amounts to the pension trust at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum tax deductible amount. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The following is a summary of information with respect to the plan:

                                              Year Ended March 31,
                                   ------------------------------------------
                                      1996            1995            1994
                                   ----------       ---------       ---------

Net periodic pension cost

Service cost - benefits earned
 during the period                  $ 27,872        $ 31,633        $ 27,165
Interest cost on projected
 benefit obligations                  38,884          37,054          32,602
Actual return on plan assets         (29,905)        (30,625)        (30,002)
Net amortization and deferral        (15,502)        (11,117)        (11,789)
                                    --------        --------        --------
                                    $ 21,349        $ 26,945        $ 17,976
                                    ========        ========        ========
Accumulated benefit obligation

Vested benefits                     $393,678        $334,321        $285,169
Non-vested benefits                   27,792          47,105          39,757
                                    --------        --------        --------
                                    $421,470        $381,426        $324,926
                                    ========        ========        ========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



9.   Employee Benefit Plans (continued)


                                                      Year Ended March 31,
                                                   --------------------------
                                                     1996              1995
                                                   --------          --------

Accrued pension cost

Projected benefit obligation                       $540,141          $530,154
Fair value of plan assets, primarily
  IPG insurance contracts                           539,114           548,223
                                                   --------          --------

Assets in excess (deficit) of projected
  benefit obligation                                 (1,027)           18,069

Unrecognized prior service cost                      21,704            24,804
Unrecognized net (gain) loss                        (11,766)           (4,346)
Unrecognized net asset                              (66,131)          (74,398)
                                                   --------          --------
                                                   $(57,220)         $(35,871)
                                                   ========          ========


The following assumed rates were used in determining the projected benefit obligations:

                                                      Year Ended March 31,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----

Weighted average discount rate                       7.0%              7.5%
                                                     ===               ===
Expected long-term rate of return on
  plan assets                                        7.5%              7.5%
                                                     ===               ===
Increase in future compensation levels               5.5%              5.5%
                                                     ===               ===


The measurement date used to value the plan assets was December 31, 1995.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                           (continued)



9.   Employee Benefit Plans (continued)

Employee Stock Ownership Plan

During the fiscal year ended March 31, 1994, the Corporation amended and restated its Employee Stock Ownership Plan and Profit Sharing Trust effective April 1, 1987, in order to bring it into conformity with certain tax laws.
The new plan, renamed Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan") is a combination of a profit sharing plan with 401(k) and a stock bonus plan. The Plan provides for retirement, death, and disability benefits for all eligible employees.

An employee becomes eligible for participation after completion of one year of service. After meeting the eligibility requirements, an employee becomes a member of the Plan on the earliest January 1, April 1, July 1, or September 1 occurring on or after his qualification.

The contributions to the Plan are discretionary and are determined by the Board of Directors. The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions.

Profit-sharing, pension plan, and retirement expenses were as follows:

                             ESOP and          Supplemental
         Year Ended          Pension            Unfunded
          March 31,             Plan            Retirement*        Total
         ----------          ---------         ------------       -------

            1994              $37,489            $6,996           $44,485
            1995               44,556             6,996            51,552
            1996               38,325             6,996            45,321

*For a former executive officer, amounts are authorized annually.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



10.  Stock Option Plan

Under the terms of the plan, the Stock Option Committee may grant options for the purchase of shares up to 10% of total stock issued in the conversion of the Bank from mutual to the stock form. Incentive stock options may be granted to full-time employees at a price equal to the market value at the date of the grant, and the aggregate fair market value cannot exceed $100,000 per employee the first year that the employee is granted an incentive stock option. Non-incentive stock options may be granted to directors, officers and key employees at a price of not less than the market value per share at the date of grant of such option. All stock options granted to owners of less than 10% of the Corporation's stock must be exercised within 10 years. The following table represents options outstanding under the Plan:

                                               Year Ended March 31,
                                   ------------------------------------------
                                     Option Price    1996      1995     1994
                                   ---------------  -------  --------  ------

Outstanding at beginning of year   $ 4.00 - $13.00   49,630    80,224   80,224
Options granted                     13.00 -  20.00   28,100     3,000      ---
Options exercised                             4.00  (27,820) (33,594)      ---
Options forfeited                             8.00  (13,910)     ---       ---
                                                    -------  -------    ------

Outstanding at end of year         $ 4.00 - $20.00   36,000   49,630    80,224
                                                    =======   ======    ======



11.  Commitments and Contingencies

Continuing uncertainty exists as to the sufficiency of the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF"). Legislators and thrift regulators are considering alternative methods of strengthening this fund. Virtually all of the existing proposals will require additional funding from the thrifts whose deposits are insured by the FDIC.
At March 31, 1996, possible future increases in FDIC insurance costs for the Savings Bank cannot be estimated.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



11.  Commitments and Contingencies (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include single family residences, other residential property, commercial property and land. At March 31, 1996, the Corporation had outstanding commitments to originate loans with variable interest rates of approximately $4,890,000 and loans with fixed rates of approximately $830,000. In addition, unused lines of credit amounted to approximately $3,574,000 at March 31, 1996.

The Corporation has entered into an agreement with a data service center which requires minimum annual payments of approximately $115,000 through September 1997.

In the normal course of business, the Corporation has entered into employment agreements with certain officers of the Savings Bank.

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



11.  Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows: (Dollars in thousands except per share data)

                                           Year Ended March 31, 1996
                                   ------------------------------------------
                                    First      Second       Third      Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                   -------     -------     -------     -------

Total interest income              $2,973       $3,095     $3,159      $3,160
Total interest expense              1,552        1,637      1,678       1,648
                                   ------       ------     ------      ------
Net interest income                 1,421        1,458      1,481       1,512
Provision for loan losses              25           43         32         207
                                   ------       ------     ------      ------
Net interest income after
 provision for loan losses          1,396        1,415      1,449       1,305

Other income                          109          115        114         118
Other expenses                        696          686        705         722
                                   ------       ------     ------      ------

Income before income taxes            809          844        858         701

Income taxes                          304          316        322         258
                                   ------       ------     ------      ------

Net income                         $  505       $  528     $  536      $  443
                                   ======       ======     ======      ======

Earnings per share                 $  .41       $  .42     $  .42      $  .35
                                   ======       ======     ======      ======

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



11.  Selected Quarterly Financial Data (Unaudited) (continued)

                                           Year Ended March 31, 1995
                                   ------------------------------------------
                                    First      Second       Third      Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                   -------     -------     -------     -------

Total interest income               $2,329     $2,453      $2,591       $2,795
Total interest expense               1,148      1,190       1,262        1,363
                                    ------     ------      ------       ------

Net interest income                  1,181      1,263       1,329        1,432
Provision for loan losses               26         25          25           33
                                    ------     ------      ------       ------

Net interest income after
 provision for loan losses           1,155      1,238       1,304        1,399

Other income                            94        100         102          102
Other expenses                         647        626         628          738
                                    ------     ------      ------       ------
Income before income taxes             602        712         778          763

Income taxes                           228        269         295          292
                                    ------     ------      ------       ------
Net income                          $  374     $  443      $  483       $  471
                                    ======     ======      ======       ======

Earnings per share                  $  .30     $  .36      $  .39       $  .39
                                    ======     ======      ======       ======

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



12.  Condensed Financial Information of the Corporation (Parent Company Only)

Condensed financial information is shown for the parent company only as follows:

           Condensed Statements of Financial Condition

                                                           March 31,
                                                  ----------------------------
                                                     1996             1995
                                                  -----------      -----------

   Assets

Investment in the Savings Bank, at equity         $18,122,381      $16,094,160
Cash                                                2,505,783        1,930,667
Investment securities                                 249,931        1,246,707
Prepaid expenses and other assets                       9,296           21,485
                                                  -----------      -----------
                                                  $20,887,391      $19,293,019
                                                  ===========      ===========

   Liabilities and Stockholders' Equity

Liabilities                                       $    16,823      $    16,169
                                                  -----------      -----------
Stockholders' Equity
  Common stock                                         12,697           12,419
  Additional paid-in capital                        4,651,634        4,540,632
  Retained earnings                                16,206,237       14,723,799
                                                  -----------      -----------
Total stockholders' equity                         20,870,568       19,276,850
                                                  -----------      -----------
                                                  $20,887,391      $19,293,019
                                                  ===========      ===========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



12. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

                    Condensed Statements of Income

                                         Year Ended March 31,
                               -------------------------------------------
                                   1996            1995           1994
                               -----------      -----------    -----------

Income
  Interest income               $   34,224      $  129,049      $   85,283
  Dividends received from
   Savings Bank                        ---         201,472         744,083
                                ----------      ----------      ----------

Total income                        34,224         330,521         829,366
                                ----------      ----------      ----------

Noninterest expenses               (62,755)        (53,084)        (47,062)
                                ----------      ----------      ----------

Income (loss) before equity
 in undistributed net income
 of the Savings Bank               (28,531)        277,437         782,304
Equity in undistributed net
 income of the Savings Bank      2,028,221       1,525,064         808,956
                                ----------      ----------      ----------
Income before income taxes       1,999,690       1,802,501       1,591,260
Income taxes                       (11,848)         31,020          14,500
                                ----------      ----------      ----------

Net income                      $2,011,538      $1,771,481      $1,576,760
                               ===========      ==========      ==========

         Community Financial Corporation and Subsidiary

           Notes to Consolidated Financial Statements
                          (continued)



12. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

                  Condensed Statements of Cash Flows

                                          Year Ended March 31,
                               -------------------------------------------
                                  1996            1995           1994
                               -----------     -----------     -----------

Operating activities
  Net income                    $2,011,538      $1,771,481      $1,576,760
  Adjustments
    Equity in income of the
     Savings Bank               (2,028,221)     (1,726,536)     (1,533,039)
    (Increase) decrease in
     prepaid and other assets       12,189          (4,239)         (9,427)
    Increase in other
     liabilities                       654           9,935           2,856
                                ----------      ----------      ----------
Net cash provided (absorbed)
 by operating activities            (3,840)         50,641          17,150
                                ----------      ----------      ----------
Investing activities
  Proceeds from maturities of
   investment securities           996,776         984,738             ---
  Purchase of investment
   securities                          ---      (2,231,445)            ---
  Dividends received from
   Savings Bank                        ---         201,472         744,083
                                ----------      ----------      ----------
Net cash provided (absorbed)
 by investing activities           996,776      (1,045,235)        744,083
                                ----------      ----------      ----------
Financing activities
  Cash dividends paid on
   common stock                   (529,100)       (436,612)       (410,816)
  Stock options exercised          111,280         134,376             ---
                                ----------      ----------      ----------
Net cash absorbed by
 financing activities             (417,820)       (302,236)       (410,816)
                                ----------      ----------      ----------
Increase (decrease) in cash        575,116      (1,296,830)        350,417

Cash, beginning of year          1,930,667       3,227,497       2,877,080
                                ----------      ----------      ----------
Cash, end of year               $2,505,783      $1,930,667      $3,227,497
                                ==========      ==========      ==========

Item  8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure
- ----------------------------------------------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                 PART III


Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------------------------

     Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the last fiscal year ended March
31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that two reports, covering two transactions were filed late by L. F. (Nick) Smith, a former executive officer of the Company.

Item 10.  Executive Compensation
- --------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, except for the information contained under the heading "Compensation Committee Report" and "Stockholder
Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
- -------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
- --------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                 PART IV

Item 13.  Exhibits and Reports on 8-K
- -------------------------------------

    (a) Exhibits:


                                                                 Sequential
                                                                 Page Number
                                                                   Where
                                              Reference to        Attached
                                              Prior Filing        Exhibits
                                               or Exhibit       Are Located
Regulation                                       Number           in This
S-K Exhibit                                     Attached        Annual Report
  Number                     Document            Hereto         on Form 10-KSB
- ------------------------------------------------------------------------------

    2    Plan of acquisition, reorganization,
         arrangement, liquid, or succession        None         Not applicable
    3    Articles of Incorporation and Bylaws        *          Not applicable
    4    Instruments defining the rights of
         security holders, including indentures:
         Common Stock Certificate                    *          Not applicable
    9    Voting trust agreement                    None         Not applicable
   10    Material contracts:
         Stock Option and Incentive Plan             *          Not applicable
         Employment Agreement:
          Thomas W. Winfree                         10a         Page 93
         Employee Stock Ownership Plan              **          Not applicable
   11    Statement re computation of per
          share earnings                           None         Not applicable
   13    Annual Report to Security Holders     Not required     Not applicable
   16    Letter on change in certifying
          accountant                               None         Not applicable
   18    Letter on change in accounting
          principles                               None         Not applicable
   19    Previously unfiled documents              None         Not applicable
   21    Subsidiaries of Registrant                 ***         Not applicable
   22    Published report regarding matters
          submitted to vote of security
          holders                                  None         Not applicable
   23    Consent of Experts and Counsel             23          Page 98
   24    Power of Attorney                     Not required     Not applicable
   27    Financial Data Schedule                    27          Page 99
   28    Information from reports furnished
          to state insurance regulatory
          authorities                              None         Not applicable
   99    Additional exhibits                       None         Not applicable
____________________

         *Filed on May 19, 1989 as exhibits to the Registrant's
Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

        **Filed on June 28, 1993, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

        ***Filed on June 26, 1991, as Exhibit 22 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1991. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


  (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY FINANCIAL CORPORATION


Date:  June 21, 1996                 By:  /s/ Thomas W. Winfree
                                     ------------------------------
                                     Thomas W. Winfree
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas W. Winfree         By:  /s/ Richard E. Bonin
   -----------------------------     ------------------------------
   Thomas W. Winfree                 Richard E. Bonin
   President and Chief               Chairman of the Board
   Executive Officer                  and Director
  (Principal Executive Officer)

Date:  June 21, 1996              Date:  June 21, 1996



By: /s/ Jane C. Hickok            By:  /s/ Charles F. Andersen
   -----------------------------     ------------------------------
   Jane C. Hickok                    Charles F. Andersen
   Vice Chairman                     Director

Date:  June 21, 1996              Date:  June 21, 1996



By: /s/ James R. Cooke, Jr.       By:  /s/ Kenneth L. Elmore
   -----------------------------     ------------------------------
   James R. Cooke, Jr.               Kenneth L. Elmore
   Director                          Director

Date:  June 21, 1996              Date:  June 21, 1996



By: /s/ Dale C. Smith             By:  /s/ R. Jerry Giles
   -----------------------------     ------------------------------
   Dale C. Smith                     R. Jerry Giles
   Director                          Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)

Date:  June 21, 1996              Date:  June 21, 1996