Form 10QSB
period 1996-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 1996-08-01
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to

                      Commission file number           018261

                          COMMUNITY FINANCIAL CORPORATION
      --------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               DELAWARE                             54-1532044
     (State of other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

                      38 North Central Ave., Staunton, Va. 24401
      --------------------------------------------------------------------
             (Address of principal executive offices zip code)

                                   (540) 886-0796
      --------------------------------------------------------------------
              (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on July 31, 1996: 1,272,048.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at June 30, 1996 (unaudited)
         and March 31, 1996.............................................1

         Consolidated Statements of Income for the
         Three Months Ended June 30, 1996 and 1995 (unaudited)..........2

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1996 and
         1995 (unaudited)...............................................3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................6


PART II. OTHER INFORMATION   -   II-1

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                       June 30,        March 31,
                                         1996            1996
                                     ------------    -------------
                                      (Unaudited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,418,000 and $1,147,000)         $  3,100,436     $  3,673,085
Securities
  Held to maturity                      6,068,036        6,067,778
  Available for sale                    1,759,590        1,754,445
Investment in Federal Home Loan
  Bank stock, at cost                   1,250,000        1,350,000
Loans receivable, net                 141,541,924      141,738,895
Real estate owned                         123,654          123,322
Property and equipment, net             3,646,923        3,692,043
Accrued interest receivable
  Loans                                   858,188          853,275
  Investments                             116,137          167,142
Prepaid expenses and other assets         369,717          372,636


                                     $158,834,605     $159,792,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $110,007,819     $109,501,461
Advances from Federal Home Loan
  Bank                                 25,000,000       27,000,000
Advance payments by borrowers for
  taxes and insurance                      67,669          142,737
Other liabilities                       1,462,042        1,248,443

        Total Liabilities             136,537,530      137,892,641

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 1,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 3,000,000 shares,
    1,272,048 and 1,269,698 shares
    outstanding                            12,720           12,697
  Additional paid in capital            4,661,011        4,651,634
  Retained earnings                    16,590,768       16,206,237
  Net unrealized gain on securities
    available for sale                  1,032,576        1,029,412
     Total Stockholders' Equity        22,297,075       21,899,980

                                     $158,834,605     $159,792,621

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended
                                                June 30,
                                  -----------------------------------
                                      1996                   1995
                                  ------------           ------------
                                               (Unaudited)


INTEREST INCOME
  Loans                           $2,984,874               $2,839,531
  Investment securities              126,838                   97,183
  Other                               32,216                   36,293
    Total interest income          3,143,928                2,973,007

INTEREST EXPENSE
  Deposits                         1,243,705                1,163,842
  Borrowed money                     389,197                  387,990
    Total interest expense         1,632,902                1,551,832

NET INTEREST INCOME                1,511,026                1,421,175

PROVISION FOR LOAN LOSSES             32,991                   25,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         1,478,035                1,396,175

NONINTEREST INCOME
  Service charges, fees
    and commissions                  115,903                  103,013
  Miscellaneous                        1,606                    5,773
    Total noninterest
      income                         117,509                  108,786

NONINTEREST EXPENSE
  Compensation & benefits            285,731                  276,777
  Occupancy                           99,322                   90,093
  Data processing                     94,056                   77,638
  Federal insurance premium           61,631                   60,807
  Miscellaneous                      175,083                  190,837
    Total noninterest
      expense                        715,823                  696,152

INCOME BEFORE TAXES                  879,721                  808,809

INCOME TAXES                         329,934                  304,026

NET INCOME                        $  549,787               $  504,783

EARNINGS PER SHARE                $    0.430               $    0.410
DIVIDENDS PER SHARE               $    0.130               $    0.100


       See accompanying notes to consolidated financial statements.


                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                      June 30,
                                              ---------------------------
                                                  1996           1995
                                              -----------     -----------
                                                     (Unaudited)


OPERATING ACTIVITIES
  Net income                                    $549,787        $504,783
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                    32,991          25,000
     Depreciation                                 55,240          53,209
     Amortization of premium and accretion
       of discount on securities, net             (1,976)         (4,413)
     Decrease in net deferred loan fees           (6,718)        (25,838)
     Increase in deferred income taxes            30,604          39,614
     Decrease (increase) in other assets          49,011         (62,849)
     Increase in other liabilities               106,007         101,644
     Gain on sale of loans                          (490)            (44)
     Proceeds from sale of loans                 248,000          52,000
     Loans originated for resale                (281,000)        (52,000)
   Net cash provided by operating activities     781,456         631,106

INVESTING ACTIVITIES
  Maturities of held for investment
   securities                                    500,000         750,000
  Purchases of held for investment
   securities                                   (498,281)     (1,000,000)
  Net decrease (increase) in loans               203,689      (3,062,321)
  Purchases of property and equipment            (10,015)        (18,848)
  Redemption of FHLB stock                       100,000            -
    Net cash provided (absorbed) by
      investing activities                       295,393      (3,331,169)

FINANCING ACTIVITIES
  Dividends paid                                (165,256)       (124,188)
  Net increase in deposits                       506,358       2,645,982
  Proceeds from advances and other
   borrowed money                             26,000,000      73,000,000
  Repayments of advances and other
   borrowed money                            (28,000,000)    (73,000,000)
  Proceeds from issuance of common stock           9,400           -
Net cash provided (absorbed) by
  financing activities                        (1,649,498)      2,521,794

DECREASE IN CASH AND CASH EQUIVALENTS           (572,649)       (178,269)

CASH AND CASH EQUIVALENT-beginning of period   3,673,085       4,582,983

CASH AND CASH EQUIVALENTS-end of period       $3,100,436      $4,404,714


   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 2. - EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended June 30, 1996 and 1995 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,270,436 and 1,241,878).


NOTE 3. - STOCKHOLDERS' EQUITY

     The following table presents the Savings Bank's capital levels at June 30, 1996, relative to the requirements applicable under federal regulation at that date:


                      Amount     Percent     Actual      Actual      Excess
                     Required    Required    Amount      Percent     Amount
                    ----------   ---------  ---------    -------   -----------

Tangible Capital    $2,372,000    1.50%    $18,553,000   11.73%    $16,181,000
Core Capital         4,744,000    3.00      18,553,000   11.73      13,809,000
Risk-based Capital   8,643,000    8.00      19,163,000   17.74      10,520,000


     Capital distributions by the Savings Bank are limited by federal regulations ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Savings Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     Total interest paid for the three months ended June 30, 1996 and 1995 was $1,704,935 and $1,592,682, respectively. Total income taxes paid for the three months ended June 30, 1996 and 1995 was $0 and $70,000, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

     The Company's total assets decreased $958,000 to $158.8 million at June 30, 1996, due primarily to a decrease in cash of $573,000. The decrease in cash was due primarily to the repayment of advances from the Federal Home Loan Bank. Deposits increased $500,000 to $110.0 million at June 30, 1996, from $109.5 million at March 31, l996. The increase in deposits was used to partially fund the repayment of Federal Home Loan Bank advances. Stockholders' equity increased to $22.3 million at June 30, 1996, from $21.9 million at March 31, 1996, due primarily to earnings for the three month period ended June 30, 1996, which was partially offset by a payment of $0.13 per share in cash dividends.

     At June 30, 1996, the Bank's non-performing assets totalled $779,000 or 0.49% of assets compared to $824,000 and .54% of assets at March 31, 1996. At June 30, 1996 the Company's non-performing assets were comprised of two single family residential properties which were more than ninety days past due, two single family dwellings acquired through foreclosure, one of which is currently rented, and various consumer loans which includes one loan relationship of approximately $405,000 secured by classic automobiles and a second mortgage on real estate for which an allowance of $145,000 has been made. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.25%, which exceeds the regulatory requirement.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995.
- ----------------------------------------------

     General. Net income for the three months ended June 30, 1996 was $549,787 compared to $504,783 for the three months ended June 30, 1995, due primarily to an increase in net interest income which was offset in part by an increase in noninterest expense. Income before taxes increased to $879,721 for the three months ended June 30, 1996 from $808,809 for the three months ended June 30, 1995.

     Interest Income.   Total interest income increased to $3,143,928 for the
three months ended June 30, 1996, from $2,973,007 for the three months ended June 30, 1995, due to an increase in the balances of loans and investments for the three months ended June 30, l996 as compared to the period ended June 30, 1995.

     Interest Expense. Total interest expense increased to $1,632,902 for the quarter ended June 30, 1996, from $1,551,832 for the quarter ended June 30, 1995. Interest on deposits increased to $1,243,705 for the quarter ended June 30, 1996 from $1,163,842 for the quarter ended June 30, 1995 due primarily to an increase in the average cost of deposits from 4.50% for the quarter ended June 30, 1995 compared to 4.55% for the quarter ended June 30, 1996. Interest expense on borrowed money increased to $389,197 for the quarter ended June 30, 1996, from $387,900 for the quarter ended June 30, 1995, due to an increase in the average borrowings which was offset by a decrease in the cost of borrowings from 6.21% for the quarter ended June 30, 1995 to 5.88% for the quarter ended June 30, 1996.

     Provision for Loan Losses. The provision for loan losses increased to $32,991 for the three months ended June 30, 1996, from $25,000 for the three months ended June 30, 1995 due to an increase in consumer loan charge offs for the current quarter.

     Noninterest Income. Noninterest income increased to $117,509 for the three months ended June 30, 1996, from $108,786 for the three months ended June 30, 1995 due primarily to an increase in NOW account charges which is related to an increase in account volume.

     Noninterest Expenses. Noninterest expenses increased to $715,823 for the three months ended June 30, 1996, from $696,152 for the three months ended June 30, 1995. Miscellaneous expenses decreased primarily due to an decrease in advertising and insurance expenses. Data processing expenses increased primarily due to the growth in checking account volume and other noninterest expense increases were consistent with the growth of the Bank.

     Taxes. Taxes increased to $329,934 for the three months ended June 30, 1996, from $304,026 for the three months ended June 30, 1995, due to the increase in income before taxes.

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


                                   COMMUNITY FINANCIAL CORPORATION


Date:  July 31, 1996               By: (s) R. Jerry Giles
                                        -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)