Form 10QSB
period 1996-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 1996-11-08
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to

                      Commission file number           018261

                          COMMUNITY FINANCIAL CORPORATION
         (Exact name of small business issuer as specified in its charter)

               VIRGINIA                             54-1532044
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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on September 30, 1996: 1,272,048.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
         at September 30, 1996 (unaudited) and
         March 31, 1996 ................................................1

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1996 and 1995
         and for the Six Months Ended September 30, 1996
         and 1995 (unaudited)...........................................2

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1996 and
         1995 (unaudited)...............................................3

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



                                         September 30,      March 31,
                                              1996            1996
                                         ------------    -------------
                                         (Unaudited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,221,000 and $1,147,000)             $  3,440,039     $  3,673,085
Securities
  Held to maturity                          5,819,636        6,067,778
  Available for sale                        2,009,123        1,754,445
Investment in Federal Home Loan
  Bank stock, at cost                       1,350,000        1,350,000
Loans receivable, net                     142,962,373      141,738,895
Real estate owned                              60,431          123,322
Property and equipment, net                 3,600,707        3,692,043
Accrued interest receivable
  Loans                                       874,883          853,275
  Investments                                 160,104          167,142
Prepaid expenses and other assets             514,054          372,636


                                         $160,791,350     $159,792,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                 $110,375,397     $109,501,461
Advances from Federal Home Loan
    Bank                                   26,000,000       27,000,000
Advance payments by borrowers for
    taxes and insurance                       107,876          142,737
Other liabilities                           1,928,405        1,248,443

        Total Liabilities                 138,411,678      137,892,641

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    1,272,048 and 1,269,698 shares
    outstanding                                12,720           12,697
  Additional paid in capital                4,661,011        4,651,634
  Retained earnings                        16,519,902       16,206,237
  Net unrealized gain on securities
    available for sale                      1,186,039        1,029,412
  Total Stockholders' Equity               22,379,672       21,899,980

                                         $160,791,350     $159,792,621

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                  Three Months Ended       Six Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
                                      (Unaudited)             (Unaudited)


INTEREST INCOME
  Loans                         $3,005,534  $2,955,785  $5,990,408  $5,795,316
  Investment securities            119,681     111,995     246,519     209,178
  Other                             25,474      27,500      57,690      63,793
    Total interest income        3,150,689   3,095,280   6,294,617   6,068,287

INTEREST EXPENSE
  Deposits                       1,251,220   1,259,144   2,494,925   2,422,986
  Borrowed money                   349,117     378,212     738,314     766,202
    Total interest expense       1,600,337   1,637,356   3,233,239   3,189,188

NET INTEREST INCOME              1,550,352   1,457,924   3,061,378   2,879,099

PROVISION FOR LOAN LOSSES           69,647      42,500     102,638      67,500

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       1,480,705   1,415,424   2,958,740   2,811,599

NONINTEREST INCOME
  Service charges, fees
    and commissions                128,668     107,870     244,571     210,883
  Miscellaneous                      1,126       7,246       2,732      13,019
    Total noninterest
      income                       129,794     115,116     247,303     223,902

NONINTEREST EXPENSE
  Compensation & benefits          298,884     288,143     584,615     564,920
  Occupancy                         98,921      94,494     198,243     184,587
  Data processing                   80,719      77,527     174,775     155,165
  Federal insurance premium        732,469      58,986     794,100     119,793
  Miscellaneous                    251,459     167,051     426,542     357,888
    Total noninterest
      expense                    1,462,452     686,201   2,178,275   1,382,353

INCOME BEFORE TAXES                148,047     844,339   1,027,768   1,653,148

INCOME TAXES                        53,548     316,596     383,482     620,622

NET INCOME                      $   94,499  $  527,743  $  644,286  $1,032,526

EARNINGS PER SHARE              $     0.08  $     0.42  $     0.51  $     0.83
DIVIDENDS PER SHARE             $     0.13  $     0.10  $     0.26  $     0.20

       See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                    September 30,
                                              ------------------------
                                                  1996        1995
                                              -----------  -----------
                                                     (Unaudited)

OPERATING ACTIVITIES
  Net income                                  $  644,286    $1,032,526
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   102,638        67,500
     Depreciation                                110,838       106,703
     Amortization of premium and accretion
      of discount on securities, net              (3,624)       (6,783)
     Decrease in net deferred loan fees          (33,542)      (49,897)
     Increase (Decrease) in deferred income
      taxes                                       28,596       (67,521)
     Increase in other assets                   (155,988)     (159,682)
     Increase in other liabilities               616,505        70,909
     Gain on sale of assets                       (6,391)       (1,245)
     Proceeds from sale of loans                 338,000       415,000
     Loans originated for resale                (371,000)     (415,000)
  Net cash provided by operating activities    1,270,318       992,510

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                        750,000     1,750,000
  Purchases of investment securities            (498,281)   (2,249,570)
  Net increase in loans                       (1,288,295)   (5,340,466)
  Purchases of property and equipment            (19,502)      (22,149)
    Net cash provided (absorbed) by
      investing activities                    (1,056,078)   (5,862,185)

FINANCING ACTIVITIES
  Dividends paid                                (330,622)     (249,766)
  Net increase in deposits                       873,936     4,496,303
  Proceeds from advances and other
   borrowed money                             31,000,000    73,000,000
  Repayments of advances and other
   borrowed money                            (32,000,000)  (73,000,000)
  Proceeds from issuance of common stock           9,400       111,280
Net cash provided (absorbed) by
  financing activities                          (447,286)    4,357,817
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (233,046)     (511,858)

CASH AND CASH EQUIVALENTS-
  beginning of period                          3,673,085     4,582,983

CASH AND CASH EQUIVALENTS-
  end of period                               $3,440,039    $4,071,125


   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1996


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 2. - EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended September 30, 1996 and 1995 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,272,048 and 1,250,950). Earnings per share for the six months ended September 30, l996 and 1995 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,271,404 and 1,246,439).


NOTE 3. - STOCKHOLDERS' EQUITY

     The following table presents the Savings Bank's capital levels at September 30, 1996, relative to the federal regulatory requirements at that date:

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                     --------   --------   ---------    -------   ---------


Tangible Capital   $2,402,000   1.50%     $18,678,000   11.67%  $16,276,000
Core Capital        4,803,000   3.00       18,678,000   11.67    13,875,000
Risk-based Capital  8,771,000   8.00       19,495,000   17.78    10,724,000


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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     Total interest paid for the three months ended September 30, 1996 and 1995 was $1,564,454 and $1,585,662. Total interest paid for the six months ended September 30, 1996 and 1995 was $3,097,528 and $3,178,344. Total income taxes paid for the three months ended September 30, 1996 and 1995 was $548,660 and $549,220. Total income taxes paid for the six months ended September 30, 1996 and 1995 was $548,660 and $619,220.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

     The Company's total assets increased $1.0 million to $160.8 million at September 30, 1996, due primarily to an increase in loans receivable of $1.2 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans. Deposits increased $900,000 to $110.4 million at September 30, 1996, from $109.5 million at March 3l, l996. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $22.4 million at September 30, 1996, from $21.9 million at March 31, 1996, due primarily to earnings for the six month period ended September 30, 1996 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by two payments of $0.13 per share each in cash dividends. At September 30, 1996, the Bank's non-performing assets totalled $329,000 or 0.21% of assets. This compares to non-performing assets of $824,000 or 0.54% of total assets as of March 31, 1996. The non-performing assets consisted of two single family residential properties, one of which was a construction loan, which were more than ninety days past due. Also included in non-performing assets is one single family residential property acquired through foreclosure and various consumer loans. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.07%, which exceeds the regulatory requirement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995.
----------------------------------------------

     General. Net income for the three months ended September 30, 1996 was $94,499 compared to $527,743 for the three months ended September 30, 1995, due primarily to a one-time special assessment based on the SAIF insured deposits held by the bank on March 31, 1995 and partially offset by an increase in net interest income. Income before taxes decreased to $148,047 for the three months ended September 30, 1996 from $844,339 for the three months ended September 30, 1995.

     Interest Income.   Total interest income increased to $3,150,689 for the
three months ended September 30, 1996, from $3,095,280 for the three months ended September 30, 1995, due primarily to an increase in the balances of loans and investments.

     Interest Expense. Total interest expense decreased to $1,600,337 for the quarter ended September 30, 1996, from $1,637,356 for the quarter ended September 30, 1995. Interest on deposits decreased to $1,251,220 for the quarter ended September 30, 1996 from $1,259,144 for the quarter ended September 30, 1995 due primarily to an decrease in the average cost of deposits from 4.62% at September 30, 1995 compared to 4.58% at September 30, 1996. Interest expense on borrowed money decreased to $349,117 for the quarter ended September 30, 1996, from $378,212 for the quarter ended September 30, 1995, due to a decrease in the cost of borrowed money.

     Provision for Loan Losses. The provision for loan losses increased to $69,647 for the three months ended September 30, 1995 from $42,500 for the three months ended September 30, 1995. The increase in the provision for loan losses is attributable primarily to an increase in the number of delinquent consumer loans. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor the unallocated reserves and make additions as appropriate to provide for possible unforeseen losses.

     Noninterest Income. Noninterest income increased to $129,794 for the three months ended September 30, 1996, from $115,116 for the three months ended September 30, 1995. NOW account charges increased as a result of increased account volume.

     Noninterest Expense. Noninterest expense increased to $1,462,452 for the three months ended September 30, 1996, from $686,201 for the three months ended September 30, 1995. The deposits of savings associations, such as Community Federal, are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

     The legislation requires a special one-time assessment of approximately
65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The premium resulted in an increase to the federal insurance premium of $670,765 and a tax affected charge to earnings of approximately $416,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

     The Bank, however, will continue to be subject to an assessment to fund repayment of the Financial Corporation ("FICO") obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $110,000 based upon a September 30, 1996 assessment base.

     Miscellaneous expenses increased primarily due to advertising expenses related to checking accounts and professional expenses in regard to loan policy and procedures.

     Taxes. Taxes decreased to $53,548 for the three months ended September 30, l996, from $316,596 for the three months ended September 30, 1995, due to the decrease in income before taxes.

Six Months Ended September 30, 1996 and 1995
--------------------------------------------

     General. Net income for the six months ended September 30, 1996 was $644,286 compared to $1,032,526 for the six months ended September 30, l995.

     Interest Income. Total interest income increased to $6,294,617 for the six months ended September 30, 1996, from $6,068,287 for the six months ended September 30, 1995, due primarily to an increase in the balances of loans and investments.

     Interest Expense. Total interest expense increased to $3,233,239 for the six months ended September 30, 1996, from $3,189,188 for the six months ended September 30, 1995. Interest on deposits increased to $2,494,925 for the six months ended September 30, 1996, from $2,422,986 for the same period last year due primarily to an increase in deposit balances which was offset by a decrease in the cost of deposits. Interest expense on borrowed money decreased to $738,314 for the six months ended September 30, 1996, from $766,202 for the six months ended September 30, 1995, due primarily to lower rates on borrowings from the Federal Home Loan Bank of Atlanta.

     Provision for Loan Losses. The provision for loan losses increased to $102,638 for the six months ended September 30, 1996, from $67,500 for the same period last year due primarily to an increase in chargeoffs on consumer loans. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor unallocated reserves and make additions as appropriate to provide for possible unforeseen losses.

     Noninterest Income. Noninterest income increased to $247,303 for the six months ended September 30, 1996, from $223,902 for the six months ended September 30, 1995, due to an increase in the fees and service charges on checking accounts as the volume of accounts increased.

     Noninterest Expenses. Noninterest expenses increased to $2,178,275 for the six months ended September 30, 1996, from $1,382,353 for the same period last year. The increase is related primarily to the one-time SAIF premium discussed above.

     Taxes.  Taxes decreased to $383,482 for the six months ended
September 30, 1996, from $620,622 for the six months ended September 30, 1995, due to a decrease in income before taxes for the six months ended
September 30, 1996.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Not Applicable.

        Exhibit 3 - Amended and Restated Articles of Incorporation
                    and Bylaws

        Exhibit 10 -     1996 Incentive Plan

        Exhibit 27 -     Financial Data Schedule

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:  October 31, 1996
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)