Form 10QSB
period 1996-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1997-01-30
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on December 31, 1996: 1,272,348.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial Condition
         at December 31, 1996 (unaudited) and
         March 31, 1996 ................................................1

         Consolidated Statements of Income for the
         Three Months Ended December 31, 1996 and 1995
         and for the Nine Months Ended December 31, 1996
         and 1995 (unaudited)...........................................2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1996 and
         1995 (unaudited)...............................................3

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


                                     December 31,      March 31,
                                          1996            1996
                                     ------------    -------------
                                      (Unaudited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,910,000 and $1,147,000)         $  4,598,586     $  3,673,085
Securities
  Held to maturity                      5,072,255        6,067,778
  Available for sale                    2,271,518        1,754,445
Investment in Federal Home Loan
  Bank stock, at cost                   1,400,000        1,350,000
Loans receivable, net                 148,374,998      141,738,895
Real estate owned                          70,161          123,322
Property and equipment, net             3,554,057        3,692,043
Accrued interest receivable
  Loans                                   852,726          853,275
  Investments                             113,208          167,142
Prepaid expenses and other assets         355,535          372,636


                                     $166,663,044     $159,792,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $114,101,251     $109,501,461
Advances from Federal Home Loan
  Bank                                 28,000,000       27,000,000
Advance payments by borrowers for
  taxes and insurance                      97,275          142,737
Other liabilities                       1,508,339        1,248,443

        Total Liabilities             143,706,865      137,892,641

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    1,272,348 and 1,269,698 shares
    outstanding                            12,724           12,697
  Additional paid in capital            4,662,207        4,651,634
  Retained earnings                    16,933,837       16,206,237
  Net unrealized gain on securities
    available for sale                  1,347,411        1,029,412
  Total Stockholders' Equity           22,956,179       21,899,980

                                     $166,663,044     $159,792,621

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended     Nine Months Ended
                               December 31,           December 31,
                            ------------------     -----------------
                              1996       1995       1996       1995
                            --------    ------     ------     ------
                               (Unaudited)             (Unaudited)


INTEREST INCOME
  Loans                    $3,091,911 $3,007,517 $9,082,320 $8,802,833
  Investment securities       113,482    115,332    363,173    324,510
  Other                        27,087     35,930     81,605     99,723
    Total interest income   3,232,480  3,158,779  9,527,098  9,227,066

INTEREST EXPENSE
  Deposits                  1,278,307  1,300,133  3,773,232  3,723,119
  Borrowed money              375,014    378,274  1,113,329  1,144,476
    Total interest expense  1,653,321  1,678,407  4,886,561  4,867,595

NET INTEREST INCOME         1,579,159  1,480,372  4,640,537  4,359,471

PROVISION FOR LOAN LOSSES      53,296     31,720    155,933     99,220

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES  1,525,863  1,448,652  4,484,604  4,260,251

NONINTEREST INCOME
  Service charges, fees
    and commissions           131,351    109,155    370,462    320,038
  Miscellaneous                 4,835      5,108     18,752     18,127
    Total noninterest
      income                  136,186    114,263    389,214    338,165

NONINTEREST EXPENSE
  Compensation & benefits     311,808    295,456    896,424    860,376
  Occupancy                    89,787     96,191    288,030    280,778
  Data processing              79,691     72,222    254,466    227,387
  Federal insurance premium    48,161     60,608    842,261    180,401
  Miscellaneous               204,145    180,237    636,412    538,125
    Total noninterest
      expense                 733,592    704,714  2,917,593  2,087,067

INCOME BEFORE TAXES           928,457    858,201  1,956,225  2,511,349

INCOME TAXES                  349,117    321,818    732,599    942,440

NET INCOME                 $  579,340 $  536,383 $1,223,626 $1,568,909

EARNINGS PER SHARE         $     0.46 $     0.42 $     0.96 $     1.25
DIVIDENDS PER SHARE        $     0.13 $     0.11 $     0.39 $     0.31

       See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Nine Months Ended
                                                    December 31
                                              ------------------------
                                                  1996        1995
                                              -----------  -----------
                                                     (Unaudited)

                                                >
OPERATING ACTIVITIES
  Net income                                  $1,223,626   $1,568,909
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   155,933       99,220
     Depreciation                                163,725      159,047
     Amortization of premium and accretion
      of discount on securities, net              (4,320)      (7,210)
     Decrease in net deferred loan fees          (14,335)     (77,517)
     Increase (Decrease) in deferred income
      taxes                                       47,434       98,480
     Decrease (Increase) in other assets         124,745      (99,978)
     (Decrease) in other liabilities             (32,074)     (58,098)
     Gain on sale of loans                       (11,227)        (818)
     Proceeds from sale of loans                 876,600    1,136,000
     Loans originated for resale              (1,048,350)  (1,136,000)
  Net cash provided by operating activities    1,481,757    1,682,035

INVESTING ACTIVITIES
  Proceeds from maturities of
    investment securities                      2,000,000    2,500,000
  Purchases of investment securities          (1,000,234)  (4,042,397)
  Net increase in loans                       (6,645,492)  (5,203,178)
  Purchases of property and equipment            (24,893)     (47,720)
  Net cash provided (absorbed) by
    investing activities                      (5,670,619)  (6,793,295)

FINANCING ACTIVITIES
  Dividends paid                                (496,027)    (389,433)
  Net increase in deposits                     4,599,790    4,808,519
  Proceeds from advances and other
   borrowed money                             33,000,000   73,000,000
  Repayments of advances and other
   borrowed money                            (32,000,000) (73,000,000)
  Proceeds from issuance of common stock          10,600      111,280
  Net cash provided (absorbed) by
    financing activities                       5,114,363    4,530,366
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    925,501     (580,894)

CASH AND CASH EQUIVALENTS-beginning of period  3,673,085    4,582,983

CASH AND CASH EQUIVALENTS-end of period       $4,598,586   $4,002,089

   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1996


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

NOTE 2. - EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended December 31, 1996 and 1995 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,272,348 and 1,269,698). Earnings per share for the nine months ended December 31, 1996 and 1995 have been determined by dividing net income by the weighted number of shares of common stock outstanding during these periods (1,271,690 and 1,254,220).


NOTE 3. - STOCKHOLDERS' EQUITY

     The following table presents the Savings Bank's capital levels at December 31, 1996, relative to the federal regulatory requirements at that date:

                      Amount    Percent      Actual     Actual      Excess
                     Required   Required     Amount     Percent     Amount
                     --------   --------   ---------    -------   ---------


Tangible Capital    $2,488,000    1.50%    $19,266,000   11.62%    $16,778,000
Core Capital         4,976,000    3.00      19,266,000   11.62      14,290,000
Risk-based Capital   9,020,000    8.00      20,110,000   17.84      11,090,000


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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     Total interest paid for the three months ended December 31, 1996 and 1995 was $1,630,547 and $1,667,381. Total interest paid for the nine months ended December 31, 1996 and 1995 was $4,899,937 and $4,845,725. Total income taxes paid for the three months ended December 31, 1996 and 1995 was $156,077 and $341,526. Total income taxes paid for the nine months ended December 31, 1996 and 1995 was $704,737 and $960,746.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     The Company's total assets increased $6.9 million to $166.7 million at December 31, 1996, due primarily to an increase in loans receivable of $6.6 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans. Deposits increased $4.6 million to $114.1 million at December 31, 1996, from $109.5 million at March 31, l996. The increase in deposits was used to fund the increase in loans. Stockholders' equity increased to $23.0 million at December 31, 1996, from $21.9 million at March 31, 1996, due primarily to earnings for the nine month period ended December 31, 1996 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by three payments of $0.13 per share each in cash dividends.

     At December 31, 1996, the Bank's non-performing assets totalled $508,000 or 0.31% of assets. This compares to non-performing assets of $824,000 or 0.54% of total assets as of March 31, 1996. The non-performing assets consisted of one single family residential property, which was more than ninety days past due. Also included in non-performing assets are two single family residential properties acquired through foreclosure and various consumer loans which includes one loan relationship of approximately $390,000 secured by classic automobiles and a second mortgage on real estate for which there is an allowance of $145,000. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.93%, which exceeds the regulatory requirement of 5%.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995.
----------------------------------------------

     General. Net income for the three months ended December 31, 1996 was $579,340 compared to $536,383 for the three months ended December 31, 1995, due primarily to an increase in net interest income which was offset in part by increases in the provision for loan losses and noninterest expense. Income before taxes increased to $928,457 for the three months ended December 31, 1996 from $858,201 for the three months ended December 31, 1995.

     Interest Income.   Total interest income increased to $3,232,480 for the
three months ended December 31, 1996, from $3,158,779 for the three months ended December 31, 1995, due primarily to an increase in the balances of loans.

     Interest Expense. Total interest expense decreased to $1,653,321 for the quarter ended December 31, 1996, from $1,678,407 for the quarter ended December 31, 1995. Interest on deposits decreased to $1,278,307 for the quarter ended December 31, 1996 from $1,300,133 for the quarter ended December 31, 1995 due primarily to a decrease in the average cost of deposits from 4.72% at December 31, 1995 compared to 4.56% at December 31, 1996. Interest expense on borrowed money decreased to $375,014 for the quarter ended December 31, 1996, from $378,274 for the quarter ended December 31, 1995, due to a decrease in the cost of borrowed money which was offset by an increase in borrowings.

     Provision for Loan Losses. The provision for loan losses increased to $53,296 for the three months ended December 31, 1996 from $31,720 for the three months ended December 31, 1995. The increase in the provision for loan losses is attributable primarily to an increase in the number of delinquent consumer loans. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor the unallocated reserves and make additions as appropriate to provide for possible unforeseen losses.

     Noninterest Income. Noninterest income increased to $136,186 for the three months ended December 31, 1996, from $114,263 for the three months ended December 31, 1995. NOW account charges increased as a result of increased account volume.

     Noninterest Expense. Noninterest expense increased to $733,592 for the three months ended December 31, 1996, from $704,714 for the three months ended December 31, 1995. Miscellaneous expenses increased primarily due to advertising expenses related to a checking account promotion.

     Taxes. Taxes increased to $349,117 for the three months ended December 31, l996, from $321,818 for the three months ended December 31, 1995, due to the increase in income before taxes.

Nine Months Ended December 31, 1996 and 1995
--------------------------------------------

     General. Net income for the nine months ended December 31, 1996 was $1,223,626 compared to $1,568,909 for the nine months ended December 31, 1995. The decrease was primarily attributable to the one-time SAIF assessment of $416,000 paid by the Bank during the nine months ended December 31, 1996.

     Interest Income. Total interest income increased to $9,527,098 for the nine months ended December 31, 1996, from $9,227,066 for the nine months ended September 30, 1995, due primarily to an increase in the balance of loans.

     Interest Expense. Total interest expense increased to $4,886,561 for the nine months ended December 31, 1996, from $4,867,595 for the nine months ended December 31, 1995. Interest on deposits increased to $3,773,232 for the nine months ended December 31, 1996, from $3,723,119 for the same period last year due primarily to an increase in deposit balances which was offset by a decrease in the cost of deposits. Interest expense on borrowed money decreased to $1,113,329 for the nine months ended December 31, 1996, from $1,144,476 for the nine months ended December 31, 1995, due primarily to lower rates on borrowings which was offset by increased borrowings from the Federal Home Loan Bank of Atlanta.

     Provision for Loan Losses. The provision for loan losses increased to $155,933 for the nine months ended December 31, 1996, from $99,220 for the same period last year due primarily to an increase in charge-offs on consumer loans. Due to the growth in the loan portfolio and the economic uncertainty presently existing, management feels it is prudent to monitor unallocated reserves and make additions as appropriate to provide for possible unforeseen losses.

     Noninterest Income. Noninterest income increased to $389,214 for the nine months ended December 31, 1996, from $338,165 for the nine months ended December 31, 1995, due primarily to an increase in the fees and service charges on checking accounts as the volume of accounts increased.

     Noninterest Expense. Noninterest expense increased to $2,917,593 for the nine months ended December 31, 1996, from $2,087,067 for the nine months ended December 31, 1995. The deposits of savings associations, such as Community Federal, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

     The legislation required a special one-time assessment of approximately
65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The premium resulted in an increase to the federal insurance premium of $670,765 and a tax affected charge to earnings of approximately $416,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Bank, have been eliminated.

     Taxes. Taxes decreased to $732,599 for the nine months ended December 31, 1996, from $942,440 for the nine months ended December 31, 1995, due to a decrease in income before taxes for the nine months ended December 31, 1996.

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

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

            Exhibit 27 -  Financial Data Schedule
            Exhibit 29 -  Press release dated January 23, 1997

         Form 8-K:

          On January 23, 1997, the Company's subsidiary issued a press release announcing plans to form a banking division in the Hampton Roads region of Virginia. The press release is attached hereto as
          Exhibit 99 and is incorporated by this reference.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:  January 29, 1997

                                   By: (s)
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)