Form 10KSB40
period 1997-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 1997-06-30
CIK 850606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB40

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

          For the fiscal year ended March 31, 1997

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ______ to _______

    Commission file number 0-18265.

                         COMMUNITY FINANCIAL CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

            Virginia                                    54-1532044
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    38 North Central Avenue, Staunton, Virginia          24401
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB40 or any amendment to this Form 10-KSB40. /X/

     The Issuer had $13,296,729 in gross income for the year ended March 31, 1997.

     As of May 31, 1997, there were issued and outstanding 1,275,348 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 1997, was approximately $23,300,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB40 -- Proxy Statement for the 1997 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format
Yes / /; No /X/

                                     PART I

Item  1. Description of Business
--------------------------------

General
-------
     Community Financial Corporation ("Community" or the "Company") is a Virginia corporation which owns Community Bank (the "Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, the Bank converted to the stock form of organization through the sale and issuance of shares of its Common Stock. The Company effected a two-for-one stock split in the form of a 100% stock dividend in November 1994.

     The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CFFC."

     The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

     At March 31, 1997, Community had $167.7 million in assets, deposits of $116.6 million and stockholders' equity of $23.3 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through its offices located in Staunton, Waynesboro, and Stuart Drafts, Virginia. An additional office was opened in Virginia Beach, Virginia in April, 1997.

     Like all financial institutions, Community's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its investment securities portfolio and the interest it pays on its deposit accounts and borrowings.

     Community's main office is located at 38 North Central Avenue, Staunton, Virginia 24401. The Company's telephone number is (540) 886-0796.

Lending Activities
------------------
     General. The Company, like most other thrift institutions, concentrates its lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial real estate with an emphasis on multi-family housing. The Company makes construction loans secured by commercial real estate and one- to four-family residential properties.Additionally, the Company makes consumer loans in order to increase the diversification and decrease interest rate sensitivity of its loan portfolio and to increase interest income. Substantially, all of the Company's loans are originated within its market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties in Virginia. The Company opened an office in Virginia Beach, Virginia in April, 1997 which will expand the Bank's market to the Hampton Roads area.

     Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by the Company's salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on Company experience and on the Company's guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loans involved. The one-to four-family adjustable-rate mortgage loans originated by the Company, however, are not readily saleable in the secondary market due to the fact that the Company does not typically require surveys, title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors.

     The Company's loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family and commercial real estate loans in the amount of $150,000 or less may be approved by the Vice-President/Director of Lending. Loans in excess of $150,000 but less than $250,000 must be approved by a majority of the Company's Loan Committee. All mortgage loans in excess of $250,000 must be approved by the Board of Directors. Consumer loans in excess of $100,000 on a secured basis and $50,000 on an unsecured basis require the approval of the President of the Company with the concurrence of another member of senior management. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1997, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities and invested in any one project was approximately $3.0 million. At March 31, 1997, the Bank's largest lending relationship to a single borrower, or group of related borrowers, consisted of six loans totaling $2.4 million. At such date, all of these loans were performing in accordance with their repayment terms. At March 31 1997, the Bank had seven other loans with an outstanding balance in excess of $1.0 million, all of which were performing in accordance with their repayment terms at March 31, 1997.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's total loan portfolio in dollars and percentages as of the dates indicated.

                                                                 March 31,
                     ----------------------------------------------------------------------------------------------------
                           1997                 1996                1995                1994                  1993
                     ----------------------------------------------------------------------------------------------------
                      Amount   Percent     Amount   Percent    Amount   Percent    Amount   Percent      Amount   Percent
                     ----------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
Residential          $ 96,968   63.83%    $ 91,212   62.92%    $ 86,331   62.90%    $ 77,485   61.59%    $ 70,904   62.45%
Commercial             37,508   24.69       38,433   26.51       39,667   28.90       41,144   32.71       36,839   32.45
Construction            5,204    3.42        6,415    4.43        4,336    3.15        2,992    2.38        2,407    2.12
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
  Total real estate   139,680   91.94      136,060   93.86      130,334   94.95      121,621   96.68      110,150   97.02
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Other Loans:
--------------
Consumer:
Unsecured personal      4,418    2.91        3,616    2.50        3,600    2.62        1,922    1.53        1,205    1.06
Automobile              1,646    1.08        1,470    1.01        1,072     .78          687     .55          534     .47
Home equity             1,630    1.07          380     .26          412     .30          505     .40          442     .39
Deposit account           339     .22          234     .16          267     .20          259     .21          316     .28
Other                     622     .41          496     .34        1,577    1.15          809     .63          887     .78
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
  Total consumer        8,655    5.69        6,196    4.27        6,928    5.05        4,182    3.32        3,384    2.98

Commercial business     3,588    2.37        2,709    1.87          ---     ---          ---     ---          ---     ---
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Total loans
 receivable          $151,923  100.00%    $144,965  100.00%    $137,262  100.00%    $125,803  100.00%    $113,534  100.00%
                     --------  ======     --------  ======     --------  ======     --------  ======     --------  ======
Less:
Undisbursed loans in
 process                1,619                1,830                1,477                1,330                1,201
Deferred fees and
 unearned discounts       361                  396                  507                  625                  603
Allowance for losses    1,038                1,000                  763                  703                  655
                     --------             --------             --------             --------             --------
  Total net items       3,018                3,226                2,747                2,658                2,459
                     --------             --------             --------             --------             --------
  Total loans
   receivable, net   $148,905             $141,739             $134,515             $123,145             $111,075
                     ========             ========             ========             ========             ========

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                 March 31,
                     ----------------------------------------------------------------------------------------------------
                           1997                 1996                1995                1994                  1993
                     ----------------------------------------------------------------------------------------------------
                      Amount   Percent     Amount   Percent    Amount   Percent    Amount   Percent      Amount   Percent
                     ----------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 Residential         $ 11,161    7.34%    $ 12,863    8.87%    $ 12,896    9.40%    $ 14,880   11.83%    $  9,350    8.24%
 Commercial             6,223    4.10        5,548    3.83        2,765    2.01        3,832    3.05        4,054    3.57
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
 Total real
  estate loans(1)      17,384   11.44       18,411   12.70       15,661   11.41       18,712   14.88       13,404   11.81
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Consumer                8,114    5.33        5,902    4.07        6,516    4.75        3,677    2.92        2,942    2.59
Commercial business     3,588    2.37        2,709    1.87          ---     ---          ---     ---          ---     ---
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
 Total fixed-rate
   loans               29,086   19.14       27,022   18.64       22,177   16.16       22,389   17.80       16,346   14.40
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Adjustable-Rate
 Loans:
Real Estate:
 Residential           87,336   57.49       80,773   55.72       75,023   54.66       64,532   51.30       62,371   54.93
 Commercial            34,960   23.01       36,876   25.44       39,650   28.88       38,377   30.50       34,375   30.28
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
 Total real estate
  loans               122,296   80.50      117,649   81.16      114,673   83.54      102,909   81.80       96,746   85.21
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
Consumer                  541     .36          294     .20          412     .30          505     .40          442     .39
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
 Total adjustable-
  rate loans          122,837   80.86      117,943   81.36      115,085   83.84      103,414   82.20       97,188   85.60
                     --------   -----     --------   -----     --------   -----     --------   -----     --------   -----
 Total loans
  receivable         $151,923  100.00%    $144,965  100.00%    $137,262  100.00%    $125,803  100.00%    $113,534  100.00%
                     --------  ======     --------  ======     --------  ======     --------  ======     --------  ======

CONTINUED NEXT PAGE


                                                                 March 31,
                     ------------------------------------------------------------------------------------------------------
                           1997                 1996                1995                1994                  1993
                     ------------------------------------------------------------------------------------------------------
                       Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent
                     ------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Less:
Undisbursed loans
 in process             1,619                1,830                1,477                1,330                1,201
Deferred fees and
 unearned discounts       361                  396                  507                  625                  603

Allowance for losses    1,038                1,000                  763                  703                  655
                     --------             --------             --------             --------             --------
 Total net items        3,018                3,226                2,747                2,658                2,459
                     --------             --------             --------             --------             --------
 Total loans
  receivable, net    $148,905             $141,739             $134,515             $123,145             $111,075
                     ========             ========             ========             ========             ========

------------
(1) Includes residential real estate construction loans of $1,529,000, $2,424,000, $1,588,000, $1,927,000 and $817,000 and commercial real estate
construction  loans  of  $3,675,000,   $3,991,000,  $2,748,000,  $1,065,000  and
$1,590,000 at March 31, 1997, 1996, 1995, 1994 and 1993, respectively.


Loan Maturity and Repricing
---------------------------

     The following table illustrates the contractual maturity of the Company's loan portfolio at March 31, 1997. Mortgages which have adjustable interest rates are shown as maturing based on contractual maturity and demand loans are shown as maturing in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                  Real Estate
                          --------------------------
                          Mortgage(1)   Construction     Consumer      Total
                          ---------------------------------------------------
                                          (In Thousands)
Due During Years Ended
----------------------
04/01/97 - 03/31/98       $  3,767      $  5,204         $  7,875      $ 16,846
04/01/98 - 03/31/02         17,657             0            3,765        21,422
04/01/02 and following     113,052             0              603       113,655
                          --------      --------         --------      --------
     Total                $134,476      $  5,204         $ 12,243      $151,923
                          ========      ========         ========      ========

----------
     (1)  Includes residential and commercial real estate loans.



     The total amount of loans due after March 31, 1998 which have predetermined interest rates is $13.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $121.5 million.

One- to Four-Family Residential Real Estate Lending
---------------------------------------------------

     The Company's primary lending program is the origination of loans secured by one- to four-family residences, substantially all of which are located in the Company's market area. The Company evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits the Company to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Company generally makes one- to four-family residential real estate loans in amounts of 80% or less of the appraised value thereof. In certain instances, the Company will lend up to 90% of the appraised value of the underlying real estate and requires the borrower to purchase private mortgage insurance in an amount to reduce the Company's exposure to 80% or less.

     Most savings institutions, including Community, historically made one- to four-family residential mortgage loans on a 30-year fixed-rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans is generally substantially shorter.

     In order to reduce its exposure to changes in interest rates, the Company has de-emphasized the origination of 30-year fixed-rate one-to four-family residential mortgage loans for retention in its own portfolio. For the year ended March 31, 1997, 90.1% of all one-to-four-family residential loans (excluding residential construction loans) originated by the Company had adjustable interest rates. Although, due to competitive market pressures, the Company does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 1997, $9.7 million (excluding $1.5 million of residential construction loans) or 9.9%, of the Company's one- to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

    The Company's current one- to four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust primarily every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Although the Company's primary one- to four-family residential loan is the one year adjustable, the Company has begun to offer a residential loan which adjusts every three years generally in accordance with the rates on three year U.S. Treasury Bills. The Company's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in its market area, Community makes one and three-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 1997, one- to four-family ARM loans totaled $87.3 million, or 57.5%, of the Company's total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

     All one- to four-family real estate mortgage loans being originated by the Company contain a "due-on-sale" clause providing that the Company may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Company's policy to enforce these due-on-sale clauses concerning fixed-rated loan and to permit assumptions of ARMs, for a fee, by qualified borrowers.

     The Company requires, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect the Company's interest. The cost of this insurance coverage is paid by the borrower. The Company generally does not require escrows for taxes and insurance.

Commercial Real Estate and Construction Lending
-----------------------------------------------

     The Company has originated and, in the past has purchased, commercial real estate loans and loan participations. The Company also makes commercial real estate construction loans. The Company's commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. The Company has in recent years placed more emphasis on multi-family housing loans for its commercial real estate loan portfolio. At March 31, 1997, commercial real estate and construction loans aggregated $41.2 million or 27.1% of the Company's total loans receivable before net items. The Company's commercial real estate and construction loans are secured by properties located in the Company's market area.

     The Company's commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, the Company charges fees ranging from 1% to 2% on these loans. At March 31, 1997, the Company had $6.2 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by the Company are fully amortizing with maturities ranging from five to 30 years.

     At March 31, 1997, the Company had $3.7 million or 2.4% of its total loans receivable before net items invested in commercial construction loans compared to $4.0 million or 2.8% at March 31, 1996. At March 31, 1997, the Company had six commercial construction loans, the largest one having an outstanding balance of $900,000 at March 31, 1997. All of these construction loans are presently performing in accordance with their terms. The Company's commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. The Company's construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

     In its underwriting of commercial real estate and construction loans, the Company may lend, under federal regulations, up to 100% of the security property's appraised value, although the Company's loan to original appraised value ratio on such properties is generally 80% or less. The Company's commercial real estate and construction loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and the Company generally requires personal guarantees or endorsements of borrowers. The Company also carefully considers the location of the security property.

     At March 31, 1997, the Company had 10 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $17.8 million, all of which were current in interest and principal payments. The largest was a group of loans to a single borrower for $2.3 million secured primarily by multi-unit apartments, single family rental houses and a restaurant.

     The following table presents information as to Community's commercial real estate and construction lending portfolio as of March 31, 1997 by type of project.


                                               Number
                                                 of       Principal
                                                Loans      Balance
                                               ------    -----------
                                              (Dollars in Thousands)
Permanent financing:
  Multi-family residential
    building                                      52       $18,788
  Hotel and motel                                  4           384
  Commercial and industrial building              77        18,239
  Raw land                                         6            93
  Church                                           1             4
                                                 ---       -------
                                                 140        37,508
                                                 ---       -------
Acquisition and construction
  financing:
  Commercial and industrial building               6         3,675
                                                 ---       -------

   Total                                         146       $41,183
                                                 ===       =======


     Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sell out value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because the Company usually provides loans to a developer for the entire estimated cost and interest of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, the Company may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Consumer Lending
----------------

     Federal thrift institutions are permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally-chartered thrift institution's total assets.

     The Company offers various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans and credit card receivables. At March 31, 1997, the Company had $8.7 million or 5.7% of its total loans receivable before net items invested in consumer loans. With the exception of $541,000 of home equity loans at March 31, 1997, the Company's consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are unsecured personal loans. Such loans were generally made to customers with which the Company had pre-existing relationships in amounts generally under $75,000. Community originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

     The Company offers VISA credit card accounts. At March 31, 1997, 1,099 credit card accounts had been issued, with an aggregate outstanding balance of $361,402 and unused credit available of $2.8 million. The Company presently charges no annual membership fee and an annual rate of interest of 15.98%.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. The Company adds general provisions to its loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in the Company's consumer loan portfolio has generally been low ($400,000 at March 31, 1997), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending
---------------------------

     The Company also originates commercial business loans. At March 31, 1997, the Company had 3.6 million in commercial business loans outstanding, representing 2.4% of the Company's gross loan portfolio. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals.

     Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The Company's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 1997, the Company had $2.3 million of secured commercial business loans and $1.3 million of unsecured commercial business loans.

         The Company recognizes the generally increased credit risk associated with commercial business lending. The Company's commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis.

Loan Originations, Purchases and Sales
--------------------------------------

     Federal regulations authorize the Company to make real estate loans anywhere in the United States. However, at March 31, 1997, substantially all of the Company's real estate loans were secured by real estate located in the Company's market area.

     Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. Since fiscal 1985, the Company has not purchased any loans or loan participations.

     Generally, the Company originates fixed-rate residential mortgage loans for sale in the secondary market and retains adjustable-rate mortgage loans for the Company's portfolio. Prior to fiscal 1997 the Company retained the servicing for mortgage loans sold. During fiscal 1997 the Company began to sell loans with servicing released to be more competitive in that market.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. For the periods shown, the Company did not purchase any loans.



                                                Year Ended March 31,
                                          -------------------------------
                                            1997        1996        1995
                                          -------------------------------
                                                 (In Thousands)
Origination by Type:
-------------------
Adjustable Rate:
 Real estate - one- to four-family
                residential               $21,687     $16,132     $18,425
             - commercial                   5,974       1,449       1,957
             - home equity                    230         311         184
                                          -------     -------     -------
     Total adjustable rate                 27,891      17,892      20,566
                                          -------     -------     -------
Fixed Rate:
----------
 Real estate - one- to four-family
               residential                  3,280       4,636       3,383
             - commercial                   1,092       2,109       1,867
 Non-real estate - consumer(1)             10,857       8,163       4,089
                                          -------     -------     -------
     Total fixed rate                      15,229      14,908       9,339
                                          -------     -------     -------
Sales:
-----
Real estate loans                           1,418       1,085       1,008
                                          -------     -------     -------
Principal repayments                       23,836      19,750      15,112
                                          -------     -------     -------
     Total reductions                      25,254      20,835      16,120
                                          -------     -------     -------
Increase (decrease) in other
 items, net                               (10,699)     (4,741)     (2,238)
                                          -------     -------     -------
     Net increase (decrease)              $ 7,167     $ 7,224     $11,321
                                          =======     =======     =======

----------
     (1) Consumer loans include the amounts outstanding on credit card accounts opened by the Company and outstanding lines of credit on home equity loans. The total credit available was $4.1 million, $3.6 million and $3.5 million at March 31, 1997, 1996 and 1995, respectively, which would have increased fixed-rate consumer loans to $14.9 million, $12.2 million and $10.1 million at such dates, respectively.


Income From Lending Activities
------------------------------

     Community realizes interest and loan fee income from its lending activities. The Company receives loan fees on both commercial real estate and one-to four-family residential loans. The Company receives loan fees and charges related to existing loans, which include late charges. Interest on loans, loan fees and service charges together comprised 97.2% of the Company's total revenues for the year ended March 31, 1997. Income from loan fees and other fees is a volatile source of income, varying with the volume and type of loans and commitments made and with competitive and economic conditions.

     Loan fees and loan origination cost are deferred and amortized over the life of the loans to which they relate. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate, using a method which approximates level yield. The Company had deferred fees net of direct underwriting costs of $359,993 at March 31, 1997.

Delinquent and Problem Loans
----------------------------

     When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days the Company issues a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, the Company may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by the Company. In most cases, deficiencies are cured promptly.

     The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                         Residential          Commercial
                         Real Estate          Real Estate          Consumer
                      ------------------  ------------------  ------------------
                       Number    Amount    Number    Amount    Number    Amount
                      ------------------  ------------------  ------------------
                                        (Dollars in Thousands)

Loans Delinquent for:
--------------------
30-59 days                7       $355        1      $900         6       $ 52
60-89 days                1         60        0         0         6         32
90 days and over          2        103        0         0         7        400
                         --       ----       --      ----        --       ----
Total delinquent loans   10       $518        1      $900        19       $484
                         ==       ====       ==      ====        ==       ====

     Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1997, the Company had classified $249,000 of its assets as substandard, $195,000 as doubtful and none as loss. All assets of the Company that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern." In addition, the Company had $1,334,000 in special mention assets. See "- Non-Performing Assets."

Non-Performing Assets
---------------------

  The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. Accruing mortgage loans delinquent more than 90 days are loans that the Company considers to be well secured and in the process of collection. All consumer loans more than 120 days delinquent are charged against the consumer loan allowance for loan losses. For the years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).


                                                 March 31,
                               --------------------------------------------
                               1997      1996      1995      1994      1993
                               --------------------------------------------
                                          (Dollars in Thousands)

Non-accruing loans:
  Consumer                     $400      $---      $  3      $---      $---
  Real Estate                   103       ---       ---       ---       ---

Accruing Loans Delinquent
 More Than 90 Days:
  Residential                   ---        52       ---        15        24
  Commercial                    ---       ---       ---        23       689
  Consumer                      ---       541       ---        18       ---
Real estate acquired
 through foreclosure            173       148       350       380       500
                               ----      ----      ----      ----      ----
     Total                     $676      $741      $353      $436    $1,213
                               ====      ====      ====      ====    ======
     Total as a percentage
      of total assets           .40%      .46%      .23%      .32%      .98%
                               ====      ====      ====      ====    ======
Unallocated allowance for
  loan losses                  $783      $791      $728      $628    $  580
                               ====      ====      ====      ====    ======


     At March 31, 1997, the Company's non-performing assets were comprised of two single family residential properties which were more than ninety days past due, real estate acquired through foreclosure of a single family dwelling, two automobiles which were repossessed and various consumer loans which includes one loan relationship of approximately $388,000 for which an allowance of $195,000 has been established. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loans Of Concern
----------------------

     As of March 31, 1997, there were $1.3 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     The $1.3 million in other loans of concern referred to above is comprised of two loans. The first has a balance of $734,000 and is secured by a first mortgage on a combination condominium/office complex. The complex has a low occupancy rate but is current in payment. The second loan has a balance of $600,000 and is secured by a first deed of trust on land which was originally intended for the construction of a fast food restaurant but which is now for sale. The loan was made to individuals with substantial aggregate net worth and is current in payment. The Company is closely monitoring the status of these loans.

     Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate
---------------------------------------------

     The Company provides valuation reserves for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Company also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 1997, the Company increased its allowance for losses on loans by $39,000 due primarily to the increase in the allowance for one borrower of $50,000 to $195,000. At March 31, 1997, the Company had an allowance for loan losses of $1.0 million which is predominantly a general allowance of $783,700.

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                          Year Ended March 31,
                              ----------------------------------------------
                               1997      1996      1995      1994      1993
                              ----------------------------------------------
                                          (Dollars in Thousands)
Balance at beginning
  of period                   $1,000    $  763    $  661    $  613    $  477
                              ------    ------    ------    ------    ------
Provision charged to
 operations                      181       307       109        74       153
                              ------    ------    ------    ------    ------
Charge-offs:
-----------
  Residential real
   estate                         59       ---       ---       ---       ---
  Consumer                       110        71         7        28        19

Recoveries:
  Consumer                        27         1       ---         2         2
                              ------    ------    ------    ------    ------
Net charge-offs                  142        70         7        26        17
                              ------    ------    ------    ------    ------
Balance at end
 of period                    $1,039    $1,000    $  763    $  661    $  613
                              ======    ======    ======    ======    ======

Ratio of net charge-
 offs during the
 period to  average
 loans outstanding
 during the period               .01%      .01%      .01%      .01%      .01%
                                 ===       ===       ===       ===       ===



     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                   Commercial
                      Residential  Real Estate  Construction  Consumer    Total
                      ----------------------------------------------------------
                                         (Dollars in Thousands)
March 31, 1997
--------------
Amount of loan loss
 allowance            $   385      $   140      $   78       $   436    $  1,039
Loan amounts by        96,968       37,508       5,204        12,243     151,923
 category
Percent of loans in
 each category to
 total loans            63.83%       24.69%       3.42%         8.06%     100.0%

March 31, 1996
--------------
Amount of loan loss
 allowance            $   381      $   242      $   83       $   294    $  1,000
 Loan amounts by
 category              91,212       38,433       6,415         8,905     144,965
Percent of loans in
 each category to
 total loans             62.9%        26.5%        4.5%          6.1%     100.0%

March 31, 1995
--------------
Amount of loan loss
 allowance            $   216      $   374      $   72       $   101    $    763
Loan amounts by
 category              86,331       39,667       4,336         6,928     137,262
Percent of loans in
 each category to
 total loans             62.9%        28.9%        3.2%          5.0%     100.0%

March 31, 1994
--------------
Amount of loan loss
 allowance            $   193      $   408      $   23       $    79    $    703
Loan amounts by
 category              77,583       41,046       2,992         4,182     125,803
Percent of loans in
 each category to
 total loans             61.7%        32.6%        2.4%          3.3%     100.0%

March 31, 1993
--------------
Amount of loan loss
 allowance            $   180      $   364      $   36       $    75    $    655
Loan amounts by
 category              70,904       36,839       2,407         3,384     113,534
Percent of loans in
 each category to
 total loans             62.5%        32.4%        2.1%          3.0%     100.0%

Subsidiary Activities
---------------------

     The Bank has not established any service corporation subsidiaries as of March 31, 1997.

Investment Activities
---------------------

     Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     Federal thrift institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. Federal thrift institutions are also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are, however, various restrictions on the foregoing investments.

     As a member of the FHLB System, Community Bank must maintain minimum levels of investments that are liquid assets as specified by the OTS. See "Regulation -Liquidating." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. See "Regulation - Liquidity."

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.2%. See "Regulation Federal Home Loan Bank System."

     The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC common stock, are indicated in the following table.


                                       March 31, 1997
                      --------------------------------------------------
                        Within      1 to 5         Total Investment
                        1 Year       Years            Securities
                      ----------  ----------   -------------------------
                      Book Value  Book Value   Book Value   Market Value
                      ----------  ----------   ----------   ------------
                                  (Dollars in Thousands)

Federal agency
 obligations          $ 1,500     $  3,376     $  4,876     $  4,856
Floating-rate notes
 and commercial
 paper                   ---           321          321          321
                       ------      -------     --------      -------
Total investment
 securities           $ 1,500      $ 3,697      $ 5,197     $  5,177
                       ======      =======      =======     ========
Weighted average
 yield                   7.49%        6.30%        6.64%        6.67%
                         ====         ====         ====         ====




     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                    March 31,
                        ----------------------------------------------
                            1997            1996            1995
                        ----------------------------------------------
                         Book    % of    Book    % of    Book     % of
                         Value   Total   Value   Total   Value   Total
                         -----   -----   -----   -----   -----   -----
                                    (Dollars in Thousands)

Interest-bearing
 deposits with
 banks                   $1,015  100.0%   $1,147  100.0%  $2,166  100.0%
Federal funds sold                          ---    ---      ---    ---
                         ------  -----    ------   -----  ------  -----
     Total               $1,015  100.0%   $1,147  100.0%  $2,166  100.0%
                         ======  =====    ======   =====  ======  =====
Investment securities:
 U.S. government
  securities             $  ---   ---%   $  ---   --- %  $1,245    22.3%
 Federal agency
  obligations             4,876   55.2    5,749   62.7    2,498    44.6
 Floating-rate notes
  and commercial
  paper                     321    3.6      319    3.5      525     9.4
  FHLMC common
   stock                  2,243   25.4    1,754   19.1      525     1.4
                          -----  -----    -----   -----    -----  -----
     Subtotal             7,440   84.2    7,822   85.3    4,793    77.7

FHLB stock                1,400   15.8    1,350   14.7    1,250    22.3
                          -----  -----    -----   -----    -----  -----
     Total investment
      securities and
      FHLB stock         $8,840  100.0%  $9,172  100.0%  $6,043   100.0%
                         ======  =====   ======  =====   ======   =====
Average remaining life
  or term to repricing,
  excluding FHLMC common
  stock, FHLB stock and
  other marketable
  equity securities     2 years         2 years          1 year



     During fiscal 1997 the market rates paid on investment securities were relatively stable. During fiscal 1997 the Company invested primarily in federal agency securities with maturities of one to five years some of which are callable within three months to two years from date of purchase.

Sources of Funds
----------------

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

OPTION>                                             At March 31,
                                          ----------------------------
                                            1997      1996      1995
                                          --------  --------  --------
                                                  (In Thousands)
Passbook and statement accounts           $12,578   $ 12,179  $ 12,170
NOW and Super NOW accounts                 15,576     13,583    12,380
Money market accounts                       9,935     10,232    11,620
One- to five-year fixed-rate
 certificates                              73,817     66,649    62,019
Six-month money market certificates         4,059      6,403     6,295
Jumbo certificates                            614        435       500
91-day certificates                            16         21        30
                                          --------  --------  --------
     Total                               $116,595   $109,502  $105,014
                                          ========  ========  ========

     The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                               Year Ended March 31,
                                          ----------------------------
                                            1997      1996      1995
                                          --------- --------- --------
                                                  (In Thousands)

Passbook and statement accounts           $   399   $      9   $(1,805)
NOW and Super NOW accounts                  1,993      1,203       978
Money market accounts                        (297)    (1,388)   (7,331)
One-to five-year fixed-rate
 certificates                               7,168      4,630    12,886
Six-month money market certificates        (2,344)       108    (2,165)
Jumbo certificates                            179        (65)      230
91-day certificates                            (5)        (9)      (62)
                                          --------    -------   -------
     Total increase                       $ 7,093   $  4,488   $ 2,731
                                          ========    =======   =======


     The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.


                                       Year Ended March 31,
                      -------------------------------------------------------
                            1997               1996               1995
                      -----------------   ----------------  -----------------
                                Average            Average            Average
                      Average    Rate     Average   Rate    Average     Rate
                      Balance    Paid     Balance   Paid    Balance     Paid
                      -------   -------   -------  -------  -------   -------
                                      (Dollars in Thousands)

Deposit Category
----------------
Noninterest bearing
 demand deposits       $ 2,145    ---%    $  2,653     ---% $  1,754     ---%
Interest bearing
 demand deposits        21,412   3.03       20,486    3.05    28,877     3.08
Savings deposits        12,063   2.98       11,808    3.00    13,230     2.99
Time deposits           75,687   5.34       72,934    5.48    61,434     4.52
                      --------            --------           -------
Total deposits        $111,307   4.54%    $107,881    4.61% $105,295     3.84%
                      ========            ========           ========



     The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institution such as thrift institutions into direct investment vehicles such as government and corporate securities). In addition, the Company has become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of the Company to attract and maintain deposits, and its cost of funds, has been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth the deposit flows of the Company during the periods indicated.


                                            Year Ended March 31,
                                     ---------------------------------
                                       1997        1996        1995
                                     ---------    --------    --------
                                           (Dollars in Thousands)

Opening balance                     $109,502     $105,014    $102,283
Net deposits (withdrawals)             2,983         (248)       (856)
Interest credited                      4,110        4,736       3,587
                                    --------     --------    --------
Ending balance                      $116,595     $109,502    $105,014
                                    --------     --------    --------
Net increase                        $  7,411     $  4,488    $  2,731
                                    --------     --------    --------
Percent increase                        6.77%        4.27%       2.67%
                                        ====         ====        ====


  In prior years, the Company has had a savings deposit outflow before interest credited due to a pricing policy attributable to management's decision that additional savings deposits were not needed during those periods and borrowings were available at a lower overall cost to the Company. During the fiscal year ended March 31, 1997 the Company increased marketing efforts and was more competitive in regard to rates which contributed to the increase in deposits.
The Company experienced an increase in both demand and time deposits during fiscal March 31, 1997. To the extent that the Company may rely on sources of funds other than deposits, the Company's earnings may be adversely affected. The Company may use borrowings as an alternative source of funds. See "- Borrowings."

     The following table shows rate information for the Company's certificates of deposit as indicated.

                 2.00-      3.00-     5.00-      6.01-      7.01-     8.01-
                 3.00%      5.00%     6.00%      7.00%      8.00%     9.00%    Total
------------------------------------------------------------------------------------
                                      (Dollars in Thousands)

March 31, 1997   $ 68      $17,980   $52,466   $ 7,992   $   ---   $   ---   $78,506
March 31, 1996    159       15,948    40,512    16,572       317       ---    73,508
March 31, 1995    166       31,241    27,050     8,351     1,615       419    68,842


     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of March 31, 1997.

                                               Maturity
                           3 Months    Over     Over       Over
                              or      3 to 6   6 to 12      12
                             less     Months    Months    Months     Total
                           --------  --------  ---------  ------   ---------
                                          (Dollars in Thousands)
Certificates of deposit
 less than $100,000        $11,701  $16,655    $25,706   $17,850   $71,912

Certificates of deposit
 of $100,000 or more.          627    1,838      2,245     1,884     6,594
                           -------   ------    -------   -------   -------
    Total certificates
      of deposit           $12,328  $18,493    $27,951   $19,734   $78,506
                           =======   ======    =======   =======   =======

Borrowings
----------

     As a member of the FHLB of Atlanta, the Company is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 6 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this report for information regarding the maturities and rate structure of the Company's FHLB advances.

     The Company's borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by the Company for general corporate purposes. At March 31, 1997, the Company had no securities sold under agreements to repurchase.

     The Company generally utilizes borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

     The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.


                                       Year Ended March 31,
                           ---------------------------------------------
                                1997            1996           1995
                           --------------  -------------  --------------
                                          (In Thousands)

Maximum Balance:
FHLB                       $28,000         $27,000        $25,000

                           Amount    Rate  Amount   Rate  Amount   Rate
                           ------    ----  ------   ----  ------   ----
Average Balance:
FHLB advances              $26,542    5.6% $25,347   6.1%  $20,121  4.8%


     The following table sets forth information as to the Company's borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

                                              At March 31,
                                       -------------------------
                                        1997     1996      1995
                                       ------   ------    ------
                                        (Dollars in Thousands)

FHLB advances                          $26,000  $27,000  $25,000
                                       -------  -------  -------
     Total borrowings                  $26,000  $27,000  $25,000
                                       =======  =======  =======

Weighted average interest
 rate of FHLB advances                   6.85%    5.88%    6.31%


Competition
-----------

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

     The Company considers its primary market for savings to be Augusta County and for mortgage loans to be Augusta and Rockingham Counties. At March 31, 1997, there was one thrift institution and twelve commercial banks with offices in the Company's two-county primary market area. The Company estimates that its market share of savings deposits in Augusta County is approximately 10% and its share of mortgage loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia will expand the Bank's market area to the Hampton Roads area of Virginia in the fiscal year March 31, 1998.


Regulation
----------

     General. Community Bank is a federally chartered financial institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Community Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Community Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. Community Bank is a member of the Savings Association Insurance Fund ("SAIF") which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Community Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Community is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Company to provide for higher general or specific loan loss reserves. The last regular OTS examination of Community was in April, 1996 and the examiners did not require the Company to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Company's OTS assessment for the fiscal year ended March 31, 1997, was $51,197.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Community Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

     The Company's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus of the Bank (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, the Company's lending limit under this restriction was $3.0 million.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

     Insurance of Accounts and Regulation by the FDIC. Community Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Deposit insurance premiums are assessed based upon the institution's risk classification, which is a function of its capital level and supervisory rating. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below),the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits (as of March 31, 1995) insured by the FDIC, which resulted in an assessment of $670,765 being paid by the Bank in November 1996. This special assessment significantly increased noninterest expense and adversely affected Bank's and the Company's results of operations for the year ended March 31, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are a 6.48 basis points assessment on SAIF deposits and 1.3 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 8 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this report for information on the Bank's regulatory capital levels and applicable OTS requirements.

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

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as Community that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Community may pay dividends in accordance with this general authority.

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

     Liquidity. All savings associations, including Community, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Company includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in Part II, Item 6 of this report.

     Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1997, Community Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a

QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. At March 31, 1997, Community Bank met the test and has always met the test since its effectiveness. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October, 1996 and received a rating of "Satisfactory".

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Community Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal and State Taxation
--------------------------

     Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

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

     In August 1996, legislation was enacted that repeals the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At March 31, 1997, the Bank's post-1987 excess reserves amounted to approximately $1,248,000. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Bank's Excess for tax purposes totaled approximately $3.5 million.

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

     The federal income tax returns of the Company and its consolidated subsidiary for the last three years are open to possible audit by the Internal Revenue Service (the "IRS"). No returns are being audited by the IRS at the current time. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Community Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of Community Federal and its consolidated subsidiaries.

     Virginia Taxation. Community conducts its business in Virginia and consequently is subject to the Virginia corporate income tax. The Commonwealth of Virginia imposes a corporate income tax on a basis similar to federal income tax as adjusted by deducting the federal bad debt deduction but adding back a state bad debt deduction. The tax rate is 6% of Virginia taxable income.

Executive Officers
------------------

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

         Thomas W. Winfree. Mr. Winfree, age 52, is the Company's President and Chief Executive Officer. He was elected in October 1995. Prior to joining the Company, Mr. Winfree was President and Chief Executive Officer of Jefferson Savings and Loan in Warrenton, Virginia.

         R. Jerry Giles. Mr. Giles, age 48, is the Company's Chief Financial Officer. He was elected in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

         Shirley V. Lovegrove. Ms. Lovegrove, age 58, is the Company's Vice President, Operations and Savings, a position she has held since 1985. Ms. Lovegrove has been employed by the Company since 1974 and was previously an Assistant Vice President of the Company.

         Angel Negron, Jr.. Mr. Negron, age 50, is the Company's Vice President and Chief Lending Officer, a position he has held since February, 1996. Prior to his employment by the Company, Mr. Negron was a commercial loan officer with a commercial bank for 21 years.

         Paul K. Martin. Mr. Martin, age 33, is the Company's Vice President of Administration, a position he has held since March 31, 1997, and was Assistant Vice-President and Branch Manager of the Company and of the Bank from October 1991 to March, 1996.

         Sarah A. Ralston. Ms. Ralston, age 63, has been the Company's Secretary and Treasurer for the past 17 years. Ms. Ralston has been employed by the Company in various capacities since 1956.

         Patsy Clem. Ms. Clem, age 57, is the Company's Controller, a position she has held since July, 1986. Ms. Clem has been employed by the Company since 1983 in the Accounting Department.

         P. Douglas Richard. Mr. Richard, age 52, is the Company's Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

         Chris P. Kyriakides. Mr. Kyriakides, age 34, is the Company's Vice President and Regional Executive Vice President, a position he has held since January, 1997. Prior to joining the Company Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

Employees
---------

     At March 31, 1997, the Company had a total of 46 employees, including eight hourly employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item  2.  Description of Property
---------------------------------

     The following table sets forth information at March 31, 1997, with respect to the Company's offices, furniture and equipment.

                                       Owned
                                         or         Gross       Net Book
                                       Leased       Square      Value at
        Location           Opened    Expiration     Footage  March 31, 1997
----------------------------------------------------------------------------

38 North Central Avenue    1956        Owned         17,000      $2,136,000
Staunton, Virginia

Rte. 250 West              1989        Owned          5,300       1,006,000
Waynesboro, Virginia

Routes 340 and 608         1993        Owned          2,074         334,000
Stuart's Draft, Virginia

5300 Kemps River Drive(1)  1997         2002(2)       2,400          66,000
Virginia Beach, Virginia
------------------------
(1) Opened April 1997
(2) Contains one five-year option.


     The Company's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Company's computer equipment at March 31, 1997 was $66,790.

Item  3.  Legal Proceedings
---------------------------

     There are no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.


Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

                                     PART II

Item  5.  Market for Common Equity and Related Security Holder Matters
----------------------------------------------------------------------

     As of May 31, 1997, there were approximately 585 holders of record of Community Common Stock. Community's stock is quoted on the Nasdaq Stock Market under the symbol "CFFC." As of May 31, 1997, the bid and asked prices for the Company's Common Stock as reported on the Nasdaq Stock Market were $21.50 and $23.50, respectively.

     The following tables present the Corporation's high and low, bid and ask prices as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by the Corporation for the stated periods.


                        Bid               Ask
                 ----------------    ----------------
     1997         High      Low       High      Low      Dividend Declared
--------------   ------   ------    ------    ------    -----------------

June 1996        $19.13   $19.00    $21.00    $21.00          $.13
September 1996    20.50    19.00     22.50     21.00           .13
December 1996     20.50    20.50     22.50     22.50           .13
March 1997        22.50    20.50     23.50     22.50           .14


                        Bid               Ask
                 ----------------    ----------------
     1996         High      Low       High      Low      Dividend Declared
--------------    ------   ------    ------    ------    -----------------

June 1995        $13.50    $12.00    $16.00    $14.00         $.10
September 1995    15.13     13.50     18.00     16.00          .10
December 1995     15.00     14.00     18.00     18.00          .11
March 1996        21.00     15.00     20.00     18.00          .11

     Dividend payment decisions are made with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. The ability of the Corporation to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, and indirectly, by the Office of Thrift Supervision. In general, dividends paid by Virginia corporations may be paid only if, after giving effect to the distribution the corporation is still able to pay its debts as they become due in the usual course of business, or the corporation's total assets are greater than or equal to the sum of its total liabilities plus the amount that would be needed (if the corporation were to be dissolved at the time of the distribution) to satisfy the preferential rights, upon the dissolution, of stockholders whose preferential rights are superior to those receiving the distribution. Restrictions on dividend payments from the Bank to the Corporation (the Corporation's primary source of funds for the payment of dividends to its stockholders) are described in Note 8 of the Notes to Consolidated Financial Statements contained in this Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Introduction

         Community Financial Corporation ("Community" or the "Corporation") is a Virginia corporation. Certain of the information presented herein relates to Community Bank (the "Bank"), a wholly owned subsidiary of the Corporation.

         The Corporation and the Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

         The Corporation's net income is primarily dependent on the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings with short- and medium-term maturities, mature or reprice more rapidly, or on a different basis, than its interest-earning assets. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in lower net income or net losses during periods of rising interest rates, unless offset by other noninterest income. The Corporation's net income is also affected by, among other things, gains on sale of loans, mortgage-backed securities and investment securities, fee income, provision for loan and real estate losses, operating expenses and income taxes.

Asset/Liability Management

         Management of Community believes it is critical to manage the relationship between interest rates and the effect on the Corporation's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of the Corporation's assets and liabilities is done within the context of the marketplace, but also within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of financial institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Financial institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. The regulation, however, will not become effective until the OTS evaluates the process by which its financial institutions may appeal an interest rate deduction determination. Nevertheless, utilizing this measurement concept, at March 31, 1997, Community's interest rate risk was consistent with the amount treated as "normal" under the OTS regulations.

         Presented in the following table, as of March 31, 1997 and 1996, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Board policy limits and in accordance with OTS regulations, based on the assumptions described below. The Board limits have been established with consideration of the dollar impact of various rate changes and the Corporation's strong capital position. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to both the rate increase and slowing prepayments. When rates decline, the Corporation does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Corporation's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

                                   March 31, 1997           March 31, 1996
    Change in                   --------------------      -------------------
  Interest Rate   Board Limit   $ Change    % Change      $ Change   % Change
 (Basis Points)     % Change     in NPV      in NPV        in NPV     in NPV
 --------------     --------     ------      ------        ------     ------
                               (Dollars in Thousands)

    +300              -25%      $-4,294        -15%        $-2,324     -10%
    +200              -15        -2,301         -8          -1,025      -4
    +100              -10          -833         -3            -240      -1
     -0-              ---           ---        ---             ---     ---
    -100              -10           198         +1            -130      -1
    -200              -15            74          0            -155      -1
    -300              -25           280         +1             154      +1



         Management continually works to maintain a neutral position regarding interest rate risk. In the current interest rate environment, Community customers are interested in obtaining long term credit products and short term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of the Corporation's interest earning assets. As of March 31, 1997, approximately 82% of the Corporation's gross loan portfolio consisted of loans which reprice during the life of the loan. The Corporation emphasizes adjustable rate mortgage loans and has increased its portfolio of short term consumer loans. Longer term fixed-rate mortgage loans, 20 to 30 years, are generally sold in the secondary market. The Corporation is currently originating fixed-rate loans for immediate sale only.

         On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit. The Corporation has also used Federal Home Loan Bank advances to provide funding for loan originations and provide liquidity.

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

Average Balances, Interest Rates and Yields

         The following table sets forth certain information relating to categories of the Corporation's interest-earning assets and its interest-bearing liabilities for the periods indicated. All average balances are computed on monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                                                           Year Ended March 31,
                                            -------------------------------------------------------------------------------------
                                                      1997                          1996                         1995
                                            ---------------------------   --------------------------    -------------------------
                                            Average              Yield/   Average             Yield/    Average            Yield/
                                            Balance   Interest    Cost    Balance   Interest   Cost     Balance  Interest   Cost
                                            -------   --------    ----    -------   --------   ----     -------  --------   ----
                                                                          (Dollars in Thousands)
Interest-Earning Assets
-----------------------
Loans ..................................   $144,409    $12,189   8.44%    $138,127  $11,816   8.55%     $128,830  $ 9,711   7.54%
Investment securities and
other investments ......................     10,700        589   5.51        9,254      571   6.17         8,800      457   5.18
                                           --------    -------            --------  -------             --------  -------
  Total interest-earning assets ........    155,109     12,778   8.24      147,381   12,387   8.41       137,630   10,168   7.39
                                           --------    -------            --------  -------             --------  -------

Interest-Bearing Liabilities
----------------------------
Deposits ...............................    111,307      5,055   4.54      105,093    4,977   4.74       101,575    3,995   3.93
FHLB advances and other borrowings .....     26,321      1,481   5.63       25,349    1,538   6.07        22,250      968   4.35
                                           --------    -------            --------   ------              -------   ------
Total interest-bearing liabilities .....    137,628      6,536   4.75      130,442    6,515   4.99       123,825    4,963   4.01
                                           --------    -------            --------   ------              -------   ------

Net interest income/interest
 rate spread ...........................               $ 6,242   3.49               $ 5,872   3.42                $ 5,205   3.38
                                                       =======                      =======                       =======

Net interest-earning assets/net yield on
 interest-earning assets ...............   $ 17,481              3.57     $ 16,939            3.47       $13,805            3.77
                                           ========                       ========                       =======

Percentage of interest-earning assets
 to interest-bearing liabilities .......                       112.70%                      112.99%                       111.15%

         The following table sets forth the Corporation's interest rate spread at the dates indicated.


                                                           March 31,
                                                  ---------------------------
                                                   1997       1996      1995
                                                  ------     ------    ------
Yield On
--------
Loans .........................................    8.15%      8.32%     7.95%
Investment securities and
 other investments ............................    6.08%      5.60%     6.26%
  Total interest-earning assets ...............    8.03%      8.14%     7.87%


Cost Of
-------
Deposits ......................................    4.54%      4.62%     4.39%
FHLB of Atlanta advances and
 other borrowings .............................    6.85%      5.88%     6.31%
  Total interest-bearing liabilities ..........    4.96%      4.87%     4.77%

Interest rate spread ..........................    3.07%      3.27%     3.10%

Rate/Volume Analysis

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


                                                                                       Year Ended March 31,
                                                           -------------------------------------------------------------------------
                                                                          1997 v. 1996                         1996 v. 1995
                                                           -----------------------------------     ---------------------------------
                                                                Increase                                Increase
                                                               (Decrease)                              (Decrease)
                                                                 Due to               Total              Due to             Total
                                                           ------------------        Increase      ------------------      Increase
                                                           Volume        Rate       (Decrease)     Volume        Rate     (Decrease)
                                                           ------        ----       ----------     ------        ----     ----------
                                                                        (Dollars in Thousands)
Interest-Earning Assets
-----------------------
Loans ..............................................        $532        $(159)        $ 373         $737        $1,368        $2,105
Investments securities and other
 investments .......................................          83          (65)           18           25            90           115
                                                              --          ---            --           --            --           ---
  Total interest-earnings assets ...................       $ 615       $ (224)          391         $762        $1,458         2,220
                                                           =====       -------        -----         ====        ------         -----
Interest-Bearing Liabilities
----------------------------
Deposits ...........................................        $298         (220)           78         $141        $  841        $  982
FHLB advances and other borrowings .................          59         (116)          (57)         149           421           570
                                                              --         ----           ---          ---           ---           ---
   Total interest-bearing liabilities ..............        $357        $(336)           21         $290        $1,262         1,552
                                                           =====       =======        -----         ====        ======         -----

Net interest income ................................                                   $370                                    $ 668
                                                                                      =====                                    =====

Asset Quality

         Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources. The Corporation maintains strict underwriting guidelines, loan quality monitoring policies and systems that require detailed monthly and quarterly analyses of delinquencies and non-performing assets.

         At March 31, 1997, the Corporation's total non-performing assets were $676,000 or .40% of total assets compared to $741,000 or .46% at March 31, 1996. Non-performing assets at March 31, 1997 were comprised of two single family residential properties which were more than ninety-days past due, real estate acquired through foreclosure of a single family dwelling, two automobiles which were repossessed and various consumer loans which includes one loan relationship of approximately $388,000 for which an allowance of $195,000 has been established. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general no assurances can be given that the Corporation's level of non-performing assets may not increase in the future.

         The Corporation maintains an allowance for loan losses to provide for estimated potential losses in its loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications system. During fiscal 1997, the Corporation increased its allowance for losses on loans $39,000 to $1,039,000 due to the delinquency of a consumer loan described above, and the Corporation's increased loan volume, especially in commercial real estate, multi-family and consumer loans. See "Asset/Liability Management." Management believes that the loan loss reserve is adequate. The Corporation has had net charge-offs to its loan loss reserve of $142,000, $70,000, and $7,000, for the years ended March 31, 1997, 1996 and
1995, respectively. The increase in net charge-offs is related primarily to the Corporation's increased activity in consumer loan lending. While consumer loans provide a greater yield they generally have a higher rate of charge-offs than mortgage loans. Although management believes it uses the best information available, future adjustments to reserves may be necessary. See "Results of Operations Comparison of Years Ended March 31, 1997 and 1996 - Provision for Loan Losses."

Financial Condition

         The Corporation's total assets increased $7.9 million to $167.7 million at March 31, 1997 primarily as a result of loans receivable which increased $7.2 million. The increase in loans receivable was funded by an increase in deposits of $7.1 million. The increase in deposits can be attributed to both an increase in time deposits of $5.0 million and an increase in checking accounts of $2.1 million. Management believes the increase in time deposits is primarily attributable to a special time deposit promotion and the increase in checking accounts is related to an increased marketing effort. The increase in loans receivable was due to the origination of primarily variable-rate loans of residential real estate and more competitive pricing on consumer loans.

         The Corporation's principal use of funds is to originate loans. The principal source of funds for loan disbursements is loan principal repayments, net growth in deposits and borrowings. In fiscal 1997 net loans increased by $7.2 million. While borrowings for fiscal 1997 decreased by $1.0 million, the increase in the loan portfolio was funded through increased deposits of $7.1 million.

         Stockholders' equity increased $1.4 million to $23.3 million at March 31, 1997 compared to March 31, 1996. The increase was the result of $1.7 million of net income in fiscal 1997 and net unrealized gains of $311,000 on available for sale securities, partially offset by dividends paid to stockholders of $674,000.

Results of Operations

         The Corporation's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.


         Comparison of Years ended March 31, 1997 and 1996

         General. Net income for the year ended March 31, 1997 was $1,734,735 or $1.36 per share compared to $2,011,538 or $1.60 per share for the year ended March 31, 1996. Net income decreased due to a special one-time assessment by the FDIC of $670,765 which had a tax affected effect of approximately $416,000. Net income for the year ended March 31, 1997, excluding the special assessment, would have been approximately $2,150,000 or $1.69 per share.

         Interest Income. Total interest income increased to $12,777,987 for the year ended March 31, 1997 as compared to $12,387,722 for the year ended March 31, 1996. The increase in total interest income can be attributed to an increase in the dollar volume of interest-earning assets, primarily $7.2 million in mortgage and consumer loans which was offset by a decrease in the yield on interest earning assets. Average yields on total interest-earning assets decreased from 8.41% in fiscal 1996 to 8.24% for the current fiscal year due primarily to a more competitive and lower rate environment.

         Interest Expense. Total interest expense increased to $6,535,631 for the year ended March 31, 1997 from $6,515,234 for the year ended March 31, 1996. The increase in total interest expense is attributable to an increase in the average balances of interest-bearing liabilities, primarily $7.1 million in deposits, which was offset by a decrease in the cost of funds. The cost of funds for the current fiscal year decreased to 4.75% as compared to 4.99% for the year ended March 31, 1996 due a lower interest rate environment and maintaining shorter maturities on borrowings.

         Provision for Loan Losses. The provision decreased to $180,561 for the fiscal ended March 31, 1997 from $307,361 for the fiscal year ended March 31, 1996. The Corporation monitors its loan loss reserve on a quarterly basis and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of March 31, 1997, the total allowance for loan losses amounted to $1,039,013 of which $783,700 was not specifically allocated to identified problem loans. At March 31, 1997, the Corporation's total allowance as a percentage of total loans receivable was .69% and as a percentage of total non-performing loans was 154%. See "Asset Quality."

         Noninterest Income. Noninterest income increased to $518,742 in fiscal 1997 as compared to $455,706 for the year ended March 31, 1996, primarily due to an increase in the number of checking accounts and the related charges. The Corporation increased marketing in regard to a package of checking account products which was initiated in fiscal 1993 and increased its checking account base by approximately 1,000 accounts during the year ended March 31, 1997.

         Noninterest Expense. Total noninterest expense increased to $3,805,739 during the year ended March 31, 1997 from $2,808,924 for the year March 31, 1996 due primarily to the special one-time assessment by the FDIC. The increase in noninterest expenses other than the special one-time assessment relates to preparation for the opening of a branch in Virginia Beach , Virginia in April, 1997 and the general growth of the Corporation.

         Taxes. Total taxes decreased to $1,040,064 during the year ended March 31, 1997 from $1,200,371 during fiscal 1996. The effective tax rate for the year ended March 31, 1997 was 37.5% as compared to 37.4% for the year ended March 31, 1996. The decrease in taxes is attributable to a decrease in income before income taxes.

         Comparison of Years Ended March 31, 1996 and 1995

         General. Net income for the year ended March 31, 1996 was $2,011,538 or $1.60 per share compared to $1,771,481 or $1.44 per share for the year March 31, 1995. Net income increased primarily due to the increase in net interest income of $667,703 during the year ended March 31, 1996.

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

         Interest Expense. Total interest expense increased to $6,515,234 for the year ended March 31, 1996 from $4,962,830 for the year ended March 31, 1995. While average balances for both deposits and borrowings increased during the fiscal year, the increase in interest expense is attributable primarily to an increase in the cost of funds from 4.01% for the year ended March 31, 1995 to 4.99% for the current fiscal year. The increase in the average cost of funds was attributable to improving economic conditions locally and nationally for most of fiscal 1996.

         Provision for Loan Losses. The provision increased to $307,361 for the fiscal ended March 31, 1996 from $108,946 for the fiscal year ended March 31, 1995. The increase in the provision was attributable primarily to one loan relationship for which an $145,000 allowance was established. As of March 31, 1996, the total allowance for loan losses amounted to $1,000,278 of which $791,378 was not specifically allocated to identified problem loans. See "Asset Quality."


         Noninterest Income. Noninterest income increased to $455,706 in fiscal 1996 as compared to $398,815 for the year ended March 31, 1995, primarily due to an increase in the number of checking accounts and the related charges. The Corporation continued offering a package of checking account products which was initiated in fiscal 1993 and increased its checking account base by approximately 800 accounts during the year ended March 31, 1996.

         Noninterest Expense. Total noninterest expense increased to $2,808,924 during the year ended March 31, 1996 from $2,639,385 for the year March 31, 1995. The increase in noninterest expenses is generally in proportion to the asset growth of the Corporation.

         Taxes. Total taxes increased to $1,200,371 during the year ended March 31, 1996 from $1,083,788 during fiscal 1995. The effective tax rate for the year ended March 31, 1996 was 37.4% as compared to 38.0% for the year ended March 31, 1995. The increase in taxes is attributable to an increase in income before income taxes.

Liquidity and Capital Resources

         The Corporation's principal sources of funds are customer deposits, advances from the FHLB of Atlanta, amortization and prepayment of loans, proceeds from the sale of loans and funds provided from operations. Management of the Corporation maintains investments in liquid assets based upon its assessment of (i) the Corporation's need for funds, (ii) expected deposit flows,
(iii) the yields available on short-term liquid assets, (iv) the liquidity of the Corporation's loan portfolio and (v) the objectives of the Corporation's asset/liability management program.

         Liquidity represents the ability of the Corporation to meet its on-going funding requirements for contractual obligations, the credit needs of customers, withdrawal of customers' deposits and operating expenses. Savings associations are required to maintain minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1997, the Bank's liquid asset ratio was 7.2%.

         The Corporation's dominant source of funds during the year ended March 31, 1997 was from deposits which increased by $7.1 million due primarily to an increase in time deposits of $5.0 million and a $2.2 million increase in demand deposits. FHLB advances decreased for the year ended March 31, 1997 by $1.0 million. Management believes this shift in deposit categories is attributable primarily to a time deposit promotion during the fiscal year which permitted the customer to adjust the rate on the certificate during the term of the certificate and the increase in demand deposits was due to increased marketing of the Corporation's free checking account.

         The Corporation's cash increased $1.2 million from $3.7 million at March 31, 1996 to $4.9 million at March 31, 1997. The increase in cash was related to the increase in deposits and a decrease in securities held to maturity of $900,000.

         At March 31, 1997, the Corporation had commitments to purchase or originate $1.6 million of loans. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $58.8 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Corporation. Management further believes that loan repayments and other sources of funds will be adequate to meet the Corporation's foreseeable short- and long-term liquidity needs.

         At March 31, 1997, the Bank had tangible and core capital of 11.9% of adjusted total assets, which were in excess of their respective requirements of 1.5% and 3.0%. The Bank also had risk-based capital of 18.5% of risk weighted assets, which also exceeded its requirement of 8.0%. See Note 8 of the Notes to Consolidated Financial Statements.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same magnitude as the price of goods and services. In the current interest-rate environment, equity, maturity structure and quality of the Corporation's assets and liabilities are critical to the maintenance of acceptable performance levels.


Accounting Pronouncements

         For a discussion of certain accounting pronouncements implemented by the Corporation during fiscal 1997 and new pronouncements which will be implemented in the future, see Summary of Accounting Policies to Consolidated Financial Statements.

Report of Independent Certified Public Accountants


To the Board of Directors of
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and subsidiary at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, L.L.P.

April 24, 1997

Richmond, Virginia

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------

March 31,                                                             1997           1996
---------                                                             ----           ----
   Assets

Cash (including interest bearing deposits of
  approximately ($1,015,000 and $1,147,000)                       $  4,922,213   $  3,673,085
Securities (Note 1)
  Held to maturity                                                   5,197,437      6,067,778
  Available for sale                                                 2,243,220      1,754,445
Investment in Federal Home Loan Bank stock, at cost (Note 6)         1,400,000      1,350,000
Loans receivable, net (Notes 2 and 6)                              148,905,485    141,738,895
Real estate owned, net                                                 173,245        123,322
Property and equipment, net (Note 3)                                 3,542,108      3,692,043
Accrued interest receivable                                            989,438      1,020,417
Prepaid expenses and other assets                                      334,036        372,636
                                                                  ------------   ------------
                                                                  $167,707,182   $159,792,621
                                                                  ============   ============

   Liabilities and Stockholders' Equity

Liabilities
  Deposits (Note 4)                                               $116,594,885   $109,501,461
  Advances from Federal Home Loan Bank (Note 6)                     26,000,000     27,000,000
  Advance payments by borrowers for taxes and insurance                135,561        142,737
  Other liabilities (Notes 7 and 9)                                  1,639,740      1,248,443
                                                                  ------------   ------------
Total liabilities                                                  144,370,186    137,892,641
                                                                  ------------   ------------
Commitments and Contingencies (Notes 9, 10 and 11)
--------------------------------------------------

Stockholders' Equity (Notes 8 and 10)
  Preferred stock, $.01 par value, authorized
    3,000,000 shares, none outstanding                                      --             --
  Common stock, $.01 par value, 10,000,000 authorized
    shares, 1,275,348 and 1,269,698 shares outstanding                  12,753         12,697
  Additional paid-in capital                                         4,716,677      4,651,634
  Retained earnings                                                 17,266,745     16,206,237
  Net unrealized gain on securities available for sale (Note 1)      1,340,821      1,029,412
                                                                  ------------   ------------
Total stockholders' equity                                          23,336,996     21,899,980
                                                                  ------------   ------------
                                                                  $167,707,182   $159,792,621
                                                                  ============   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                               Consolidated Statements of Income
--------------------------------------------------------------------------------


Year Ended March 31,                        1997          1996          1995
--------------------                        ----          ----          ----

Interest income
  Loans                                  $12,188,714   $11,816,368   $ 9,711,238
  Investment securities                      471,864       447,619       238,272
  Other investments                          117,409       123,735       218,105
                                         -----------   -----------   -----------
Total interest income                     12,777,987    12,387,722    10,167,615
                                         -----------   -----------   -----------
Interest expense
  Deposits (Note 4)                        5,054,884     4,977,188     3,994,663
  Borrowed money                           1,480,747     1,538,046       968,167
                                         -----------   -----------   -----------
Total interest expense                     6,535,631     6,515,234     4,962,830
                                         -----------   -----------   -----------
Net interest income                        6,242,356     5,872,488     5,204,785

Provision for loan losses (Note 2)           180,561       307,361       108,946
                                         -----------   -----------   -----------
Net interest income after provision for
  loan losses                              6,061,795     5,565,127     5,095,839
                                         -----------   -----------   -----------
Noninterest income
  Service charges, fees and commissions      509,748       430,945       364,738
  Other                                        8,994        24,761        34,077
                                         -----------   -----------   -----------
Total noninterest income                     518,742       455,706       398,815
                                         -----------   -----------   -----------
Noninterest expense
  Compensation and employee benefits
    (Notes 9 and 10)                       1,333,550     1,183,016     1,110,412
  Occupancy                                  399,290       372,560       352,472
  Data processing (Note 11)                  349,150       308,814       273,057
  BIF/SAIF premium disparity
    assessment (Note 8)                      670,765            --            --

  Insurance                                  189,143       242,076       237,037
  Other                                      863,841       702,458       666,407
                                         -----------   -----------   -----------
Total noninterest expense                  3,805,739     2,808,924     2,639,385
                                         -----------   -----------   -----------
Income before income taxes                 2,774,798     3,211,909     2,855,269
                                         -----------   -----------   -----------
Income taxes (Note 7)
  Current                                    971,179     1,139,733       968,721
  Deferred                                    68,885        60,638       115,067
                                         -----------   -----------   -----------
Total income taxes                         1,040,064     1,200,371     1,083,788
                                         -----------   -----------   -----------
Net income                               $ 1,734,734   $ 2,011,538   $ 1,771,481
                                         ===========   ===========   ===========
Earnings per share                       $      1.36   $      1.60   $      1.44
                                         ===========   ===========   ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                 Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------


                                                                       Net Unrealized
                                                                          Gain on
                                            Additional                   Securities       Total
                                   Common     Paid-in      Retained      Available    Stockholders'
                                    Stock     Capital      Earnings       For Sale       Equity
                                   ------   ----------   ------------    ----------   ------------
Balance, March 31, 1994           $ 6,041   $4,406,478   $ 13,395,086    $       --   $ 17,807,605

Net income                             --           --      1,771,481            --      1,771,481
Cash dividends, $.35 per share         --           --       (436,612)           --       (436,612)
Stock dividend                      6,156           --         (6,156)           --             --
Exercise of stock options
  (Note 10)                           222      134,154             --            --        134,376
Net unrealized gain on
  securities available for sale
  (Note 1)                             --           --             --       275,584        275,584
                                  -------   ----------   ------------    ----------   ------------
Balance, March 31, 1995            12,419    4,540,632     14,723,799       275,584     19,552,434

Net income                             --           --      2,011,538            --      2,011,538
Cash dividends, $.43 per share         --           --       (529,100)           --       (529,100)
Exercise of stock options
  (Note 10)                           278      111,002             --            --        111,280
Net unrealized gain on
  securities available for sale
  (Note 1)                             --           --             --       753,828        753,828
                                  -------   ----------   ------------    ----------   ------------
Balance, March 31, 1996            12,697    4,651,634     16,206,237     1,029,412     21,899,980

Net income                             --           --      1,734,734            --      1,734,734
Cash dividends, $.53 per share         --           --       (674,226)           --       (674,226)
Exercise of stock options
  (Note 10)                            56       65,043             --            --         65,099
Net unrealized gain on
  securities available for sale
  (Note 1)                             --           --             --       311,409        311,409
                                  -------   ----------   ------------    ----------   ------------
Balance, March 31, 1997           $12,753   $4,716,677   $ 17,266,745    $1,340,821   $ 23,336,996
                                  =======   ==========   ============    ==========   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Year Ended March 31,                                 1997            1996            1995
--------------------                                 ----            ----            ----
Operating activities
  Net income                                     $  1,734,734    $  2,011,538    $  1,771,481
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for loan losses                       180,561         307,361         108,946
      Provision for real estate losses                     --          25,000          30,000
      Depreciation                                    216,462         212,750         207,452
      Amortization of premium and accretion
        of discount on securities, net                 (3,683)           (351)        (13,903)
      Decrease in net deferred loan
        origination fees                              (33,289)       (110,561)       (118,420)
      Loans originated for resale                  (1,587,470)     (1,422,000)     (1,008,000)
      Proceeds from loan sales                      1,568,470       1,299,000       1,008,000
      Increase in deferred income taxes                66,316          62,327         115,067
      Loss on sale of real estate                       4,274              --              --
      Increase (decrease) in other assets              69,579        (298,374)        (98,465)
      Increase (decrease) in other liabilities        317,805         (13,929)         74,957
                                                 ------------    ------------    ------------
Net cash provided by operating activities           2,533,759       2,072,761       2,077,115
                                                 ------------    ------------    ------------
Investing activities
  Proceeds from maturities of held to maturity
    securities                                      2,071,892       2,979,871       3,432,760
  Purchase of held to maturity securities          (1,375,234)     (4,791,147)     (6,204,980)
  Net increase in loans                            (7,494,061)     (7,068,723)    (11,320,566)
  Purchases of property and equipment                 (66,527)        (72,735)       (463,564)
  Proceeds from sale of real estate owned             145,002              --              --
  Redemption of FHLB stock                            150,000              --         180,000
  Purchase of FHLB stock                             (200,000)       (100,000)       (435,000)
                                                 ------------    ------------    ------------
Net cash absorbed by investing activities          (6,768,928)     (9,052,734)    (14,811,350)
                                                 ============    ============    ============

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows
                                                                     (continued)
--------------------------------------------------------------------------------

Year Ended March 31,                                 1997            1996            1995
--------------------                                 ----            ----            ----
Financing activities
  Net increase in certificates of
    deposit                                      $  4,998,000    $  4,665,694    $ 10,887,840
  Net increase (decrease) in savings and
    checking deposits                               2,095,424        (177,799)     (8,156,816)
  Proceeds from issuance of common stock               65,099         111,280         134,376
  Dividends paid                                     (674,226)       (529,100)       (436,612)
  Proceeds from advances                           33,000,000      78,000,000      69,500,000
  Repayments of advances                          (34,000,000)    (76,000,000)    (64,000,000)
                                                 ------------    ------------    ------------
Net cash provided by financing activities           5,484,297       6,070,075       7,928,788
                                                 ------------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents                                       1,249,128        (909,898)     (4,805,447)

Cash and cash equivalents - beginning of year       3,673,085       4,582,983       9,388,430
                                                 ------------    ------------    ------------
Cash and cash equivalents - end of year          $  4,922,213    $  3,673,085    $  4,582,983
                                                 ============    ============    ============
Supplemental Disclosures of Cash
  Flow Information

Cash payments of interest expense                $  6,553,835    $  6,482,210    $  4,917,080
                                                 ------------    ------------    ------------
Cash payments of income taxes                    $    852,296    $  1,151,092    $    892,829
                                                 ============    ============    ============
Supplemental Schedule of Non-Cash
  Investing and Financing Activities
------------------------------------
Transfers from loans to real estate
  acquired through foreclosure                   $    131,718    $    298,334    $         --
                                                 ============    ============    ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Community Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business and Regulatory Environment

The Bank is a federally chartered thrift and the primary asset of the Corporation. The Corporation provides a full range of banking services to individual and corporate customers through its wholly-owned subsidiary.

The Office of Thrift Supervision ("OTS"), is the primary regulator for federally chartered savings associations, as well as savings and loan holding companies.

The  Bank's  deposits  are  insured  up to  applicable  limits  by  the  Savings
Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the SAIF.

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

Investments in debt and equity securities classified as available-for-sale are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effect, until realized.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)
--------------------------------------------------------------------------------

Securities (continued)

Investments in debt and equity securities classified as trading are stated at market value. Unrealized holding gains and losses for trading securities are included in the statement of income.

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

The Corporation places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated, to accrual status.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)
--------------------------------------------------------------------------------

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

Effective April 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" (as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures"). The effect of adopting these new accounting standards were immaterial to the operating results of the Corporation.

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

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)
--------------------------------------------------------------------------------

Sale of Loans and Participation in Loans

The Corporation is able to generate funds by selling loans and participations in loans to the Federal Home Loan Mortgage Corporation and other investors. Under participation service agreements, the Corporation continues to service the loans and the participant is paid its share of principal and interest collections.

Effective April 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65". The implementation of the pronouncement did not have a material effect on the consolidated financial statements. SFAS 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those servicing rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

For tax years beginning prior to January 1, 1996, savings banks that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed, within limitations, to deduct from taxable income an allowance for bad debts using the "percentage of taxable income" method. The cumulative bad debt reserve, upon which no taxes have been paid, was approximately $1,056,000 at March 31, 1997.

Section 1616 of the Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method of computing bad debt reserves, and required the recapture into taxable income of "excess

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)
--------------------------------------------------------------------------------

Income Taxes (continued)

reserves", on a ratable basis over the next six years. Excess reserves are defined in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Corporation meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Corporation during the year is not less than the Corporation's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

As a result of the Act, the Corporation must recapture into taxable income approximately $1,267,000 ratably over the next six years, beginning with the year ending March 31, 1997. If the residential loan requirement exception is met, as discussed above, the income will be includable over the third through eighth years following the year ended March 31, 1997.

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but encourages the adoption of a new accounting method based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 was adopted by the Corporation prospectively beginning April 1, 1996. Disclosures required by SFAS 123 are presented in Note 10.

Effective January 1, 1997 the Corporation adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The application of this pronouncement did not have a material effect on the financial statements of the Corporation.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                  Summary of Accounting Policies
                                                                     (continued)
--------------------------------------------------------------------------------

New Accounting Pronouncements (continued)

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. The weighted average number of shares of common stock outstanding for the years ended March 31, 1997, 1996 and 1995 were 1,272,085, 1,258,068 and
1,227,690, respectively.

Statement of Cash Flows

For purposes of this presentation, cash equivalents include federal funds sold.

Other

Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the March 31, 1997 presentation.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Securities (continued)

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 1997
--------------
                                                      Gross          Gross        Estimated
                                   Amortized       Unrealized     Unrealized        Market
                                      Cost            Gains         Losses          Value
                                   ---------       ----------     ----------      ---------
Held to Maturity

  United States government
    and agency obligations        $4,876,286      $   14,235      $   34,287      $4,856,234

  Corporate obligations              296,128              --             628         295,500

  Other                               25,023             460              --          25,483
                                  ----------      ----------      ----------      ----------
                                   5,197,437          14,695          34,915       5,177,217
Available for Sale

  Federal Home Loan Mortgage
    Corporation stock                 80,605       2,162,615              --       2,243,220
                                  ----------      ----------      ----------      ----------
                                  $5,278,042      $2,177,310      $   34,915      $7,420,437
                                  ==========      ==========      ==========      ==========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

1.    Securities (continued)

A summary of the amortized cost and estimated market values of investment securities is as follows:

March 31, 1996
--------------
                                                       Gross           Gross      Estimated
                                  Amortized         Unrealized       Unrealized     Market
                                    Cost               Gains           Losses       Value
                                  ---------         ----------       ----------   ---------
Held to Maturity

  United States government
    and agency obligations        $5,749,143      $   43,821         $21,194      $5,771,770

  Corporate obligations              293,612              13              --         293,625

  Other                               25,023             360              --          25,383
                                  ----------      ----------         -------      ----------
                                   6,067,778          44,194          21,194       6,090,778

Available for Sale

  Federal Home Loan Mortgage
    Corporation stock                 80,605       1,673,840              --       1,754,445
                                  ----------      ----------         -------      ----------
                                  $6,148,383      $1,718,034         $21,194      $7,845,223
                                  ==========      ==========         =======      ==========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------


1.    Securities (continued)

The amortized cost and estimated market value of securities at March 31, 1997, by contractual maturity, are shown below:


March 31, 1997
--------------
                                                                    Estimated
                                              Amortized               Market
                                                Cost                   Value
                                              ---------             ---------
Held to Maturity

  Due in one year or less                    $1,500,258            $1,514,493
  Due in one through five years               3,672,156             3,637,241
  Other                                          25,023                25,483
                                             ----------            ----------
                                              5,197,437             5,177,217
                                             ----------            ----------
Available for Sale
  Federal Home Loan Mortgage
    Corporation stock                            80,605             2,243,220
                                             ----------            ----------
                                             $5,278,042            $7,420,437
                                             ==========            ==========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

2.    Loans Receivable

Loans receivable are summarized as follows:

March 31,                                           1997             1996
---------                                           ----             ----
Real estate loans
  First mortgage conventional
      One to four family                        $ 96,968,331     $ 91,031,523
      Multi-family                                18,787,851       20,453,598
      Commercial                                  18,720,436       18,160,142
      Short-term construction                      5,204,235        6,415,254
                                                ------------     ------------
Total real estate loans                          139,680,853      136,060,517

Less
  Loans in process                                 1,619,476        1,830,271
  Deferred loan fees, net                            372,460          411,371
  Allowance for loan losses                          602,910          706,755
                                                ------------     ------------
Net real estate loans                            137,086,007      133,112,120
                                                ------------     ------------
Consumer loans
  Deposit account                                    338,976          234,093
  Unsecured personal                               4,417,470        3,615,716
  Automobile                                       1,645,893        1,469,633
  Home equity                                      1,630,347          379,605
  Other                                            4,210,428        3,206,164
                                                ------------     ------------
Total consumer loans                              12,243,114        8,905,211

Less
  Deferred loan fees (origination costs), net        (12,467)         (15,087)
  Allowance for loan losses                          436,103          293,523
                                                ------------     ------------
Net consumer loans                                11,819,478        8,626,775
                                                ------------     ------------
                                                $148,905,485     $141,738,895
                                                ============     ============

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

2.    Loans Receivable (continued)

Loans serviced for others amounted to approximately $10,513,000, $11,264,000 and $11,782,000 at March 31, 1997, 1996 and 1995, respectively. The loans were not included in the accompanying consolidated statements of financial condition.

The weighted average interest rate on loans receivable was approximately 8.15% and 8.32% at March 31, 1997 and 1996, respectively.

A summary of the allowance for loan losses is as follows:

Year Ended March 31,                        1997           1996          1995
--------------------                        ----           ----          ----

Balance at beginning of year             $1,000,278     $  762,621     $660,652

Provision charged to expense                180,561        307,361      108,946

Losses charged to the allowance,
  net of recoveries                        (141,826)       (69,704)      (6,977)
                                         ----------     ----------     --------
Balance at end of year                   $1,039,013     $1,000,278     $762,621
                                         ==========     ==========     ========

Of the total allowance for loan losses at March 31, 1997 and 1996, approximately $783,700 and $791,300, respectively, is not specifically allocated to identified problem loans.

The following information relates to the Corporation's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans:

As of and for the year ended March 31,                       1997         1996
--------------------------------------                       ----         ----

Impaired loans with a specific allowance                   $416,882     $425,030
Impaired loans with no specific allowance                        --           --
                                                           --------     --------

Total impaired loans                                       $416,882     $425,030
                                                           ========     ========

Total allowance related to impaired loans                  $195,270     $145,270
Average balance of impaired loans for the year             $420,956     $425,030
Interest income on impaired loans for the year
  recorded on a cash basis                                 $  4,004     $     --
                                                           ========     ========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

3.    Property and Equipment

Property and equipment are summarized as follows:

March 31,                                              1997              1996
---------                                              ----              ----

Buildings                                           $3,201,387        $3,174,401
Land and improvements                                  876,276           873,244
Furniture and equipment                                757,018           745,391
                                                    ----------        ----------
                                                     4,834,681         4,793,036

Less accumulated depreciation                        1,292,573         1,100,993
                                                    ----------        ----------
                                                    $3,542,108        $3,692,043
                                                    ==========        ==========

4.    Deposits

March 31,                                            1997               1996
---------                                            ----               ----

Demand deposits
  Savings accounts                              $ 12,577,540        $ 12,178,293
  NOW accounts                                    15,576,036          13,371,037
  Money market deposit
    accounts                                       9,935,309          10,444,131
                                                ------------        ------------
Total demand deposits                             38,088,885          35,993,461

Time deposits                                     78,506,000          73,508,000
                                                ------------        ------------
                                                $116,594,885        $109,501,461
                                                ============        ============

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------


4.   Deposits (continued)

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $6,594,000 and $5,285,000 at March 31, 1997 and 1996,
respectively.

Time deposits mature as follows:

March 31,                                           1997                1996
---------                                           ----                ----

Within one year                                 $58,772,000          $47,197,000
One to two years                                 10,715,000           15,478,000
More than two years                               9,019,000           10,833,000
                                                -----------          -----------
                                                $78,506,000          $73,508,000
                                                ===========          ===========

Interest expense on deposits is summarized as follows:

Year Ended March 31,                           1997        1996          1995
--------------------                           ----        ----          ----

Time deposits                               $4,045,717   $3,999,200   $2,755,991
Money market deposit and NOW accounts          649,194      624,182      842,809
Savings                                        359,973      353,806      395,863
                                            ----------   ----------   ----------
                                            $5,054,884   $4,977,188   $3,994,663
                                            ==========   ==========   ==========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

5.     Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:



March 31,                                        1997                         1996
---------                           ---------------------------   ----------------------------

                                      Carrying          Fair        Carrying          Fair
                                       Amount           Value        Amount           Value
                                    ------------  -------------   -------------  -------------
Financial assets
  Cash and short-term investments   $  4,922,213   $  4,922,000    $  3,673,085   $  3,673,000
  Securities                           7,440,657      7,420,000       7,822,223      7,845,000
  Loans, net of allowance for
   loan losses                       148,905,485    148,253,000     141,738,895    141,443,000

Financial liabilities
  Deposits                          $116,594,885   $116,795,000    $109,501,461   $109,467,000
  Advances from Federal Home
   Loan Bank                          26,000,000     26,000,000      27,000,000     27,000,000


                                       Notional         Fair         Notional         Fair
                                        Amount          Value         Amount          Value
                                    ------------  -------------   -------------  -------------

Unrecognized financial instruments
  Commitments to extend credit      $ 11,179,000   $ 11,179,000    $  9,294,000   $  9,294,000


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

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                Notes to Consolidated Statements
                                                                     (continued)
--------------------------------------------------------------------------------

5.   Fair Market Value of Financial Instruments (continued)

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

Commitments to extend credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the borrowers. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Because of the competitive nature of the marketplace, loan fees vary greatly with no fees charged in many cases. Therefore, management has concluded no value should be assigned.

6.  Advances From Federal Home Loan Bank

The advances to the Corporation at March 31, 1997 and 1996 mature within twelve months. The weighted average interest rate on advances was 6.85% and 5.88% at March 31, 1997 and 1996, respectively. These advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans under a Blanket Floating Lien Agreement.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

6.   Advances From Federal Home Loan Bank (continued)

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended March 31,               1997          1996           1995
--------------------               ----          ----           ----

Maximum amount outstanding
 during the year               $28,000,000    $27,000,000    $25,000,000
                               ===========    ===========    ===========
Average amount outstanding
 during the year               $26,541,667    $25,346,995    $20,120,548
                               ===========    ===========    ===========
Average interest rate during
 the year                             5.58%          6.07%          4.81%
                               ===========    ===========    ===========


7.    Income Taxes

Deferred tax assets (liabilities), included in "Other liabilities" in the consolidated balance sheets are as follows:

March 31,                                             1997               1996
---------                                             ----               ----

Deferred tax assets
  Deferred loan fees                              $     6,522         $  27,674
  Other                                                 7,364            10,158
                                                  -----------         ---------
                                                       13,886            37,832
                                                  -----------         ---------
Deferred tax liabilities
  Depreciable assets                                 (143,335)         (136,997)
  FHLMC stock                                        (821,794)         (644,428)
  FHLB stock                                          (90,852)          (90,852)
  Allowance for losses                                 (6,351)          (40,679)
  Other                                               (93,965)          (23,605)
                                                  -----------         ---------
                                                   (1,156,297)         (936,561)
                                                  -----------         ---------
Net deferred tax liability                        $(1,142,411)        $(898,729)
                                                  ===========         =========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

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

The following table presents the Bank's regulatory capital levels at March 31, 1997, relative to the OTS requirements applicable at that date:

                       Amount      Percent     Actual     Actual       Excess
                      Required    Required     Amount     Percent      Amount
                      --------    --------     ------     -------      ------

Tangible Capital     $2,498,000    1.50%   $19,779,000     11.88%    $17,281,000
Core Capital          4,996,000    3.00     19,779,000     11.88      14,783,000
Risk-based Capital    8,908,000    8.00     20,562,000     18.46      11,654,000

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below certain requirements imposed by federal regulations.

Capital distributions by OTS-regulated savings associations are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 association is defined as an association that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The Bank did not pay any dividends to the Corporation during the year ended March 31, 1997.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------


8.  Stockholders' Equity and Regulatory Capital Requirements (continued)

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Corporation's deposits as of March 31, 1995, the date for measuring the amount of the special assessment, the Corporation paid a special assessment of approximately $671,000. Excluding this special assessment, net of tax effect, net income and earnings per share for the year ended March 31, 1997 would have been approximately $2,151,000 and $1.69, respectively. The FDIC has lowered the premium for deposit insurance from that prior to the special assessment to a level necessary to maintain the SAIF at its required reserve level.

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

Year Ended March 31,                           1997        1996         1995
--------------------                           ----        ----         ----

Net periodic pension cost

Service cost - benefits earned
 during the period                           $ 30,176     $ 27,872     $ 31,633
Interest cost on projected benefit
 obligations                                   34,077       38,884       37,054
Actual return on plan assets                  (37,684)     (29,905)     (30,625)
Net amortization and deferral                  (6,695)     (15,502)     (11,117)
                                             --------     --------     --------
                                             $ 19,874     $ 21,349     $ 26,945
                                             ========     ========     ========

Accumulated benefit obligation

Vested benefits                              $441,077     $393,678     $334,321
Non-vested benefits                             5,743       27,792       47,105
                                             --------     --------     --------
                                             $446,820     $421,470     $381,426
                                             ========     ========     ========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

9.    Employee Benefit Plans (continued)

Year Ended March 31,                                     1997            1996
--------------------                                     ----            ----

Accrued pension cost

Projected benefit obligation                           $537,272        $540,141
Fair value of plan assets, primarily
  IPG insurance contracts                               546,708         539,114
                                                       --------        --------

Assets in excess (deficit) of projected
  benefit obligation                                      9,436          (1,027)

Unrecognized prior service cost                          18,604          21,704
Unrecognized net (gain) loss                            (47,270)        (11,766)
Unrecognized net asset                                  (57,864)        (66,131)
                                                       --------        --------
                                                       $(77,094)       $(57,220)
                                                       ========        ========

The following assumed rates were used in determining the projected benefit obligations:

Year Ended March 31,                                    1997        1996
--------------------                                    ----        ----

Weighted average discount rate                          7.0%        7.0%
                                                        ====        ====
Expected long-term rate of return on
  plan assets                                           7.5%        7.5%
                                                        ====        ====
Increase in future compensation levels                  5.0%        5.5%
                                                        ====        ====

The measurement date used to value the plan assets was December 31, 1996, and 1995.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

9.   Employee Benefit Plans (continued)

Employee Stock Ownership Plan

The Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan") is a combination of a profit sharing plan with 401(k) and a stock bonus plan. The Plan provides for retirement, death, and disability benefits for all eligible employees.

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

Profit-sharing, pension plan, and retirement expenses were as follows:

                        ESOP and         Supplemental
     Year Ended          Pension           Unfunded
      March 31,           Plan            Retirement*          Total
     ----------         --------         ------------          -----

        1995             $44,556            $6,996            $51,552
        1996              38,325             1,749             40,074
        1997              43,513                --             43,513

*For a former executive officer, amounts are authorized annually.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

10.       Stock Option Plan

Under the terms of the Employee Stock Ownership Plan ("the plan)", the Stock Option Committee may grant options for the purchase of shares up to 10% of total stock issued in the conversion of the Bank from mutual to the stock form. Incentive stock options may be granted to full-time employees at a price equal to the market value at the date of the grant, and the aggregate fair market value cannot exceed $100,000 per employee the first year that the employee is granted an incentive stock option. Non-incentive stock options may be granted to directors, officers and key employees at a price of not less than the market value per share at the date of grant of such option. All stock options granted to owners of less than 10% of the Corporation's stock must be exercised within 10 years. The following table represents options outstanding under the Plan:

Year Ending March 31,            1997                   1996                  1995
---------------------     -------------------   -------------------   -------------------
                                    Weighted-             Weighted-             Weighted-
                                     average               average               average
                                    exercise              exercise              exercise
                          Shares      price      Shares     price      Shares     price
                          -------------------   -------------------   -------------------
Options outstanding at
  beginning of year       36,000     $16.04      49,630    $ 5.66      80,224    $ 4.69

Options granted           30,500      21.37      28,100     18.47       3,000     13.00
Options exercised         (5,650)     11.52     (27,820)     4.00     (33,594)     4.00
Options forfeited           (200)     20.00     (13,910)     8.00          --        --
                          ------     ------     -------    ------     -------    ------
Options outstanding at
  end of year             60,650     $17.13      36,000    $16.04      49,630    $ 5.66
                          ------     ------     -------    ------     -------    ------

All options are exercisable upon date of grant. The remaining contractual lives of the options granted in 1997, 1996 and 1995 are 9.2 years, 8.8 years and 8.0 years, respectively, at March 31, 1997. The weighted average remaining contractual life of total options is 8.5 years at March 31, 1997.

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of SFAS 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of SFAS 123, the pro forma amounts reflect options with grant dates subsequent to April 1, 1995.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

10. Stock Option Plan (continued)

Year Ended March 31                            1997             1996
-------------------                            ----             ----

Net income:
 As reported                                $1,734,734       $2,011,538
 Pro forma                                   1,611,900        1,914,873

Net income per share:
 As reported                                     $1.36            $1.60
 Pro forma                                        1.27             1.52


For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions for the grant in 1997: dividend yield of 2%, expected volatility of 18%, risk-free interest rate of 7% and an expected option life of 10 years.

11.   Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include single family residences, other residential property, commercial property and land. At March 31, 1997, the Corporation had outstanding commitments to originate loans with variable interest rates of approximately $5,510,000 and loans with fixed rates of approximately $1,570,000. In addition, unused lines of credit amounted to approximately $4,099,000 at March 31, 1997.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

11.   Commitments and Contingencies (continued)

Leases

The Corporation is obligated under a noncancellable operating lease beginning April 1, 1997. Future minimum annual rental commitments under the lease is as follows:

          Year Ending
            March 31                           Amount
          -----------                          ------

              1998                            $ 28,800
              1999                              31,200
              2000                              33,600
              2001                              36,000
              2002                              38,400
                                              --------
                                              $168,000
                                              ========

The Corporation has entered into an agreement with a data service center which requires minimum annual payments of approximately $115,000 through September 1997.

In the normal course of business, the Corporation has entered into employment agreements with certain officers of the Bank.

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

12.   Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows:
(Dollars in thousands except per share data)

Year Ended March 31, 1997
-------------------------
                                      First       Second      Third       Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------

Total interest income                $3,144       $3,151     $3,232      $3,251
Total interest expense                1,633        1,600      1,653       1,650
                                     ------       ------     ------      ------

Net interest income                   1,511        1,551      1,579       1,601
Provision for loan losses                33           70         53          25
                                     ------       ------     ------      ------

Net interest income after provision
  for loan losses                     1,478        1,481      1,526       1,576

Other income                            118          130        136         135

Other expenses                          716        1,462        734         893
                                     ------       ------     ------      ------

Income before income taxes              880          149        928         818

Income taxes                            330           54        349         307
                                     ------       ------     ------      ------

Net income                           $  550       $   95     $  579      $  511
                                     ======       ======     ======      ======
Earnings per share                   $  .43       $  .08     $  .46      $  .39
                                     ======       ======     ======      ======

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

12.   Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows:
(Dollars in thousands except per share data)

Year Ended March 31, 1996
-------------------------
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
                                     ======       ======     ======      ======

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

13.  Condensed Financial Information of the Corporation (Parent Company Only)

Condensed financial information is shown for the parent company only as follows:

                   Condensed Statements of Financial Condition

March 31,                                            1997              1996
---------                                            ----              ----

  Assets

Investment in the Bank, at equity                 $19,905,521       $18,122,381
Cash                                                2,071,134         2,505,783
Investment securities                                      --           249,931
Prepaid expenses and other assets                      19,520             9,296
                                                  -----------       -----------
                                                  $21,996,175       $20,887,391
                                                  ===========       ===========

  Liabilities and Stockholders' Equity

Liabilities                                       $        --       $    16,823
Stockholders' Equity
  Common stock                                         12,753            12,697
  Additional paid-in capital                        4,716,677         4,651,634
  Retained earnings                                17,266,745        16,206,237
                                                  -----------       -----------

Total stockholders' equity                         21,996,175        20,870,568
                                                  -----------       -----------

                                                  $21,996,175       $20,887,391
                                                  ===========       ===========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

13. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

                         Condensed Statements of Income

Year Ended March 31,                          1997         1996         1995
--------------------                          ----         ----         ----

Income
  Interest income                          $    4,900   $   34,224   $  129,049
  Dividends received from Bank                     --           --      201,472
                                           ----------   ----------   ----------

Total income                                    4,900       34,224      330,521
                                           ----------   ----------   ----------

Noninterest expenses                          (83,187)     (62,755)     (53,084)
                                           ----------   ----------   ----------

Income (loss) before equity in
  undistributed net income of the Bank        (78,287)     (28,531)     277,437
Equity in undistributed net income of
  the Bank                                  1,783,140    2,028,221    1,525,064
                                           ----------   ----------   ----------

Income before income taxes                  1,704,853    1,999,690    1,802,501
Income taxes                                  (29,881)     (11,848)      31,020
                                           ----------   ----------   ----------

Net income                                 $1,734,734   $2,011,538   $1,771,481
                                           ==========   ==========   ==========

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
--------------------------------------------------------------------------------

13. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

                       Condensed Statements of Cash Flows

Year Ended March 31,                                      1997           1996           1995
--------------------                                      ----           ----           ----
Operating activities
  Net income                                           $ 1,734,734    $ 2,011,538    $ 1,771,481
  Adjustments
    Equity in income of the Bank                        (1,783,140)    (2,028,221)    (1,726,536)
    (Increase) decrease in prepaid and other assets        (10,224)        12,189         (4,239)
    Increase (decrease) in other liabilities               (16,823)           654          9,935
                                                       -----------    -----------    -----------

Net cash provided (absorbed) by operating activities       (75,453)        (3,840)        50,641
                                                       -----------    -----------    -----------
Investing activities
  Proceeds from maturities of investment securities        249,931        996,776        984,738
  Purchase of investment securities                             --             --     (2,231,445)
  Dividends received from Bank                                  --             --        201,472
                                                       -----------    -----------    -----------

Net cash provided (absorbed) by investing activities       249,931        996,776     (1,045,235)
                                                       -----------    -----------    -----------
Financing activities
  Cash dividends paid on common stock                     (674,226)      (529,100)      (436,612)
  Stock options exercised                                   65,099        111,280        134,376
                                                       -----------    -----------    -----------

Net cash absorbed by financing activities                 (609,127)      (417,820)      (302,236)
                                                       -----------    -----------    -----------

Increase (decrease) in cash                               (434,649)       575,116     (1,296,830)

Cash, beginning of year                                  2,505,783      1,930,667      3,227,497
                                                       -----------    -----------    -----------

Cash, end of year                                      $ 2,071,134    $ 2,505,783    $ 1,930,667
                                                       ===========    ===========    ===========

Report of Independent Certified Public
Accountants on Supplemental Material


Our audits of the basic consolidated financial statements included in the preceding section of this report were performed for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The supplemental material presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




                                                    Certified Public Accountants


Richmond, Virginia
April 24, 1997

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                     Consolidating Balance Sheet
                                                                  March 31, 1997
--------------------------------------------------------------------------------

                                                                               Community
                                                Community                      Financial
                                 Community      Financial                     Corporation
                                    Bank       Corporation    Eliminations    Consolidated
                                 ---------     -----------    ------------    ------------

Assets
Cash, including interest-
  bearing deposits             $  4,922,213    $ 2,071,134    $  2,071,134    $  4,922,213
Securities
  Held to maturity                5,197,437             --              --       5,197,437
  Available for sale              2,243,220             --              --       2,243,220
Investment in Federal
  Home Loan Bank stock            1,400,000             --              --       1,400,000
Loans receivable, net           148,905,485             --              --     148,905,485
Real estate owned, net              173,245             --              --         173,245
Property and equipment,
  net                             3,542,108             --              --       3,542,108
Accrued interest
  receivable                        989,438             --              --         989,438
Prepaid expenses and
  other assets                      314,516         19,520              --         334,036
Investment in subsidiary                 --     19,905,521      19,905,521              --
                               ------------    -----------    ------------    ------------

                               $167,687,662    $21,996,175    $ 21,976,655    $167,707,182
                               ============    ===========    ============    ============

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                                     Consolidating Balance Sheet
                                                                  March 31, 1997
--------------------------------------------------------------------------------

                                                                               Community
                                                Community                      Financial
                                 Community      Financial                     Corporation
                                    Bank       Corporation    Eliminations    Consolidated
                                 ---------     -----------    ------------    ------------

Liabilities and Stockholders' Equity

Liabilities
Deposits                       $118,666,019    $        --    $  2,071,134    $116,594,885
Advances from Federal Home
  Loan Bank                      26,000,000             --              --      26,000,000
Advance payments by borrowers
  for taxes and insurance           135,561             --              --         135,561
Other liabilities                 1,639,740             --              --       1,639,740
                               ------------    -----------    ------------    ------------

                                146,441,320             --       2,071,134     144,370,186
                               ------------    -----------    ------------    ------------

Stockholders' Equity
  Common stock                        6,678         12,753           6,678          12,753
  Additional paid-in
    capital                       4,869,248      4,716,677       4,869,248       4,716,677
  Retained earnings              15,029,595     17,266,745      15,029,595      17,266,745
  Net unrealized gain on
    securities available
    for sale                      1,340,821             --              --       1,340,821
                               ------------    -----------    ------------    ------------

                                 21,246,342     21,996,175      19,905,521      23,336,996
                               ------------    -----------    ------------    ------------

                               $167,687,662    $21,996,175    $21,976,655     $167,707,182
                               ============    ===========    ============    ============

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                               Consolidating Statement of Income
                                                       Year Ended March 31, 1997
--------------------------------------------------------------------------------

                                                                            Community
                                               Community                    Financial
                                 Community     Financial                   Corporation
                                    Bank      Corporation   Eliminations  Consolidated
                                 ---------    -----------   ------------  ------------
Interest income
  Loans                         $12,188,714   $        --    $       --   $12,188,714
  Investment securities             467,728         4,136            --       471,864
  Other investments                 116,645           764            --       117,409
                                -----------   -----------    ----------   -----------

Total interest income            12,773,087         4,900            --    12,777,987
                                -----------   -----------    ----------   -----------

Interest expense
  Deposits                        5,054,884            --            --     5,054,884
  Borrowed money                  1,480,747            --            --     1,480,747
                                -----------   -----------    ----------   -----------

Total interest expense            6,535,631            --            --     6,535,631
                                -----------   -----------    ----------   -----------

Net interest income               6,237,456         4,900            --     6,242,356

Provision for loan losses           180,561            --            --       180,561
                                -----------   -----------    ----------   -----------

Net interest income
  after provision for
  loan losses                     6,056,895         4,900            --     6,061,795
                                -----------   -----------    ----------   -----------

Noninterest income
  Service charges, fees
    and commissions                 509,748            --            --       509,748
  Other                               8,994            --            --         8,994
                                -----------   -----------    ----------   -----------

Total noninterest income            518,742            --            --       518,742
                                -----------   -----------    ----------   -----------

                                                 Community Financial Corporation
                                                                  and Subsidiary

                                               Consolidating Statement of Income
                                                       Year Ended March 31, 1997
                                                                     (continued)
--------------------------------------------------------------------------------

                                                                            Community
                                               Community                    Financial
                                 Community     Financial                   Corporation
                                    Bank      Corporation   Eliminations  Consolidated
                                 ---------    -----------   ------------  ------------
Noninterest expenses
Compensation and employee       $ 1,333,550   $        --    $       --   $ 1,333,550
  benefits
Occupancy                           399,290            --            --       399,290
Data processing                     349,150            --            --       349,150
BIF/SAIF premium disparity
  assessment                        670,765            --            --       670,765
Insurance                           189,143            --            --       189,143
Other                               780,654        83,187            --       863,841
                                -----------   -----------    ----------   -----------

Total noninterest expenses        3,722,552        83,187            --     3,805,739
                                -----------   -----------    ----------   -----------
Income (loss) before equity
  in net income of subsidiary
  and income taxes                2,853,085       (78,287)           --     2,774,798

Equity in net income of
  subsidiary                             --     1,783,140     1,783,140            --
                                -----------   -----------    ----------   -----------

Income before income taxes        2,853,085     1,704,853     1,783,140     2,774,798

Income taxes                      1,069,945       (29,881)           --     1,040,064
                                -----------   -----------    ----------   -----------

Net income                      $ 1,783,140   $ 1,734,734    $1,783,140   $ 1,734,734
                                ===========   ===========    ==========   ===========

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
----------------------------------------------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

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

     Information concerning executive officers as set forth in Part I of this report under the caption "Executive Officers."

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the last fiscal year ended March 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation
--------------------------------

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV

Item 13.  Exhibits and Reports on 8-K
-------------------------------------

     (a) Exhibits:

          See Exhibit Index.

     (B) Reports on Form 8-K

          No reports on Form 8-K have been filed during the three month period ended March 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY FINANCIAL CORPORATION


Date:June 27, 1997                By:/s/ Thomas W. White
                                     -------------------
                                     Thomas W. Winfree
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/ Thomas W. Winfree             By:/s/ James R. Cooke, Jr.
   ---------------------                -----------------------
   Thomas W. Winfree                    James R. Cooke, Jr.
   President and Chief                  Chairman of the Board
   Executive Officer                      and Director
   (Principal Executive Officer)

Date:  June 27, 1997                 Date:  June 27, 1997



By:/s/ Jane C. Hickok                By:/s/ Charles F. Andersen
   ------------------                   -----------------------
   Jane C. Hickok                       Charles F. Andersen
   Vice Chairman of the Board           Director
     and Director

Date: June 27, 1997                  Date: June 27, 1997



By:/s/ Dale C. Smith                 By:/s/ Kenneth L. Elmore
   -----------------                    ---------------------
   Dale C. Smith                        Kenneth L. Elmore
   Director                             Director


Date: June 27, 1997                  Date: June 27, 1997


By:/s/ R. Jerry Giles                By:/s/ Charles W. Fairchilds
   ------------------                   -------------------------
   R. Jerry Giles                       Charles W. Fairchilds
   Chief Financial Officer              Director
   (Principal Financial and
     Accounting Officer)

Date: June 27, 1997                  Date: June 27, 1997

                                INDEX TO EXHIBITS



EXHIBIT NUMBER             DESCRIPTION

3.1 Registrant's Articles of Incorporation, as currently in effect, filed as a exhibit to Registrant's Report on Form S- 4 (File No. 33-28817) dated May 19, 1989, is incorporated herein by reference.

3.2 Registrant's Bylaw, as currently in effect, filed as a exhibit to Registrant's Report on Form S-4 (File No. 33- 28817) dated May 19, 1989, is incorporated herein by reference.

10.1 Registrant' 1987 Stock Option and Incentive Plan, filed as an exhibit to Registrant's Report on Form S-4 (File No. 33- 28817) dated May 19, 1989, is incorporated herein by reference.

10.2 Employee Stock Ownership Plan, filed on June 28, 1993 as Exhibit 10 to the Annual Report on Form 10-KSB40 for the fiscal year ended March 31, 1993, is incorporated herein by reference.

10.3 Registrant' 1996 Stock Option and Incentive Plan, filed as Exhibit E to Registrant's Proxy Statement on Schedule 14A for the annual meeting of shareholders held on July 31, 1996, is incorporated herein by reference.

10.4 Employment Agreement between Community Bank and Mr. Winfree

21.1 Subsidiaries of Registrant

23.1 Consents of Experts and Counsel

27.1 Financial Data Schedule