Form 10QSB
period 1997-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 1997-08-07
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from         to

                      Commission file number           0-18261

                          COMMUNITY FINANCIAL CORPORATION
         (Exact name of small business issuer as specified in its charter)

               DELAWARE                             54-1532044
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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on July 31, 1997: 1,275,373.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at June 30, 1997 (unaudited)
         and March 31, 1997.............................................1

         Consolidated Statements of Income for the
         Three Months Ended June 30, 1997 and 1996 (unaudited)..........2

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1997 and
         1996 (unaudited)...............................................3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................5


PART II. OTHER INFORMATION..............................................8

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       June 30,        March 31,
                                         1997            1997
                                     ------------    -------------
                                      (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,118,000 and $1,015,000)         $  4,522,495     $  4,922,213
Securities
  Held to maturity                      6,706,799        5,197,437
  Available for sale                    2,881,485        2,243,220
Investment in Federal Home Loan
  Bank stock, at cost                   1,600,000        1,400,000
Loans receivable, net                 154,743,739      148,905,485
Real estate owned                          35,911          173,245
Property and equipment, net             3,556,548        3,542,108
  Accrued interest receivable
  Loans                                   935,866          851,365
  Investments                             121,431          138,073
Prepaid expenses and other assets         310,015          334,036

                                     $175,414,289     $167,707,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $117,248,295     $116,594,885
Advances from Federal Home Loan
  Bank                                 32,000,000       26,000,000
Advance payments by borrowers for
  taxes and insurance                      89,198          135,561
Other liabilities                       2,026,948        1,639,740

        Total Liabilities             151,364,441      144,370,186

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    1,275,373 and 1,275,348 shares
    outstanding                            12,754           12,753
  Additional paid in capital            4,717,177        4,716,677
  Retained earnings                    17,583,371       17,266,745
  Net unrealized gain on securities
    available for sale                  1,736,546        1,340,821
     Total Stockholders' Equity        24,049,848       23,336,996

                                     $175,414,289     $167,707,182

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                                June 30,
                                  ------------------------------------
                                      1997                     1996
                                  ------------             ------------
                                               (Unaudited)

INTEREST INCOME
  Loans                           $3,211,542              $2,984,874
  Investment securities              122,595                 126,838
  Other                               29,148                  32,216
    Total interest income          3,363,285               3,143,928

INTEREST EXPENSE
  Deposits                         1,310,796               1,243,705
  Borrowed money                     418,361                 389,197
    Total interest expense         1,729,157               1,632,902

NET INTEREST INCOME                1,634,128               1,511,026

PROVISION FOR LOAN LOSSES             25,000                  32,991

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         1,609,128               1,478,035

NONINTEREST INCOME
  Service charges, fees
    and commissions                  168,309                 115,903
  Miscellaneous                          402                   1,606
    Total noninterest
      income                          168,711                117,509

NONINTEREST EXPENSE
  Compensation & benefits            424,217                 285,731
  Occupancy                          114,802                  99,322
  Data processing                    101,854                  94,056
  Federal insurance premium           18,269                  61,631
  Miscellaneous                      326,882                 175,083
    Total noninterest
      expense                        986,024                 715,823

INCOME BEFORE TAXES                  791,815                 879,721

INCOME TAXES                         296,641                 329,934

NET INCOME                        $  495,174              $  549,787

EARNINGS PER SHARE                $    0.390              $    0.430
DIVIDENDS PER SHARE               $    0.140              $    0.130

       See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                      June 30,
                                              ---------------------------
                                                  1997           1996
                                              -----------     -----------
                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income                                   $495,174         $549,787
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   25,000           32,991
     Depreciation                                59,747           55,240
     Amortization of premium and accretion
       of discount on securities, net                13           (1,976)
     (Decrease) in net deferred loan fees       (13,848)          (6,718)
     Increase in deferred income taxes           15,945           30,604
     Decrease (increase) in other assets        (93,496)          49,011
     Increase (decrease) in other liabilities   324,900          106,007
     (Gain)loss on sale of loans                  4,606             (490)
     Proceeds from sale of loans                723,500          248,000
     Loans originated for resale               (786,500)        (281,000)
   Net cash provided by operating activities    755,041          781,456

INVESTING ACTIVITIES
  Proceeds from maturities of held for
    investment securities                        250,000         500,000
  Purchases of investment securities          (1,759,375)       (498,281)
  Net decrease (increase) in loans            (5,837,844)        203,689
  Purchases of property and equipment            (82,901)        (10,015)
  Redemption (purchase) of FHLB stock           (200,000)        100,000
    Net cash provided (absorbed) by
      investing activities                    (7,630,120)        295,393

FINANCING ACTIVITIES
  Dividends paid                                (178,549)       (165,256)
  Net increase (decrease) in deposits            653,410         506,358
  Proceeds from advances and other
   borrowed money                              8,000,000      26,000,000
  Repayments of advances and other
   borrowed money                             (2,000,000)    (28,000,000)
  Proceeds from issuance of common stock             500           9,400
Net cash provided (absorbed) by
  financing activities                         6,475,361      (1,649,498)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (399,718)       (572,649)

CASH AND CASH EQUIVALENT-beginning of period   4,922,213       3,673,085
CASH AND CASH EQUIVALENTS-end of period       $4,522,495      $3,100,436

   See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997


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

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company") and its wholly-owned subsidiary, Community Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

NOTE 2. - EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended June 30, 1997 and 1996 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,275,355 and 1,270,436, respectively).

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at June 30, 1997 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA'):

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                   ----------   ---------  ---------    -------   -----------


Tangible Capital   $2,621,000   1.50%     $20,288,000   11.61%    $17,667,000
Core Capital        5,242,000   3.00       20,288,000   11.61      15,046,000
Risk-based Capital  9,640,000   8.00       21,062,000   17.48      11,422,000


Capital distributions by the Bank are limited by federal regulations
("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" institution to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that institutions provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 1997 and 1996 was $1,723,894 and $1,704,935, respectively. There were no income taxes paid for the three months ended June 30, 1997 and 1996.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $7.7 million to $175.4 million at June 30, 1997, due primarily to a increase in loans of $5.8 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans and consumer loans. Deposits increased $650,000 to $117.2 million at June 30, 1997, from $116.6 million at March 31, l997 while Federal Home Loan Bank advances increased during the same period from $26.0 million to $32.0 million. The increase in deposits and advances was used primarily to fund the increase in loans. Stockholders' equity increased to $24.1 million at June 30, 1997, from $23.3 million at March 31, 1997, due primarily to earnings for the three month period ended June 30, 1997 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by a payment of $0.14 per share in cash dividends.

At June 30, 1997, the Bank's non-performing assets totalled $678,000 or 0.39% of assets compared to $676,000 and .40% of assets at March 31, 1997. At June 30, 1997 the Company's non-performing assets were comprised of two single family residential rental properties which were more than ninety days past due and various consumer loans which includes one lending relationship of approximately $316,000 secured by classic automobiles and a second mortgage on real estate for which an allowance of $200,000 has been made. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general no assurances can be given that the Company's level of non-performing assets may not increase in the future.

The Company maintains an allowance for loan losses to provide for estimated potential losses in its loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications system. Management believes that the loan loss reserve is adequate at June 30, 1997. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.92%, which exceeds the regulatory requirement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996.
----------------------------------------------

General. Net income for the three months ended June 30, 1997 was $495,000 compared to $550,000 for the three months ended June 30, 1996, due primarily to an increase in noninterest expense which was offset in part by an increase in net interest income. Income before taxes decreased to $792,000 for the three months ended June 30, 1997 from $880,000 for the three months ended June 30, 1996.

Interest Income.   Total interest income increased to $3.4 million for the
three months ended June 30, 1997, from $3.1 million for the three months ended June 30, 1996, due to an increase in the balances of loans and investments for the three months ended June 30, 1997 as compared to the period ended June 30, 1996. The average yield earned on interest-earning assets was 8.25% for the three months ended June 30, 1997 compared to 8.25% for the three months ended June 30, 1996.

Interest Expense. Total interest expense increased to $1.7 million for the quarter ended June 30, 1997, from $1.6 million for the quarter ended June 30, 1996. Interest on deposits increased to $1.3 million for the quarter ended June 30, 1997 from $1.2 million for the quarter ended June 30, 1996 due primarily to an increase in deposits for the quarter ended June 30, 1997. Interest expense on borrowed money increased to $418,000 for the quarter ended June 30, 1997, from $389,000 for the quarter ended June 30, 1996, due to an increase in average borrowings. The average rate paid on interest-bearing liabilities was 4.74% for the three months ended June 30, 1997 compared to 4.82% to the three months ended June 30, 1996.

Provision for Loan Losses. The provision for loan losses decreased to $25,000 for the three months ended June 30, 1997, from $33,000 for the three months ended June 30, 1996.

Noninterest Income. Noninterest income increased to $169,000 for the three months ended June 30, 1997, from $118,000 for the three months ended
June 30, 1996 due primarily to both an increase in checking account charges which is related to an increase in account volume and an increase in the sale of fixed rate mortgage loans.

Noninterest Expenses. Noninterest expense increased to $986,000 for the three months ended June 30, 1997, from $716,000 for the three months ended
June 30, 1996. The increase in noninterest expense is primarily attributable to an increase in compensation, marketing and other expenses related to the opening of a branch location on April 9, 1997 in Virginia Beach, Virginia.

Taxes. Taxes decreased to $297,000 for the three months ended June 30, 1997, from $330,000 for the three months ended June 30, 1996, due to the decrease in income before taxes.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                            PART II.  OTHER INFORMATION


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


                                   COMMUNITY FINANCIAL CORPORATION

Date: _________ __, 1997
                                   By: /s/ R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)

                               EXHIBIT INDEX

Exhibit No.            Description


27                     Financial Data Schedule.