Form 10QSB
period 1997-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 1997-11-12
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                Yes  X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on October 31, 1997: 1,277,123.

Transitional Small Business Disclosure Format (Check one)

                Yes                  No  X

                         COMMUNITY FINANCIAL CORPORATION


                                      INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition at September 30, 1997 (unaudited)
         and March 31, 1997.............................................1

         Consolidated Statements of Income for the Three and
         Six Months Ended September 30, 1997 and 1996 (unaudited).......2

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1997 and 1996 (unaudited).......3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................7


PART II. OTHER INFORMATION   -   II-1..................................10

         Signature Page................................................11

         Exhibit Index.................................................12

                                     PART I
                         COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   September 30,     March 31,
                                                       1997            1997
                                                   ------------    -------------
                                                   (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,556,000 and $1,015,000) .................     $  6,104,678     $  4,922,213
Securities
  Held to maturity ...........................        6,607,199        5,197,437
  Available for sale .........................        2,901,780        2,243,220
Investment in Federal Home Loan
  Bank stock, at cost ........................        1,600,000        1,400,000
Loans receivable, net ........................      160,837,701      148,905,485
Real estate owned ............................          191,123          173,245
Property and equipment, net ..................        3,550,415        3,542,108
  Accrued interest receivable
  Loans ......................................          968,934          851,365
  Investments ................................          157,078          138,073
Prepaid expenses and other assets ............          359,566          334,036

                                                   $183,278,474     $167,707,182

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits .....................................     $128,238,136     $116,594,885
Advances from Federal Home Loan
  Bank .......................................       29,000,000       26,000,000
Advance payments by borrowers for
  taxes and insurance ........................          140,495          135,561
Other liabilities ............................        1,686,762        1,639,740

        Total Liabilities ....................      159,065,393      144,370,186

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    1,275,373 and 1,275,348 shares
    outstanding ..............................           12,754           12,753
  Additional paid in capital .................        4,717,177        4,716,677
  Retained earnings ..........................       17,734,022       17,266,745
  Net unrealized gain on securities
    available for sale .......................        1,749,128        1,340,821
     Total Stockholders' Equity ..............       24,213,081       23,336,996

                                                   $183,278,474     $167,707,182


          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                              Three Months Ended       Six Months Ended
                                 September 30,           September 30,
                              ------------------       -----------------
                                1997        1996        1997        1996
                                ----        ----        ----        ----
                                  (Unaudited)             (Unaudited)
INTEREST INCOME
  Loans ...................  $3,341,335  $3,005,534  $6,552,877  $5,990,408
  Investment securities ...     138,383     119,681     260,302     246,519
  Other ...................      30,650      25,474      60,473      57,690
    Total interest income .   3,510,368   3,150,689   6,873,652   6,294,617

INTEREST EXPENSE
  Deposits ................   1,467,783   1,251,220   2,778,580   2,494,925
  Borrowed money ..........     406,634     349,117     824,994     738,314
    Total interest expense    1,874,417   1,600,337   3,603,574   3,233,239

NET INTEREST INCOME .......   1,635,951   1,550,352   3,270,078   3,061,378

PROVISION FOR LOAN LOSSES .     367,630      69,647     392,630     102,638

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES    1,268,321   1,480,705   2,877,448   2,958,740

NONINTEREST INCOME
  Service charges, fees
    and commissions .......     173,283     128,668     332,208     244,571
  Miscellaneous ...........       1,000       1,126      10,786       2,732
    Total noninterest
      income ..............     174,283     129,794     342,994     247,303

NONINTEREST EXPENSE
  Compensation & benefits .     442,480     298,884     866,697     584,615
  Occupancy ...............     111,550      98,921     226,352     198,243
  Data processing .........     105,797      80,719     207,651     174,775
  Federal insurance premium      18,017     732,469      36,287     794,100
  Miscellaneous ...........     240,899     251,459     567,780     426,542
    Total noninterest
      expense .............     918,743   1,462,452   1,904,767   2,178,275

INCOME BEFORE TAXES .......     523,861     148,047   1,315,675   1,027,768

INCOME TAXES ..............     194,657      53,548     491,298     383,482

NET INCOME ................  $  329,204   $  94,499   $ 824,377   $ 644,286

EARNINGS PER SHARE ........  $     0.26   $    0.08   $    0.65   $    0.51
DIVIDENDS PER SHARE .......  $     0.14   $    0.13   $    0.28   $    0.26


          See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                             September 30,
                                                   -----------------------------
                                                         1997            1996
                                                         ----            ----
                                                             (Unaudited)

OPERATING ACTIVITIES
  Net income ...................................   $    824,377    $    644,286
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses .................        392,630         102,638
     Depreciation ..............................        112,728         110,838
     Amortization of premium and accretion
       of discount on securities, net ..........            387          (3,624)
    (Decrease) in net deferred loan fees .......        (59,255)        (33,542)
     Increase in deferred income taxes .........         11,690          28,596
     Decrease (increase) in other assets .......       (179,982)       (155,988)
     Increase (decrease) in other liabilities ..        (98,435)        616,505
     (Gain)loss on sale of loans ...............          7,174          (6,391)
     Proceeds from sale of loans ...............      1,318,800         338,000
     Loans originated for resale ...............     (1,764,800)       (371,000)
   Net cash provided by operating activities ...        565,314       1,270,318

INVESTING ACTIVITIES
  Proceeds from maturities of held for
    investment securities ......................        750,000         750,000
  Purchases of investment securities ...........     (2,149,375)       (498,281)
  Net decrease (increase) in loans .............    (11,940,842)     (1,288,295)
  Purchases of property and equipment ..........       (129,282)        (19,502)
  Redemption (purchase) of FHLB stock ..........       (200,000)            -0-
    Net cash provided (absorbed) by
      investing activities .....................    (13,669,499)     (1,056,078)

FINANCING ACTIVITIES
  Dividends paid ...............................       (357,101)       (330,622)
  Net increase (decrease) in deposits ..........     11,643,251         873,936
  Proceeds from advances and other
   borrowed money ..............................     48,000,000      31,000,000
  Repayments of advances and other
   borrowed money ..............................    (45,000,000)    (32,000,000)
  Proceeds from issuance of common stock .......            500           9,400
Net cash provided (absorbed) by
  financing activities .........................     14,286,650        (447,286)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..................................      1,182,465        (233,046)

CASH AND CASH EQUIVALENT-beginning of period ...      4,922,213       3,673,085
CASH AND CASH EQUIVALENTS-end of period ........   $  6,104,678    $  3,440,039


          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

The accompanying consolidated financial statements include the accounts of Community Financial Corporation(the "Company") and its wholly-owned subsidiary, Community Bank(the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

NOTE 2. - EARNINGS PER SHARE

Earnings per share is computed based on the weighed average number of shares of common stock outstanding during each period including the assumed exercise of dilutive stock options, and is retroactively adjusted for stock dividends and stock splits. Earnings per share for the three months ended September 30, 1997 and 1996 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,275,373 and 1,272,048, respectively). Earnings per share for the six months ended September 30, 1997 and 1996 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,275,364 and 1,271,404, respectively).

NOTE 3. - REGULATORY CAPITAL AND DIVIDENDS DISCUSSION

The following table presents the Bank's capital levels at September 30, 1997, relative to the Office of Thrift Supervision (the "OTS")requirements applicable at that date:


                       Amount     Percent      Actual      Actual      Excess
                      Required   Required      Amount      Percent     Amount
                    ----------   ---------    ---------    -------   -----------
Tangible Capital   $ 2,730,000     1.50%     $20,638,000    11.34%   $17,908,000
Core Capital         5,460,000     3.00       20,638,000    11.34     15,178,000
Risk-based Capital  10,047,000     8.00       21,633,000    17.23     11,586,000

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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 1997 and 1996 was $1,933,092 and $1,564,454, respectively. Total interest paid for the six months ended September 30, 1997 and 1996 was $3,656,985 and $3,097,528. Total income taxes paid for the three months ended September 30, 1997 and 1996 was $566,392 and $548,660. Total income taxes paid for the six months ended September 30, 1997 and 1996 was $669,392 and $548,660.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $15.5 million to $183.3 million at September 30, 1997, due primarily to a increase in loans of $11.9 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans and consumer loans. Deposits increased $11.6 million to $128.2 million at September 30, 1997, from $116.6 million at March 31, l997 while Federal Home Loan Bank advances increased during the same period from $26.0 million to $29.0 million. The increase in deposits and advances was used primarily to fund the increase in loans. Stockholders' equity increased to $24.2 million at September 30, 1997, from $23.3 million at March 31, 1997, due primarily to earnings for the six month period ended September 30, 1997 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by two payments of $0.14 per share in cash dividends.

At September 30, 1997, the Bank's non-performing assets totalled $1.0 million or 0.56% of assets compared to $676,000 or .40% of assets at March 31, 1997. At September 30, 1997 the Company's non-performing assets were comprised of eight residential rental properties which were more than ninety days past due and various consumer loans which includes loans in the amount of $220,000 which are current as to interest but are considered delinquent due to a lack of current loan agreements. Also included in non-performing assets is approximately $191,000 of one-to-four residential rental properties which were acquired by foreclosure and various repossessed vehicles. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. At September 30, 1997 the Company's allowance for loan losses totalled $1,079,314 or .67% of net loans receivable and 106% of non-performing loans, compared to $1,039,013 or .70% of net loans receivable and 154% of non- performing loans at March 31, 1997. See "Results of Operations -Three Months Ended September 30, 1997 and 1996 - Provision for Loan Losses."

Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Since the Company has had extremely low loan losses during its history, management also considers loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non- performing assets.

Management will continue to monitor the allowance for loan losses through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the OTS and the Federal Deposit Insurance Corporation as part of their examination process, which may result in the establishment of an additional allowance based upon their judgement of the information available to them at the time of their examination.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.03%, which exceeds the regulatory requirement.

The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996.
-----------------------------------------------

General. Net income for the three months ended September 30, 1997 was $329,204 compared to $94,499 for the three months ended September 30, 1996. The increase was due primarily to a one-time special assessment of $416,000, net of taxes, to recapitalize the Savings Association Insurance Fund (the "SAIF") in September, 1996, offset in part by an increase in provision for loan losses. Net Income, without the SAIF assessment, for the three months ended September 30, 1996, was $510,499. On a SAIF adjusted basis, income before taxes increased to $523,861 for the three months ended September 30, 1997 from $94,499 for the three months ended September 30, 1996.

Interest Income. Total interest income increased to $3.5 million for the three months ended September 30, 1997, from $3.2 million for the three months ended September 30, 1996, due to an increase in the balances of loans and investments for the three months ended September 30, 1997 as compared to the period ended September 30, 1996. The average yield earned on interest-earning assets was 8.22% for the three months ended September 30, 1997 compared to 8.25% for the three months ended September 30, 1996.

Interest Expense. Total interest expense increased to $1.9 million for the three months ended September 30, 1997, from $1.6 million for the three months ended September 30, 1996. Interest on deposits increased to $1.5 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996 due primarily to an increase in the average outstanding balance of deposits, which was primarily certificates of deposit, for the three months ended September 30, 1997. Interest expense on borrowed money increased to $407,000 for the quarter ended September 30, 1997, from $349,000 for the quarter ended September 30, 1996, due to an increase in average borrowings. The average rate paid on interest-bearing liabilities was 4.82% for the three months ended September 30, 1997 compared to 4.79% to the three months ended September 30, 1996.

Provision for Loan Losses. The provision for loan losses increased to $367,630 for the three months ended September 30, 1997, from $69,647 for the three months ended September 30, 1996. The increase in provision for loan losses is attributable primarily to the growth in the loan portfolio and charge-offs and reserves on one-to-four family loans and foreclosed property. "See Financial Condition."

Noninterest Income. Noninterest income increased to $174,000 for the three months ended September 30, 1997, from $130,000 for the three months ended September 30, 1996 due primarily to both an increase in checking account charges which is related to an increase in account volume and an increase in the sale of fixed rate mortgage loans.

Noninterest Expenses. Noninterest expense decreased to $919,000 for the three months ended September 30, 1997, from $1,463,000 for the three months ended September 30, 1996. The decrease in noninterest expense is primarily attributable to the one-time SAIF assessment discussed above, offset in part, by an increase in compensation and other expenses related to the opening of a branch location on April 9, 1997 in Virginia Beach, Virginia.

Taxes. Taxes increased to $195,000 for the three months ended September 30, 1997, from $54,000 for the three months ended September 30, 1996, due to the increase in income before taxes.


Six Months Ended September 30, 1997 and 1996
--------------------------------------------

General. Net income for the six months ended September 30, 1997 was $824,377 compared to $644,286 for the six months ended September 30, l996 for the same reasons discussed above, on a SAIF adjusted basis, net income for the six months ended September 30, 1996 was $1,060,286.

Interest Income. Total interest income increased to $6.9 million for the six months ended September 30, 1997, from $6.3 million for the six months ended September 30, 1996, due primarily to an increase in the balances of loans and investments.

Interest Expense. Total interest expense increased to $3.6 million for the six months ended September 30, 1997, from $3.3 million for the six months ended September 30, 1996. Interest on deposits, primarily certificates of deposit, increased to $2.8 million for the six months ended September 30, 1997, from $2.5 million for the same period last year due primarily to an increase in the average outstanding deposit balances. Interest expense on borrowed money increased to $824,994 for the six months ended September 30, 1997 from $738,314 for the six months ended September 30, 1996, due primarily to increased borrowings from the Federal Home Loan Bank of Atlanta.

Provision for Loan Losses. The provision for loan losses increased to $392,630 for the six months ended September 30, 1997, from $102,638 for the same period last year due primarily to an increase in the loan portfolio and in chargeoffs on one-to-four family loans. See "Results of Operations - Three Months Ended September 30, 1997 and 1996 - Provision for Loan Losses."

Noninterest Income. Noninterest income increased to $342,994 for the six months ended September 30, 1997, from $247,303 for the six months ended September 30, 1996, due to an increase in the fees and service charges on checking accounts as the volume of accounts increased and an increase in fixed rate mortgage loans sold.

Noninterest Expenses. Noninterest expenses decreased to $1.9 million for the six months ended September 30, 1997, from $2.2 million for the same period last year. The decrease is related primarily to the one-time SAIF premium discussed above, offset, in part, by an increase in compensation and other expenses related to the opening of a branch location on April 9, 1997 in Virginia Beach, Virginia.

Taxes. Taxes increased to $491,298 for the six months ended September 30, 1997, from $383,482 for the six months ended September 30, 1996, due to an increase in income before taxes for the six months ended September 30, 1997.

Forward-Looking Statements
--------------------------

This Quarterly Report on Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         Not Applicable.

Item 2.  Changes in Securities
         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable.

Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a) See Exhibit Index
         (b) No Reports on Form 8-k were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date: November 10, 1997
      -----------------

                                   By: /s/ R. Jerry Giles
                                       ---------------------------
                                       R. Jerry Giles
                                       Chief Financial Officer
                                       (Duly Authorized Officer)

                         COMMUNITY FINANCIAL CORPORATION

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
27                     Financial Data Schedule (Edgar Only).