Form 10QSB
period 1997-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1998-02-11
CIK 850606

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on January 31, 1998: 1,279,723.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X
PAGE

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at December 31, 1997 (unaudited)
         and March 31, 1997.............................................1

         Consolidated Statements of Income for the Three and
         Nine Months Ended December 31, 1997 and 1996 (unaudited).......2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1997 and 1996 (unaudited).......3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................5


PART II. OTHER INFORMATION ............................................10

         Signature Page................................................11

         Exhibit Index.................................................12

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     December 31,      March 31,
                                         1997            1997
                                     ------------    -------------
                                      (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $2,592,000 and $1,015,000)         $  7,385,691     $  4,922,213
Securities
  Held to maturity                      4,357,866        5,197,437
  Available for sale                    3,452,295        2,243,220
Investment in Federal Home Loan
  Bank stock, at cost                   1,600,000        1,400,000
Loans receivable, net                 160,792,465      148,905,485
Real estate owned                         294,226          173,245
Property and equipment, net             3,541,503        3,542,108
  Accrued interest receivable
  Loans                                   935,711          851,365
  Investments                             146,343          138,073
Prepaid expenses and other assets         373,365
334,036

                                     $182,879,465     $167,707,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits                             $132,962,517     $116,594,885
Advances from Federal Home Loan
  Bank                                 23,000,000       26,000,000
Advance payments by borrowers for
  taxes and insurance                     126,664          135,561
Other liabilities                       1,866,582        1,639,740

        Total Liabilities             157,955,763      144,370,186

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    1,277,223 and 1,275,348 shares
    outstanding                            12,772           12,753
  Additional paid in capital            4,726,159        4,716,677
  Retained earnings                    18,094,323       17,266,745
  Net unrealized gain on securities
    available for sale                  2,090,448        1,340,821
     Total Stockholders' Equity        24,923,702       23,336,996

                                     $182,879,465     $167,707,182

  See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                            Three Months Ended    Nine Months Ended
                               December 31,          December 31,
                            ------------------     -----------------
                              1997       1996       1997       1996
                            --------    ------     ------     ------
                               (Unaudited)             (Unaudited)


INTEREST INCOME
  Loans                    $3,387,279 $3,091,911 $ 9,940,155$ 9,082,320
  Investment securities       118,382    113,482     378,684    363,173
  Other                        32,472     27,087      92,946     81,605
    Total interest income   3,538,133  3,232,480  10,411,785  9,527,098

INTEREST EXPENSE
  Deposits                  1,520,598   1,278,307  4,299,177  3,773,232
  Borrowed money              363,245    375,014   1,188,240  1,113,329
    Total interest expense  1,883,843  1,653,321   5,487,417  4,886,561

NET INTEREST INCOME         1,654,290  1,579,159   4,924,368  4,640,537

PROVISION FOR LOAN LOSSES      25,001     53,296     417,631    155,933

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES  1,629,289  1,525,863   4,506,737  4,484,604

NONINTEREST INCOME
  Service charges, fees
    and commissions           206,597    131,351     538,805    370,462
  Miscellaneous                   636      4,835      11,422     18,752
    Total noninterest
      income                  207,233    136,186     550,227
389,214
NONINTEREST EXPENSE
  Compensation & benefits     488,816    311,808   1,355,513    896,424
  Occupancy                   125,311     89,787     351,663    288,030
  Data processing              99,581     79,691     307,233    254,466
  Federal insurance premium    18,235     48,161      54,521    842,261
  Miscellaneous               252,132    204,145     819,912    636,412
    Total noninterest
      expense                 984,075    733,592   2,888,842  2,917,593

INCOME BEFORE TAXES           852,447    928,457   2,168,122  1,956,225

INCOME TAXES                  313,349    349,117     804,647    732,599

NET INCOME                 $  539,098 $  579,340 $ 1,363,475 $1,223,626

BASIC EARNINGS PER SHARE   $     0.42 $     0.46 $      1.07 $     0.96
DILUTED EARNINGS PER SHARE $     0.42 $     0.45 $      1.06 $     0.96
DIVIDENDS PER SHARE        $     0.14 $     0.13 $       .42 $     0.39

       See accompanying notes to consolidated financial statements.

PAGE

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                     December 31,
                                              ---------------------------
                                                  1997           1996
                                              -----------     -----------

(Unaudited)
OPERATING ACTIVITIES
  Net income                                  $1,363,475        $1,223,626
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   417,630         155,933
     Depreciation                                171,278         163,725
     Amortization of premium and accretion
       of discount on securities, net             (1,054)
(4,320)           (Decrease) in net deferred loan fees         (85,313)
(14,335)
     Increase in deferred income taxes            11,389          47,434
     Decrease (increase) in other assets        (252,926)        124,745
     Increase (decrease) in other liabilities   (252,892)        (32,074)
     (Gain)loss on sale of loans                   6,079         (11,227)
     Proceeds from sale of loans               2,078,400         876,600
     Loans originated for resale              (2,359,400)     (1,048,350)
   Net cash provided by operating activities   1,096,666       1,481,757

INVESTING ACTIVITIES
  Proceeds from maturities of held for
    investment securities                      2,550,000       2,000,000
  Purchases of investment securities          (2,149,375)     (1,000,234)
  Net decrease (increase) in loans           (11,517,190)     (6,645,492)
  Purchases of property and equipment           (157,858)        (24,893)
  Redemption (purchase) of FHLB stock           (200,000)           -0-
    Net cash provided (absorbed) by
      investing activities                   (11,474,423)     (5,670,619)

FINANCING ACTIVITIES
  Dividends paid                                (535,898)       (496,027)
  Net increase (decrease) in deposits         16,367,632       4,599,790
  Proceeds from advances and other
   borrowed money                             76,000,000      33,000,000
  Repayments of advances and other
   borrowed money                            (79,000,000)    (32,000,000)
  Proceeds from issuance of common stock           9,501          10,600
Net cash provided (absorbed) by
  financing activities                        12,841,235       5,114,363

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  2,463,478         925,501

CASH AND CASH EQUIVALENT-beginning of period   4,922,213       3,673,085
CASH AND CASH EQUIVALENTS-end of period       $7,385,691      $4,598,586

   See accompanying notes to consolidated financial statements.
PAGE

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

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

The accompanying consolidated financial statements include the accounts of Community Financial Corporation(the "Company"), its wholly-owned subsidiary, Community Bank(the "Bank") and Community First Mortgage Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). First Mortgage was incorporated on November 12, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

NOTE 2. - EARNINGS PER SHARE

Basic and diluted earnings per share for the periods presented in 1997 and 1996 are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended December 31, 1997 and 1996 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,276,741 and 1,272,348, respectively).The number of shares used to determine diluted earnings per share for the same three month periods is 1,288,923 and 1,279,424, respectively. Earnings per share for the nine months ended December 31, 1997 and 1996 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (1,275,825 and 1,271,690, respectively). The number of shares used to determine diluted earnings per share for the same nine month periods as above was 1,284,946 and 1,277,715, respectively.

NOTE 3. - REGULATORY CAPITAL AND DIVIDENDS DISCUSSION

The following table presents the Bank's capital levels at December 31, 1997, relative to the Office of Thrift Supervision (the "OTS")requirements applicable at that date:

                      Amount     Percent    Actual      Actual
Excess                           Required   Required    Amount
Percent     Amount                         ----------   ---------
---------    -------   -----------

Tangible Capital  $ 2,722,000   1.50%     $21,184,000   11.68%    $18,462,000
Core Capital        5,443,000   3.00       21,184,000   11.68      15,741,000
Risk-based Capital 10,173,000   8.00       22,194,000   17.45      12,021,000

Capital distributions by the Bank are limited by federal regulations
("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior notice to the OTS with the opportunity for the OTS to object to the distribution. A Tier 1 association is defined as an association that has capital immediately prior to and on a pro forma basis after the proposed distribution, equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that associations provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 1997 and 1996 was $1,902,043 and $1,630,547, respectively. Total interest paid for the nine months ended December 31, 1997 and 1996 was $5,559,029 and $4,899,937. Total income taxes paid for the three months ended December 31, 1997 and 1996 was $375,382 and $156,077. Total income taxes paid for the nine months ended December 31, 1997 and 1996 was $1,045,174 and $704,737.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $15.2 million to $182.9 million at December 31, 1997, due primarily to a increase in loans of $11.9 million. The increase in loans receivable was due primarily to the origination of variable rate mortgage loans and consumer loans. Deposits increased $16.4 million to $133.0 million at December 31, 1997, from $116.6 million at March 31, l997 while Federal Home Loan Bank advances decreased during the same period from $26.0 million to $23.0 million. The increase in deposits was used primarily to fund the increase in loans and repay borrowings. Stockholders' equity increased to $24.9 million at December 31, 1997, from $23.3 million at March 31, 1997, due primarily to earnings for the nine month period ended December 31, 1997 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by the payment of cash dividends.

At December 31, 1997, the Bank's non-performing assets totaled $810,000 or 0.44% of total assets compared to $676,000 or .40% of total assets at March
31, 1997. At   December 31, 1997 the Company's non-performing assets were comprised of four residential rental properties which were more than 90 days past due and various consumer loans. Also included in non-performing assets is approximately $270,000 of one-to-four residential rental properties which were acquired by foreclosure and various repossessed vehicles. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. At December 31, 1997 the Company's allowance for loan losses totaled $1,050,961 or .65% of net loans receivable and 130% of non-performing loans, compared to $1,039,013 or .70% of net loans receivable and 154% of non-performing loans at March 31, 1997. See "Results of Operations -Three Months Ended December 31, 1997 and 1996 - Provision for Loan Losses."

     Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Since the Company has had extremely low loan losses during its history, management also considers loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non-performing assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are deposits, principal and interest repayments on loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable , deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.09%, which exceeds the regulatory requirement of 4.00%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operation expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997, the Company had outstanding commitments to extend credit which amounted to $13.7 million (including $1.8 million in available home equity lines of credit). At December 31, 1997, the Company had $23.0 million in advances from the Federal Home Loan Bank of Atlanta. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank PAGE borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

     The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.


RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996.
----------------------------------------------

General. Net income for the three months ended December 31, 1997 was $539,000 compared to $579,000 for the three months ended December 31, 1996. The decrease was due primarily to an increase in noninterest expense which was offset in part by an increase in net interest income and noninterest income
all as further described below.   Income before taxes decreased to $852,000
for the three months ended December 31, 1997 from $928,000 for the three months ended December 31,
1997.

Interest Income.   Total interest income increased to $3.5 million for the
three months ended December 31, 1997, from $3.2 million for the three months ended December 31, 1996, due to an increase in the balances of loans for the three months ended December 31, 1997 as compared to the period ended December 31, 1996.

Interest Expense. Total interest expense increased to $1.9 million for the three months ended December 31, 1997, from $1.7 million for the three months ended December 31, 1996. Interest on deposits increased to $1.5 million for the three months ended December 31, 1997 from $1.3 million for the three months ended December 31, 1996 due primarily to an increase in the average outstanding balance of deposits, primarily certificates of deposit. Interest expense on borrowed money decreased to $363,000 for the quarter ended December 31, 1997, from $375,000 for the quarter ended December 31, 1996, due to a decrease in the average rate on borrowings from 5.78% for the three months ended December 31, 1996 to 5.69% for same period ended December 31, 1997. The average rate paid on interest-bearing liabilities was 4.83% for the three months ended December 31, 1997 compared to 4.78% for the three months ended December 31,
1996.

Provision for Loan Losses. The provision for loan losses decreased to $25,000 for the three months ended December 31, 1997, from $53,000 for the three months ended December 31, 1996. The decrease in provision for loan losses is attributable primarily to a decrease in delinquent loans. See -- "Financial
Condition."

Noninterest Income. Noninterest income increased to $207,000 for the three months ended December 31, 1997, from $136,000 for the three months ended December 31, 1996 due primarily to an increase in checking account charges which is related to an increase in account volume. The number of checking accounts increased due to marketing through direct mail. As the volume of checking accounts increased, so did the volume of overdraft charges which increased noninterest income.

Noninterest Expenses. Noninterest expense increased to $984,000 for the three months ended December 31, 1997, from $734,000 for the three months ended December 31, 1996. The increase in noninterest expense is primarily attributable to an increase in compensation and other expenses related to the opening of a branch location on April 9, 1997 in Virginia Beach, Virginia and the formation of First Mortgage which operates in Richmond, Virginia. The formation expenses were office space and furniture rental and salary expense for two employees. First Mortgage was formed to originate mortgage loans.

Taxes. Taxes decreased to $313,000 for the three months ended December 31, 1997, from $349,000 for the three months ended December 31, 1996, due to the decrease in income before taxes.

Nine Months Ended December 31, 1997 and 1996
--------------------------------------------

General. Net income for the nine months ended December 31, 1997 was $1.4 million compared to $1.2 million for the nine months ended December 31, l996. The primary reason for the increase in net income was the absence of the one-time assessment paid by the Bank in 1996 of $416,000, net of tax, to recapitalize the SAIF. Excluding the SAIF assessment, net income decreased $276,000 for the nine months ended December 31, 1997 compared to the same period in 1996.

Interest Income. Total interest income increased to $10.4 million for the nine months ended December 31, 1997, from $9.5 million for the nine months ended December 31, 1996, due primarily to an increase in the balance of loans.

Interest Expense. Total interest expense increased to $5.5 million for the nine months ended December 31, 1997, from $4.9 million for the nine months ended December 31, 1996. Interest on deposits, primarily certificates of deposit, increased to $4.3 million for the nine months ended December 31, 1997, from $3.8 million for the same period last year due primarily to an increase in the average outstanding deposit balances. The deposit balances increased because of a special promotion at rates offered on certificates of deposit. Interest expense on borrowed money increased to $1.2 million for the nine months ended December 31, 1997 from $1.1 million for the nine months ended December 31, 1996, due to both an increase in the cost of borrowings and increased borrowings from the Federal Home Loan Bank of Atlanta. The cost of borrowings increased from 5.68% for the nine months ended December 31, 1996 to 5.78% for the period ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses increased to $417,630 for the nine months ended December 31, 1997, from $155,933 for the same period last year due to an increase in the size of the loan portfolio and the origination of a greater number of consumer loans, which generally carry a higher risk of default than residential mortgage loans and one secured by rapidly depreciating collateral. Chargeoffs on one-to-four family loans also increased during the year.

Noninterest Income. Noninterest income increased to $550,227 for the nine months ended December 31, 1997, from $389,214 for the nine months ended December 31, 1996, due to an increase in the fees and service charges on checking accounts as the volume of accounts increased and gains resulting from the sale of fixed rate mortgage loans.

Noninterest Expenses. Noninterest expenses decreased to $2.8 million for the nine months ended December 31, 1997, from $2.9 million for the same period last year. The decrease is related primarily to the one-time SAIF premium discussed above, offset, in part, by an increase in compensation and other expenses related to the opening of a branch location on April 9, 1997 in Virginia Beach, Virginia and the formation of First Mortgage which operates in Richmond, Virginia.

Taxes. Taxes increased to $804,647 for the nine months ended December 31, 1997, from $732,599 for the nine months ended December 31, 1996, due to an increase in income before taxes for the nine months ended December 31, 1997.

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

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.PAGE

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) No Reports on Form 8-k were filed during the quarter ended December 31, 1997.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:  February 11, 1998
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)

COMMUNITY FINANCIAL CORPORATION

                               EXHIBIT INDEX

Exhibit No.            Description


11                     Computation of Per Share Earnings.
27                     Financial Data Schedule (Edgar Only).