Form 10KSB40
period 1998-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 1998-06-29
CIK 850606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1998

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [X]    NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The Issuer had $14,715,897 in gross income for the year ended March 31, 1998.

   As of May 29, 1998, there were issued and outstanding 2,568,446 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 29, 1998, was approximately $30,700,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB--Proxy Statement for the 1998 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

              Yes [ ]    No[X]

                                  PART I

Item  1. Description of Business
--------------------------------

General
-------

     Community Financial Corporation ("Community" or the "Company") is a Virginia corporation which owns Community Bank (the "Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, the Bank converted to the stock form of organization through the sale and issuance of shares of its Common Stock. The Company effected a two-for-one stock split in the form of a 100% stock dividend in November 1994 and March 1998.

     The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "CFFC." In November, 1997 the Bank established Community First Mortgage Corporation ("Community First"), a wholly owned mortgage banking subsidiary to originate and sell mortgage loans. Community First has yet to fully begin operations.

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

     At March 31, 1998, Community had $183.9 million in assets, deposits of $138.2 million and stockholders' equity of $25.5 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through its offices located in Staunton, Waynesboro, Stuart Drafts and Virginia Beach, Virginia.

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

     Community's main office is located at 38 North Central Avenue, Staunton, Virginia 24401. The Company's telephone number is (540) 886-0796.

Forward-Looking Statements

This Quarterly Report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Year 2000
---------

  The Corporation is conducting a formal review of its systems and systems providers, due to concerns regarding possible consequences that the year 2000 may pose to computer and other operating systems utilized in its business activities. While a preliminary review has resulted in the identification of certain issues which require resolution, management believes that appropriate plans are in place to resolve these issues in a timely manner. Management does not believe the resolution of these issues will significantly impair the Corporation's ability to provide necessary services to our customers, nor are the costs involved in this program expected to have a material impact on the Corporations earnings or financial condition.

Lending Activities
------------------

     General. The Company, like most other thrift institutions, concentrates its lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial real estate with an emphasis on multi-family housing. The Company makes construction loans secured by commercial real estate and one-to four-family residential properties. Additionally, the Company makes consumer loans in order to increase the diversification and decrease interest rate sensitivity of its loan portfolio and to increase interest income. Substantially, all of the Company's loans are originated within its market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties in Virginia. The Company opened an office in Virginia Beach, Virginia in April, 1997 which will expand the Bank's market to the Hampton Roads area.

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

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1998, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities and invested in any one project was approximately $3.4 million. At March 31, 1998, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $2.7 million.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's total loan portfolio in dollars and percentages as of the dates indicated.

                                                                          March 31,
                   -----------------------------------------------------------------------------------------------------
                         1998                1997                1996               1995                 1994
                   -----------------------------------------------------------------------------------------------------
                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                   -----------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
Residential          $ 94,962  56.92     $ 96,968    63.83%  $ 91,212   62.92%   $ 86,331   62.90%   $ 77,485   61.59%
Commercial             40,115  24.04       37,508    24.69     38,433   26.51      39,667   28.90      41,144   32.71
Construction           10,071   6.04        5,204     3.42      6,415    4.43       4,336    3.15       2,992    2.38
                     --------  ------    --------   ------   --------  ------    --------  ------    --------  -------
  Total real estate   145,148  87.00      139,680    91.94    136,060   93.86     130,334   94.95     121,621   96.68
                     --------  ------    --------   ------    --------  ------    --------  ------    --------  ------
Consumer Loans:
--------------
Unsecured personal      1,935   1.16        4,418     2.91      3,616    2.50       3,600    2.62       1,922    1.53
Secured personal        3,066   1.84          546      .36        ---     ---         ---     ---         ---     ---
Automobile              3,970   2.38        1,646     1.08      1,470    1.01       1,072     .78         687     .55
Home equity             7,086   4.25        1,630     1.07        380     .26         412     .30         505     .40
Deposit account           277    .16          339      .22        234     .16         267     .20         259     .21
Other                      35    .02           76      .05        496     .34       1,577    1.15         809     .63
                     --------  ------     --------   -----    --------  ------    --------  ------    --------  ------
  Total consumer       16,369   9.81        8,655     5.69      6,196    4.27       6,928    5.05       4,182    3.32

Commercial business     5,321   3.19        3,588     2.37      2,709    1.87         ---     ---         ---     ---
                     --------   -----    --------    -----   --------  ------    --------  ------      -------  ------
Total loans
 receivable          $166,838 100.00%    $151,923   100.00%  $144,965  100.00%   $137,262  100.00%   $125,803  100.00%
                     --------  ======    --------   =====-   --------  ======    --------  ======    --------  ======
Less:
Undisbursed loans in
 process                3,003               1,619               1,830               1,477               1,330
Deferred fees and
 unearned discounts       247                 361                 396                 507                 625
Allowance for losses    1,117               1,038               1,000                 763                 703
                     --------             --------            --------            --------            --------
  Total net items       4,367               3,018               3,226               2,747               2,658
                     --------             --------            --------            --------            --------
  Total loans
   receivable, net   $162,471            $148,905            $141,739            $134,515            $123,145
                     ========            ========            ========            ========            =========


     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                     March 31,
                   -------------------------------------------------------------------------------------------------
                            1998              1997              1996                 1995                 1994
                   -------------------------------------------------------------------------------------------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent     Amount  Percent
                   -------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 Residential          $ 13,539    8.12%  $ 11,161    7.34%  $ 12,863    8.87%  $ 12,896    9.40%   $ 14,880   11.83%
 Commercial              6,442    3.86      6,223    4.10      5,548    3.83      2,765    2.01       3,832    3.05
                      --------  ------   --------  ------   --------  ------   ---------  ------    --------  ------
 Total real
  estate loans(1)       19,981   11.98     17,384   11.44     18,411   12.70     15,661   11.41      18,712   14.88
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
Consumer                14,716    8.82      8,114    5.33      5,902    4.07      6,516    4.75       3,677    2.92
Commercial business      4,767    2.86      3,588    2.37      2,709    1.87        ---     ---         ---     ---
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total fixed-rate
   loans                39,464   23.66     29,086   19.14     27,022   18.64     22,177   16.16      22,389   17.80
                       --------  ------   --------  ------   --------  ------   -------   -----      ------   -----
Adjustable-Rate
 Loans:
Real Estate:
 Residential            86,074   51.59     87,336   57.49     80,773   55.72     75,023   54.66      64,532   51.30
 Commercial             39,093   23.43     34,960   23.01     36,876   25.44     39,650   28.88      38,377   30.50
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total real estate
  loans(2)             125,167   75.02    122,296   80.50    117,649   81.16    114,673   83.54     102,909   81.80
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
Consumer                 1,653     .99        541     .36        294     .20        412     .30         505     .40
Commercial Business        554     .33        ---     ---        ---     ---        ---     ---         ---     ---
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total adjustable-
  rate loans           127,374   76.34    122,837   80.86    117,943   81.36    115,085   83.84     103,414   82.20
                      --------  ------   --------  ------   --------  ------    --------  ------    --------  ------
 Total loans
  receivable          $166,838  100.00%  $151,923  100.00%  $144,965  100.00%  $137,262  100.00%   $125,803  100.00%
                      --------  ======   --------  ======   --------  ======    -------- =======    -------- =======

CONTINUED NEXT PAGE



                                                                  March 31,
                      --------------------------------------------------------------------------------------------
                            1998           1997               1996                1995               1994
                      --------------------------------------------------------------------------------------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent   Amount  Percent
                      --------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Less:
Undisbursed loans
 in process              3,003            1,619               1,830               1,477             1,330
Deferred fees and
 unearned discounts        247              361                 396                 507               625

Allowance for losses     1,116            1,038               1,000                 763               703
                      --------          --------            --------            --------         --------
 Total net items         4,366            3,018               3,226               2,747             2,658
                      --------          --------            --------            --------         --------
 Total loans
  receivable, net     $162,472         $148,905            $141,739            $134,515          $123,145
                      ========          ========           ========            ========         =========

----------------
(1) Includes residential real estate construction loans of $818,000, $1,529,000, $2,424,000, $1,588,000 and $1,927,000 and commercial real
     estate   construction   loans  of   $4,321,000,   $3,675,000,   $3,991,000,
     $2,748,000,  and $1,065,000 at March 31, 1998,  1997,  1996, 1995 and 1994,
     respectively. (2) Includes residential real estate construction loans of $3,833,000 and commercial real estate construction loans of $1,099,000 at March 31, 1998.

Loan Maturity and Repricing
---------------------------

     The following table illustrates the contractual maturity of the Company's loan portfolio at March 31, 1998. Mortgages which have adjustable interest rates are shown as maturing based on contractual maturity and demand loans are shown as maturing in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                               Real Estate
                        ------------------------
                        Mortgage(1)   Construction   Consumer    Total
                        -----------------------------------------------
                                          (In Thousands)
Due During Years Ended
----------------------
04/01/98 - 03/31/99       $  8,977    $  9,917     $ 14,087    $ 34,109
04/01/99 - 03/31/03         15,263         154        4,723      20,140
04/01/03 and following     110,837           0        2,880     112,589
                          --------    --------     --------    --------
     Total                $135,077    $ 10,071     $ 21,690    $166,838
                          ========    ========     ========    ========

-----------

(1)  Includes residential and commercial real estate loans.


  The total amount of loans due after March 31, 1999 which have predetermined interest rates is $14.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $118.7 million.

One-to Four-Family Residential Real Estate Lending
---------------------------------------------------

     The Company's primary lending program is the origination of loans secured by one-to four-family residences, substantially all of which are located in the Company's market area. The Company evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits the Company to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Company generally makes one-to-four-family residential real estate loans in amounts of 80% or less of the appraised value thereof. In certain instances, the Company will lend up to 90% of the appraised value of the underlying real estate and requires the borrower to purchase private mortgage insurance in an amount to reduce the Company's exposure to 80% or less.

  Most savings institutions, including Community, historically made one- to four-family residential mortgage loans on a 30-year fixed-rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans is generally substantially shorter.

  In order to reduce its exposure to changes in interest rates, the Company has de-emphasized the origination of 30-year fixed-rate one-to-four-family residential mortgage loans for retention in its own portfolio. For the year ended March 31, 1998, 79.5% of all one-to-four-family residential loans originated by the Company had adjustable interest rates. Although, due to competitive market pressures, the Company does originate fixed-rate mortgage loans, it currently underwrites and documents all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 1998, $12.7 million (excluding $818,000 of residential construction loans) or 12.8%, of the Company's one-to-four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

  The Company's current one-to-four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust primarily every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Although the Company's primary one-to-four-family residential loan is one year adjustable, the Company has begun to offer a residential loan which adjusts every three years generally in accordance with the rates on three year U.S. Treasury Bills. The Company's ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in its market area, Community makes one and three-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 1998, ARM loans totaled $86.0 million, or 51.6%, of the Company's total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

 All one-to-four-family real estate mortgage loans being originated by the Company contain a "due-on-sale" clause providing that the Company may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Company's policy to enforce these due-on-sale clauses concerning fixed-rated loan and to permit assumptions of ARMs, for a fee, by qualified borrowers.

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


Commercial Real Estate and Construction Lending
-----------------------------------------------

  The Company has originated and, in the past has purchased, commercial real estate loans and loan participations. The Company also makes commercial real estate construction loans. The Company's commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. The Company has in recent years placed more emphasis on multi-family housing loans for its commercial real estate loan portfolio. At March 31, 1998, commercial real estate and construction loans aggregated $50.2 million or 30.5% of the Company's total loans receivable before net items. The Company's commercial real estate and construction loans are secured by properties located in the Company's market area.

  The Company's commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, the Company charges fees ranging from 1% to 2% on these loans. At March 31, 1998, the Company had $6.4 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by the Company are fully amortizing with maturities ranging from five to 30 years.

  At March 31, 1998, the Company had $5.4 million or 3.2% of its total loans receivable before net items invested in commercial construction loans compared to $3.7 million or 2.4% at March 31, 1997. At March 31, 1998, the Company had eleven commercial construction loans, the largest one having an outstanding balance of $1.1 million at March 31, 1998. All of these loans are presently performing in accordance with their terms. The Company's commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. The Company's construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

  At March 31, 1998, the Company had 17 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $31.6 million. Management is monitoring one commercial real estate borrower with a balance of $1.4 million which was delinquent at March 31, 1998. Based on a current appraisal of the property, no allowance for loan losses has been recorded. The largest was a group of loans to a single borrower for $2.7 million secured primarily by multi-unit apartments, single family rental houses and a restaurant.

  The following table presents information as to Community's commercial real estate and construction lending portfolio as of March 31, 1998 by type of project.

                                               Number
                                                 of       Principal
                                                Loans      Balance
                                               ------    -----------
                                              (Dollars in Thousands)
Permanent financing:
  Multi-family residential
    building                                      49       $18,586
  Hotel and motel                                  1           222
  Commercial and industrial building              87        20,103
  Raw land                                        14         1,074
  Church                                           2           130
                                                 ---       -------
                                                 153        40,115
                                                 ---       -------
Acquisition and construction
  financing:
  Commercial and industrial building              11         5,420
                                                 ---       -------

   Total                                         164       $45,535
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

  The Company offers various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans and credit card receivables. At March 31, 1998, the Company had $16.4 million or 9.8% of its total loans receivable before net items invested in consumer loans. With the exception of $1.7 million home equity loans at March 31, 1998, the Company's consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are home equity loans. Community originates all of its consumer loans in its market area and intends to continue its consumer lending in this geographic area.

  The Company offers VISA credit card accounts. At March 31, 1998, 1,113 credit card accounts had been issued, with an aggregate outstanding balance of $370,233 and unused credit available of $2.5 million. The Company presently charges no annual membership fee and an annual rate of interest of 15.98%.

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

  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Company, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. The Company adds general provisions to its loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in the Company's consumer loan portfolio has generally been low ($45,000 at March 31, 1998), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending
---------------------------

         The Company also orginiates commercial business loans. At March 31, 1998 the Company had $5.3 million in commercial business loans outstanding, representing 3.2% of the Company's gross loan portfolio. The Company offers commercial business loans to service existing customers, to consolidate its banking relationships with these customers, and to further its asset/liability management goals.

         Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. The Company's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 1998, the Company has $3.7 million of secured commercial business loans and $1.6 million of unsecured commercial business loans.

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

Loan Originations, Purchases and Sales
--------------------------------------

  Federal regulations authorize the Company to make real estate loans anywhere in the United States. However, at March 31, 1998, substantially all of the Company's real estate loans were secured by real estate located in the Company's market area.

  Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. The Company purchased $629,000 in loans in fiscal 1998.

  Generally, the Company originates fixed-rate residential mortgage loans for sale in the secondary market and retains adjustable-rate mortgage loans for the Company's portfolio. Prior to fiscal 1997 the Company retained the servicing for mortgage loans sold. During fiscal 1997 the Company began to sell loans with servicing released to be more competitive in that market.

  The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.



                                              Year Ended March 31,
                                          ----------------------------
                                            1998      1997      1996
                                          ----------------------------
                                                 (In Thousands)
Origination by Type:
-------------------
Adjustable Rate:
 Real estate - one- to four-family
                residential               $20,724  $21,687   $16,132
             - commercial                   9,693    5,974     1,449
             - home equity                    390      230       311
                                          -------   -------   -------
     Total adjustable rate                 30,807   27,891    17,892
                                          -------   -------   -------
Fixed Rate:
----------
 Real estate - one- to four-family
               residential                  5,345    3,280     4,636
             - commercial                     ---    1,092     2,109
 Non-real estate - consumer(1)             22,009   10,857     8,163
                                          -------   -------   -------
     Total fixed rate                      27,354   15,229    14,908
                                          -------   -------   -------
Sales and Repayments
--------------------
Real estate loans                           4,001    1,418     1,085
Principal repayments                       23,552   23,836    19,750
                                          -------   -------   -------
     Total reductions                      27,553   25,254    20,835
                                          -------   -------   -------
Increase (decrease) in other
 items, net                               (17,041) (10,699)   (4,741)
                                          -------   -------   -------
     Net increase (decrease)              $13,567  $ 7,167   $ 7,224
                                          =======   =======   =======

-----------------

(1) Consumer loans include the amounts outstanding on credit card accounts opened by the Company and outstanding lines of credit on home equity loans. The total credit available was $4.6 million, $4.1 million and $3.6 million at March 31, 1998, 1997 and 1996, respectively, which would have increased fixed-rate consumer loans to $24.1 million, $14.9 million and $12.2 million at such dates, respectively.

Income From Lending Activities
------------------------------

  Community realizes interest and loan fee income from its lending activities. The Company receives loan fees on both commercial real estate and one-to four-family residential loans. The Company receives loan fees and charges related to existing loans, which include late charges. Interest on loans, loan fees and service charges together comprised 96.1% of the Company's total revenues for the year ended March 31, 1998. Income from loan fees and other fees is a volatile source of income, varying with the volume and type of loans and commitments made and with competitive and economic conditions.

  Loan fees and loan origination cost are deferred and amortized over the life of the loans to which they relate. The remaining deferred fees are amortized into income over the estimated remaining lives of the loans to which they relate, using a method which approximates level yield. The Company had deferred fees net of direct underwriting costs of $247,322 at March 31, 1998.

Delinquent and Problem Loans
----------------------------

  When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days the Company issues a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, the Company may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by the Company. Historically, deficiencies have been cured promptly.

  The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                        Residential          Commercial
                        Real Estate          Real Estate          Consumer
                      ------------------  ------------------ -----------------
                       Number    Amount   Number     Amount    Number   Amount
                      --------------------------------------------------------
                                        (Dollars in Thousands)
Loans Delinquent for:
--------------------
30-59 days               7      $908         1     $1,368         15    $510
60-89 days               1        83         0          0          4      28
90 days and over         4       590         0          0          2      45
                        ---     -----      ---      -----       ----    ----
Total delinquent loans  12    $1,581         1     $1,368         21    $583
                        ===    =====       ===      =====       ====    ====


  Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1998, the Company had classified $2.3 million of its assets as substandard, none as doubtful or loss. All assets of the Company that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern." In addition, the Company had $1.4 million in special mention assets. See "- Non-Performing Assets."

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


                                               March 31,
                           --------------------------------------------------
                             1998     1997      1996      1995      1994
                           --------------------------------------------------
                                          (Dollars in Thousands)

Non-accruing loans:
 Real Estate              $  590     $  400    $  ---    $    3    $  ---
 Consumer                     45        103       ---       ---       ---

Accruing Loans Delinquent
 More Than 90 Days:

 Residential                                       52                  15
 Commercial                  ---        ---       ---       ---        23
 Consumer                    ---        ---       541       ---        18
Real estate acquired         ---        ---       ---       ---       ---
 through foreclosure         303        173       148       350       380
                          ------     ------    -------   ------    ------
     Total                $  938     $  676    $  741    $  353   $   436
                          ======     ======    =======   ======    ======
     Total as a percentage
      of total assets        .51%       .40%      .46%      .23%      .32%
                          ======     ======    =======    ======    ======
Unallocated allowance for
  loan losses             $1,080     $  783    $  791    $  728    $  628
                          ======     ======    =======    ======    ======


  At March 31, 1998, the Company's non-performing assets were comprised of three single family residential properties, a combination single family house and farm which were more than ninety days past due, real estate acquired through foreclosure of three single family dwellings, two rental properties of three and two units respectively, and a five acre lot. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loans Of Concern
----------------------

  As of March 31, 1998, there were $1.4 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

  The $1.4 million in other loans of concern referred to above is comprised primarily of 10 residential real estate loans. Seven of the loans are one-to four family rental properties with three borrowers and with an aggregate loan balance of $880,000. One loan is a multi-family property with a loan balance of $384,000. The remaining two real estate loans are residential construction loans to one borrower with a total balance of $112,000. The balance of the $1.4 million in other loans is one consumer loan. The Company is closely monitoring the status of these loans.

  Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate
---------------------------------------------

  The Company provides valuation reserves for anticipated losses on loans and real estate when its management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Company also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 1998, the Company increased its allowance for losses on loans by $78,000 due primarily to the increased loan volume, especially in commercial real estate, construction and consumer loan. At March 31, 1998, the Company had an allowance for loan losses of $1.1 million which represent .58% of total loans receivable and 119% of nonperforming loans.

  The following table sets forth an analysis of the Company's allowance for loan losses.


                                     Year Ended March 31,
                      ------------------------------------------------
                        1998      1997      1996      1995       1994
                      ------------------------------------------------
                                     (Dollars in Thousands)

Balance at beginning
  of period           $ 1,039    $1,000   $   763   $   661   $   613

Provision charged to
 operations               499       181       307       109        74
                      -------   -------   -------   -------   -------
Charge-offs:
-----------
  Residential real
   estate                 116        59       ---       ---       ---
  Consumer                376       110        71         7        28

Recoveries:
  Consumer                 71        27         1       ---         2
                      -------   -------   -------   -------   -------
Net charge-offs           421       142        70         7        26
                      -------   -------   -------   -------   -------
Balance at end
 of period            $ 1,117    $1,039    $1,000   $   763   $   661
                       =======   ======   =======   =======   =======

Ratio of net charge-
 offs during the
 period to  average
 loans outstanding
 during the period        .27%      .10%      .01%      .01%      .01%



  The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                   Commercial
                      Residential  Real Estate  Construction  Consumer   Total
                      --------------------------------------------------------
                                         (Dollars in Thousands)
March 31, 1998
--------------
Amount of loan loss
 allowance           $   376        $   161       $   116   $   464   $   1,117
Loan amounts by
 category             94,962         40,115        10,071    21,690     166,838
Percent of loans in
 each category to
 total loans           56.92%         24.04%         6.04%    13.00%      100.0%

March 31, 1997
--------------
Amount of loan loss
 allowance           $   385        $   140       $    78   $   436   $   1,039
Loan amounts by       96,968         37,508         5,204    12,243     151,923
 category
Percent of loans in
 each category to
 total loans           63.83%         24.69%         3.42%     8.06%      100.0%

March 31, 1996
--------------
Amount of loan loss
 allowance           $   381        $   242        $   83    $   294   $  1,000
 Loan amounts by
 category             91,212         38,433         6,415      8,905    144,965
Percent of loans in
 each category to
 total loans            62.9%          26.5%          4.5%      6.1%      100.0%

March 31, 1995
--------------
Amount of loan loss
 allowance           $   216        $   374        $   72   $   101     $   763
Loan amounts by
 category             86,331         39,667         4,336     6,928     137,262
Percent of loans in
 each category to
 total loans            62.9%          28.9%          3.2%      5.0%      100.0%

March 31, 1994
--------------
Amount of loan loss
 allowance            $  193        $   408        $   23     $   79    $   703
Loan amounts by
 category             77,583         41,046         2,992      4,182    125,803
Percent of loans in
 each category to
 total loans            61.7%          32.6%          2.4%       3.3%     100.0%

                                       23

Subsidiary Activities
---------------------

  The Bank established Community First, a mortgage banking subsidiary, in November, 1997. Community First is located in Richmond, Virginia and originates mortgage loans to sell to investors. At March 31, 1998, Communitiy First had no material operations.

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

  As a member of the FHLB System, Community Bank must maintain minimum levels of investments that are liquid assets as specified by the OTS. See "Regulation -Liquidity." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. See "Regulation - Liquidity."

  Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.7%. See "Regulation Federal Home Loan Bank System."

  The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC common stock, are indicated in the following table. At March 31, 1995, the Company did not have any investment securities with contractual maturities in excess of five years.



                                       March 31, 1998
                      --------------------------------------------------
                        Within      1 to 5         Total Investment
                        1 Year       Years            Securities
                      ----------  ----------   -------------------------
                      Book Value  Book Value   Book Value   Market Value
                      ----------  ----------   ----------   ------------
                                  (Dollars in Thousands)

Federal agency
 obligations          $     500   $    1,361   $  1,861     $    1,866
State agency
 obligations and
 commercial paper           323        1,000      1,323          1,355
                         ------       -------     -------        -------
Total investment
 securities           $     823    $   2,361    $ 3,184      $   3,221
                         ======       =======     =======        =======
Weighted average
 yield                    5.67%         6.59%      6.35%          6.28%
                           ===           ===        ===            ===




  The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                  March 31,
                                    ----------------------------------------------
                            1998            1997            1996
                        ----------------------------------------------
                         Book    % of    Book    % of    Book     % of
                         Value   Total   Value   Total   Value   Total
                         -----   -----   -----   -----   -----   -----
                                    (Dollars in Thousands)

Interest-bearing
 deposits with
 banks                   $2,866  100.0%   $1,015  100.0%  $1,147   100.0%

     Total               $2,866  100.0%   $1,015  100.0%  $1,147   100.0%
                         ======  =====    ======  =====   ======   =====
Investment securities:
 Federal agency
  obligations            $1,861   55.2%   $4,876   55.2%  $5,749    62.7%
 Floating-rate notes
  and commercial
  paper                   1,323    3.6       321    3.6      319     3.5
  FHLMC common
   stock                  3,905   25.4     2,243   25.4    1,754    19.1
                          -----  -----     -----   -----    -----  -----
     Subtotal             7,089   84.2     7,440   84.2    7,822    85.3

FHLB stock                1,600   15.8     1,400   15.8    1,350    14.7
                          -----  -----     -----   -----    -----  -----
     Total investment
      securities and
      FHLB stock         $8,689  100.0%   $8,840  100.0%  $9,172   100.0%
                         ======  =====    ======  =====   ======   =====


Average remaining life
 or term to repricing,
 excluding FHLMC common
 stock, FHLB stock and
 other marketable equity
 securities                 3 years          2 years          2 years



  During fiscal 1998 the market rates paid on investment securities declined. During fiscal 1998, the Company invested primarily in federal and state agency securities with maturities of one to five years some of which are callable within three months to two years from date of purchase.

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

OPTION>                                             At March 31,
                                          ----------------------------
                                            1998      1997      1996
                                          --------  --------  --------
                                                 (In Thousands)
Passbook and statement accounts           $12,443   $ 12,578  $ 12,179
NOW and Super NOW accounts                 21,080     15,576    13,583
Money market accounts                       8,349      9,935    10,232
One- to five-year fixed-rate
 certificates                              91,996     73,817    66,649
Six-month money market certificates         3,232      4,059     6,403
Jumbo certificates                          1,050        614       435
91-day certificates                            14         16        21
                                          --------  --------  --------
     Total                               $138,164   $116,595  $109,502
                                         ========   ========  ========

  The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                              Year Ended March 31,
                                          ----------------------------
                                             1998      1997     1996
                                          --------- --------- --------
                                                 (In Thousands)

Passbook and statement accounts           $  (135)  $    399   $     9
NOW and Super NOW accounts                  5,504      1,993     1,203
Money market accounts                      (1,586)      (297)   (1,388)
One-to five-year fixed-rate
 certificates                              18,179      7,168     4,630
Six-month money market certificates          (827)    (2,344)      108
Jumbo certificates                            436        179       (65)
91-day certificates                            (2)        (5)       (9)
                                          --------    -------   -------
     Total increase                       $21,569  $   7,093   $ 4,488
                                          ========    =======   =======


  The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.


                                       Year Ended March 31,
                      -------------------------------------------------------
                            1998               1997               1996
                      -----------------   ----------------  -----------------
                                Average            Average            Average
                      Average    Rate     Average   Rate    Average     Rate
                      Balance    Paid     Balance   Paid    Balance     Paid
                      -------   -------   -------  -------  -------   -------
                                      (Dollars in Thousands)

Deposit Category
----------------
Noninterest bearing
 demand deposits       $ 2,944    ---%    $  2,145     ---% $  2,653     ---%
Interest bearing
 demand deposits        23,715   2.96       21,412    3.03    20,486     3.05
Savings deposits        12,358   2.99       12,063    2.98    11,808     3.00
Time deposits           87,672   5.45       75,687    5.34    72,934     5.48
                      --------   -----    --------   -----   -------     ----
Total deposits        $126,689   4.61     $111,307    4.54% $107,881     4.61%
                      ========   =====    ========   =====   =======     ====



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

  The following table sets forth the deposit flows of the Company during the periods indicated.


                                            Year Ended March 31,
                                     ---------------------------------
                                       1998        1997        1996
                                     ---------    --------    --------
                                            (Dollars in Thousands)

Opening balance                     $116,595    $109,502     $105,014
Net deposits (withdrawals)            16,718       2,983         (248)
Interest credited                      4,851       4,110        4,736
                                     ---------  --------     --------
Ending balance                      $138,164    $116,595     $109,502
                                     ---------  --------     --------
Net increase                        $ 21,569    $  7,093     $  4,488
                                     ---------   --------    --------
Percent increase                       18.50%       6.47%        4.27%
                                      ======       ======       ======


  During the fiscal year ended March 31, 1998 the Company increased marketing efforts and was more competitive in regard to rates which contributed to the increase in deposits. The Company experienced an increase in both demand and time deposits during fiscal March 31, 1998. To the extent that the Company may rely on sources of funds other than deposits, the Company's earnings may be adversely affected. The Company may use borrowings as an alternative source of funds. See "- Borrowings."

  The following table shows rate information for the Company's certificates of deposit as indicated.


                 2.00-      3.00-     5.00-     6.01-     7.01-     8.01-
                 3.00%      5.00%     6.00%     7.00%     8.00%     9.00%    Total
------------------------------------------------------------------------------------
                                      (Dollars in Thousands)

March 31, 1998   $ 49      $ 5,729   $74,113   $16,402   $  ---   $   ---   $96,293
March 31, 1997     68       17,980    52,466     7,992      ---       ---    78,506
March 31, 1996    159       15,948    40,512    16,572      317       ---    73,508



    The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of March 31, 1998.

                                               Maturity
                           3 Months    Over     Over       Over
                              or      3 to 6   6 to 12      12
                             less     Months    Months    Months     Total
                           --------  --------  ---------  ------   ---------
                                          (Dollars in Thousands)
Certificates of deposit
 less than $100,000        $21,506  $13,910    $26,689   $23,192   $85,298

Certificates of deposit
 of $100,000 or more.        3,405    2,467      2,888     2,235    10,995
                           -------    ------    -------   -------   -------
    Total certificates
      of deposit           $24,911  $16,377    $29,577   $25,427    $96,293
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

  The Company's borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by the Company for general corporate purposes. At March 31, 1998, the Company had no securities sold under agreements to repurchase.

  The Company generally utilizes borrowings to supplement deposits when they are available at a lower overall cost to the Company or they can be invested at a positive rate of return.

  The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.


                                       Year Ended March 31,
                           ---------------------------------------------
                                1998            1997           1996
                           --------------  -------------  --------------
                                          (In Thousands)

Maximum Balance:
FHLB                          $32,000          $28,000        $27,000




                           Amount    Rate  Amount   Rate  Amount   Rate
                           ------    ----  ------   ----  ------   ----
Average Balance:
FHLB advances              $25,917    5.7% $26,542   5.6%  $25,347  6.1%



  The following table sets forth information as to the Company's borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.


                                              At March 31,
                                       -------------------------
                                        1998     1997     1996
                                       ------   ------    ------
                                        (Dollars in Thousands)

FHLB advances                          $18,000  $26,000  $27,000
                                       -------  -------  -------
     Total borrowings                  $18,000  $26,000  $27,000
                                        =======  =======  =======

Weighted average interest
 rate of FHLB advances                    5.77%    6.85%    5.88%





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

  The Company considers its primary market for savings to be Augusta County and for mortgage loans to be Augusta and Rockingham Counties. At March 31, 1998, there was one thrift institution and twelve commercial banks with offices in the Company's two-county primary market area. The Company estimates that its market share of savings deposits in Augusta County is approximately 10% and its share of mortgage loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia expanded the Bank's market area to the Hampton Roads area of Virginia in the fiscal year March 31, 1998.


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

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Community is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Company to provide for higher general or specific loan loss reserves. The last regular OTS examination of Community was in January, 1998 and the examiners did not require the Company to provide for higher general or specific loan loss reserves.

  All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Company's OTS assessment for the fiscal year ended March 31, 1998, was $50,815.

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

  The Company's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus of the Bank (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Company's lending limit under this restriction was $3.4 million.

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

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits (as of March 31, 1995) insured by the FDIC, which resulted in an assessment of $670,765 being paid by the Bank in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's and the Company's results of operations for the year ended March 31, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement are a 6.48 basis points assessment on

SAIF  deposits  and  1.3  basis  points  on  BIF  deposits   until  BIF  insured
institutions participate fully in the assessment.

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

Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1998, Community Bank met the test and has always met the test since its effectiveness.

  Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. At March 31, 1998, Community Bank met the test and has always met the test since its effectiveness. See "- Holding Company Regulation."

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

  In August 1996, legislation was enacted that repealed the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 1998, the Bank's post-1987 excess reserves amounted to approximately $1,267,000. The recapture will occur over a six-year period, commencing with the fiscal year ending March 31, 1999, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

  To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, the Bank's Excess for tax purposes totaled approximately $2.9 million.

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

  Virginia Taxation. Community conducts its business in Virginia and consequently is subject to the Virginia corporate income tax. The Commonwealth of Virginia imposes a corporate income tax on a basis similar to federal income tax at a rate of 6% on Virginia taxable income.



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

  Thomas W. Winfree. Mr. Winfree, age 53, is the Company's President and Chief Executive Officer. He was elected in October 1995. Prior to joining the Company, Mr. Winfree was President and Chief Executive Officer of Jefferson Savings and Loan in Warrenton, Virginia.

  R. Jerry Giles. Mr. Giles, age 49, is the Company's Chief Financial Officer. He was elected in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

  Shirley V. Lovegrove. Ms. Lovegrove, age 59, is the Company's Vice President, Operations and Savings, a position she has held since 1985. Ms. Lovegrove has been employed by the Company since 1974 and was previously an Assistant Vice President of the Company.

  Angel Negron, Jr. Mr. Negron, age 51, is the Company's Vice President and Chief Lending Officer, a position he has held since February, 1996.

Prior to his employment by the Company, Mr. Negron was a commercial loan officer with a commercial bank for 21 years.

  Paul K. Martin. Mr. Martin, age 34, is the Company's Vice President of Administration, a position he has held since March 31, 1997, and was Assistant Vice-President and Branch Manager of the Company and of the Bank from October 1991 to March, 1996.

  Sarah A. Ralston. Ms. Ralston, age 64, has been the Company's Secretary and Treasurer for the past 17 years. Ms. Ralston has been employed by the Company in various capacities since 1956.

  Patsy Clem. Ms. Clem, age 58, is the Company's Controller, a position she has held since July, 1986. Ms. Clem has been employed by the Company since 1983 in the Accounting Department.

  P. Douglas Richard. Mr. Richard, age 53, is the Company's Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

  Chris P. Kyriakides. Mr. Kyriakides, age 35, is the Company's Vice President and Regional Executive Vice President, a position he has held since January, 1997. Prior to joining the Company Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

Employees
---------

  At March 31, 1998, the Company had a total of 57 employees, including eight hourly employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item  2.  Description of Property
---------------------------------

  The following table sets forth information at March 31, 1998, with respect to the Company's offices, furniture and equipment.


                                       Owned
                                         or         Gross       Net Book
                                       Leased       Square      Value at
        Location           Opened    Expiration     Footage  March 31, 1998
----------------------------------------------------------------------------

38 North Central Avenue    1956        Owned         17,000      $2,196,000
Staunton, Virginia

Rte. 250 West              1989        Owned          5,300         986,000
Waynesboro, Virginia

Routes 340 and 608         1993        Owned          2,074         372,000

Stuart's Draft, Virginia

5300 Kemps River Drive     1997        2002           2,400          88,000
Virginia Beach, Virginia

Community First Mortgage
9011 Arboretum Parkway
Richmond, Virginia         1997        1998           1,800          10,000

  The Company's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau. The net book value of the Company's computer equipment at March 31, 1998 was $169,347.

Item  3.  Legal Proceedings
---------------------------

   There are no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its property is subject.


Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

  No  matter  was  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

                                 PART II

Item  5.  Market for Common Equity and Related Security
          Holder Matters
-------------------------------------------------------

  As of May 29, 1998, there were approximately 585 holders of record of Community Common Stock. Community's stock is quoted on the Nasdaq Stock Market under the symbol "CFFC."

  The following tables present the Corporation's high and low, bid and ask prices as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by the Corporation for the stated periods. This information reflects interdealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                        Bid               Ask
                 ----------------    ----------------
     1998         High      Low       High      Low      Dividends Declared
--------------   ------   ------    ------    ------    -----------------

1st Quarter      $10.75   $10.75    $11.75    $11.63          $.070
2nd Quarter       10.75    10.75     11.75     11.50           .070
3rd Quarter       13.75    10.75     14.25     11.69           .070
4th Quarter       15.25    14.50     16.50     15.50           .070







                        Bid               Ask
                 ----------------    ----------------
     1997         High      Low       High      Low      Dividends Declared
--------------    ------   ------    ------    ------    -----------------

1st Quarter      $ 9.56    $ 9.50    $10.50    $10.50            $.065
2nd Quarter       10.25      9.50     11.25     10.50             .065
3rd Quarter       10.25     10.25     11.25     11.25             .065
4th Quarter       11.25     10.25     11.75     11.13             .070

  Dividend payment decisions are made with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. The ability of the Corporation to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, and indirectly, by the OTS. In general, dividends paid by Virginia corporations may be paid only if, after giving effect to the distribution the corporation is still able to pay its debts as they become due in the usual course of business, or the corporation's total assets are greater than or equal to the sum of its total liabilities plus the amount that would be needed (if the corporation were to be dissolved at the time of the distribution) to satisfy the preferential rights, upon the dissolution, of stockholders whose preferential rights are superior to those receiving the distribution. Restrictions on dividend payments from the Bank to the Corporation (the Corporation's primary source of funds for the payment of dividends to its stockholders) are described in Note 8 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this report.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

         Community Financial Corporation ("Community" or the "Corporation") is a Virginia corporation. Certain of the information presented herein relates to Community Bank (the "Bank"), a wholly owned subsidiary of the Corporation and Community First Mortgage Corporation, a wholly owned subsidiary of the Bank.

         The Corporation and the Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

         The Corporation's net income is primarily dependent on the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings with short-and medium-term maturities, mature or reprice more rapidly, or on a different basis, than its interest-earning assets, primarily loans with longer term maturities than deposits and borrowings. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in lower net income or net losses during periods of rising interest rates, unless offset by other non-interest income. The Corporation's net income is also affected by, among other things, gains on sale of loans, mortgage-backed securities and investment securities, fee income, provision for loan and real estate losses, operating expenses and income taxes.

                            Forward Looking Statement

         When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, and competition, that could cause actual results to differ materially from
historical   earnings  and  those  presently   anticipated  or  projected.   The
Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions of statements expressed with respect to future periods in any current statements.

         The Corporation does not undertake, and specfically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         Presented in the following table, as of March 31, 1998 and 1997, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Board policy limits and in accordance with OTS regulations, based on the assumptions described below. The Board limits have been established with consideration of the dollar impact of various rate changes and the Corporation's strong capital position. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to both the rate increase and slowing prepayments. When rates decline, the Corpora-tion does not experience a significant rise in market value for these loans because borrowers prepay at relatively high rates. The value of the Corporation's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


                                     March 31, 1998           March 31, 1997
                                  --------------------      ------------------
   Change in
  Interest Rate     Board Limit    $ Change    % Change     $ Change  % Change
  (Basis Points)     % Change       in NPV      in NPV       in NPV    in Npv
  --------------     --------       ------      ------       ------    ------
                             (Dollars in Thousands)
     +300              -25%        $-1,296       -4%        $-4,294      -15%
     +200              -15            -251       -1          -2,301       -8
     +100              -10             217        1            -833       -3
      -0-               --             --        --              --       --
     -100              -10            -506       -2             198       +1
     -200              -15            -825       -3              74        0
     -300              -25            -773       -3             280       +1



         Management continually works to maintain a neutral position regarding interest rate risk. In the current interest rate environment, Community customers are interested in obtaining long term credit products and short term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of the Corporation's interest earnings assets. As of March 31, 1998, approximately 75% of the Corporation's gross loan portfolio consisted of loans which reprice during the life of the loan. The Corporation emphasizes adjustable rate mortgage loans and has increased its portfolio of short term consumer loans. Longer term fixed-rate mortgage loans, 20 to 30 years, are generally sol in the secondary market. The Corporaiton is currently originating fixed-rate loans for immediate sale only.

         On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit. The Corporation has also used Federal Home Loan Bank advances to provide funding for loan originations and provide liqudity.

         As with any method of measuring interest rate risk, certain short-comings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain asssets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Average Balances, Interest Rates and Yields

The following table sets forth certain information relating to categories of the Corporation's interest-earning assets and its interest-bearing liabilities for the periods indicated. All average balances are computed on a monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                                                         Year Ended March 31,
                                    ----------------------------------------------------------------------------------------------
                                                1998                             1997                             1996
                                    ----------------------------    -----------------------------    -----------------------------
                                    Average               Yield/    Average                Yield/    Average                Yield/
                                    Balance   Interest     Cost     Balance    Interest     Cost     Balance    Interest     Cost
                                    -------   --------     ----     -------    --------     ----     -------    --------     ----
                                                                             (Dollars in Thousands)
Interest-Earning Assets
-----------------------
Loans ..........................   $158,057   $ 13,344     8.44%    $144,409   $ 12,189     8.44%    $138,127   $ 11,816     8.55%
Investment securities
and other investments ..........     11,665        605     5.18       10,700        589     5.51        9,254        571     6.17
                                   --------   --------               -------   --------               -------   --------
Total interest-earning
assets .........................    169,722     13,949     8.22      155,109     12,778     8.24      147,381     12,387     8.41
                                   --------   --------               -------   --------               -------    -------

Interest-Bearing Liabilities
----------------------------
Deposits .......................    126,689      5,845     4.61      111,307      5,055     4.54      105,093      4,977     4.74
FHLB advances and
other borrowings ...............     25,572      1,471     5.75       26,321      1,481     5.63       25,349      1,538     6.07
                                    -------    -------               -------   --------               -------     ------
Total interest-
bearing liabilities ............    152,261      7,316     4.80      137,628      6,536     4.75      130,442      6,515     4.99
                                    -------    -------               -------   --------               -------     ------
Net interest income/
interest rate spread ...........              $  6,633     3.42                $  6,242     3.49                $  5,872     3.42
                                               =======                         ========                         ========
Net interest-earning
assets/net yield on
interest-earning assets ........              $ 17,461     3.80                $ 17,481     3.57                $ 16,939     3.47
                                               =======                         ========                         ========
Percentage of interest
earning assets to interest-
bearing liabilities ............                         111.47%                          112.70%                          112.99%

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Interest rate spread

The following table sets forth the Corporation's interest rate spread at the dates indicated.

                                                           March 31,
                                                  ---------------------------
                                                   1998       1997      1996
                                                   ----       ----      ----
Yield On
--------
Loans ..........................................   8.29%      8.15%     8.32%
Investment securities and other investments ....   4.49%      6.08%     5.60%
   Total interest-earning assets ...............   8.04%      8.03%     8.14%

Cost Of
-------
Deposits .......................................   4.60%      4.54%     4.62%
FHLB of Atlanta advances and other borrowings ..   5.77%      6.85%     5.88%
   Total interest-bearing liabilities ..........   4.74%      4.96%     4.87%

Interest rate spread ...........................   3.30%      3.07%     3.27%


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


                                                              Year Ended March 31,
                                        ---------------------------------------------------------------
                                                  1998 v. 1997                     1997 v. 1996
                                        ------------------------------   ------------------------------
                                              Increase                         Increase
                                             (Decrease)                       (Decrease)
                                              Due to           Total            Due to          Total
                                        -----------------     Increase    ----------------    Increase
                                         Volume      Rate    (Decrease)    Volume     Rate    (Decrease)
                                        -------     -----    ----------   -------     ----    ----------
                                                                 (Dollars in Thousands)
Interest-Earning Assets
Loans ...............................   $ 1,155         --    $ 1,155     $   532   $  (159)   $   373
Investment securities
and other investments ...............        55        (39)        16          83       (65)        18
                                        -------    -------    -------     -------   -------    -------
   Total interest-earnings assets ...   $ 1,210        (39)   $ 1,171     $   615   $  (224)       391
                                        =======    =======    -------     =======   =======    -------

Interest-Bearing Liabilities
Deposits ............................   $   701    $    89    $   790     $   298   $  (220)   $    78
FHLB advances and other borrowings ..       (41)        31        (10)         59      (116)       (57)
                                        -------    -------    -------     -------   -------    -------
   Total interest-bearing liabilities   $   660    $   120        780     $   357   $  (336)        21
                                        =======    =======    -------     =======   =======    -------
Net interest income .................                         $   391                          $   370
                                                              =======                          =======

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


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

         At March 31, 1998, the Corporation's total non-performing assets were $938,000 or .51% of total assets compared to $676,000 or .40% at March 31, 1997. Non-performing assets at March 31, 1998 were comprised of three single family residential properties, a combination single family house and farm which were more than ninety-days past due, real estate acquired through foreclosure of three single family dwellings, two rental properties of three and two units respectively, and a five acre lot. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general no assurances can be given that the Corporation's level of non-performing assets may not increase in the future.

         The Corporation maintains an allowance for loan losses provide for estimated potential losses in its loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications systems. During fiscal 1998, the Corporation increased its allowance for losses on loans $78,000 to $1,117,000, due to the Corporation's increased loan volume, especially in commercial real estate, construction and consumer loans. See "Asset/Liability Management." Management believes that the loan loss reserve is adequate. The Corporation has had net charge-offs to its loan loss reserve of $421,000, $142,000, and $70,000, for the years ended March 31, 1998, 1997 and 1996, respectively. The increase in net charge-offs is related primarily to one commercial loan. Although management believes it uses the best information available, future adjustments to reserves may be necessary. See "Results of Operations - Comparison of Years Ended March 31, 1998 and 1997 - Provision for Loan Losses."

                              Financial Condition

         The Corporation's total assets increased $16.2 million to $183.9 million at March 31, 1998 primarily as a result of loans receivable which increased $13.6 million. The increase in loans receivable was funded by an increase in deposits of $21.6 million. The increase in deposits can be attributed to both an increase in time deposits of $17.8 million and an increase in checking accounts of $5.4 million. Management believes the increase in time deposits is primarily attributable to a special time deposit promotion and the increase in checking assounts is related to an increased marketing effort. The increase in loans receivable was due to the origination of commercial and construction real estate and more competitive pricing on consumer loans.

         The Corporaiton's principal use of funds is to originate loans. The principal source of funds for loan disbursements is loan principal repayments, net growth in deposits and borrowings. In fiscal 1998 net loans increased by $13.6 million. While borrowing for fiscal 1998 decreased by $8.0 million, the increase in the loan portfolio was funded through increased deposits of $21.6 million.

         Stockholders' equity increased $2.2 million to $25.5 million at March 31, 1998 compared to March 31, 1997. The increase was the result of $1.8 million of net income in fiscal 1998 and net unrealized gains of $1.0 million on available for sale securities, partially offset by dividends paid to stockholders of $715,000.

                             Results of Operations

         The Corporation's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparsion of Year Ended March 31, 1998 and 1997

         General. Net income for the year ended March 31, 1998 was $1,805,483 or $.70 per share compared to $1,734,734 or $.68 per share for the year ended March 31, 1997. Net income increased due primarily to the increase in net interest income of $390,926 during the year ended March 31, 1998.

         Interest Income. Total interest income increased to $13,949,307 for the year ended March 31, 1998 as compared to $12,777,987 for the year ended March 31, 1997. The increase in total interest income can be attributed to an increase in the dollar volume of interest earning assets, primarily $13.6 million in dollar volume of interest earning assets, primarily $13.6 million in mortgage and consumer loans, which was offset by a decrease in the yield on interest earning assets. Average yields on total interest-earning assets remained relatively constant at 8.22% in fiscal 1998.

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------

         Interest Expense. Total interest expense increased to $7,316,025 for the year ended March 31, 1998, from $6,535,631 for the year ended March 31, 1997. While the cost of funds increased from 4.75% for the year ended March 31, 1997 to 4.80% for fiscal 1998, the increase in interest expense is attributable primarily to an increase in the average balance of deposits during fiscal year 1998. The increase in deposit balances was due to increases in both certificates of deposit and checking accounts for the current fiscal year.

         Provision for Loan Losses. The provision increased to $498,764 for the fiscal year ended March 31, 1998, from $180,561 for the fiscal year ended March 31, 1997. The Corporation monitors its loan loss reserve on a quarterly basis and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of March 31, 1998, the total allowance for loan losses amounted to $1,117,131 of which $1,080,000 was not specifically allocated to identified problem loans. At March 31, 1998, the Corporation's total allowance as a percentage of total loans receivable was .68% and as a percentage of total non-performing loans was 119%. See "Asset Quality."

         Noninterest Income. Noninterest income increased to $766,590 in fiscal 1998 as compared to $518,742 for the year ended March 31, 1997, primarily due to an increase in the number of checking accounts and the related charges. The Corporation increased marketing in regard to its checking account products and increased its checking account base by approximately 1,400 accounts during the year ended March 31, 1998.

         Noninterest Expense. Total noninterest expense increased to $4,016,955 during the year ended March 31, 1998 from $3,805,739 for the year ended March 31, 1997 due primarily to the opening of a branch in Virginia Beach, Virginia in April of 1997 and the organization of a mortgage banking subsidiary in November of 1997. The increase in noninterest expense in the fiscal year 1998 was significant, particularly in view of a special one-time assessment by the FDIC of $671,000 in fiscal 1997.

   The Corporation is conducting a formal review of its systems and system providers, due to concerns regarding possible consequences that the year 2000 may pose to computer and other operating systems utilized in its business activities. While a preliminary review has resulted in the identification of certain issues which require resolution, management believes that appropriate plans are in place to resolve these issues in a timely manner. Management does not believe the resolution of these issues will significantly impair the Corporation's ability to provide necessary services to our customers, nor are the costs involved in this program expected to have a material impact on the Corporations earnings or financial condition.

         Taxes. Total taxes increased to $1,078,670 during the year ended March 31, 1998 from $1,040,064 during fiscal 1997. The effective tax rate for the year ended March 31, 1998 was 37.4% as compared to 37.5% for the year ended March 31, 1997. The increase in taxes is attributable to an increase in income before income taxes.

Comparison of Years Ended March 31, 1997 and 1996

         General. Net income for the year ended March 31, 1997 was $1,734,735 or $.68 per share compared to $2,011,538 or $.80 per share for the year March 31, 1996. Net income decreased due to a special one-time assessment by the FDIC of $671,000 which had a tax affected effect of approximately $416,000. Net income for the year ended March 31, 1997, excluding the special assessment, would have been approximately $2,150,000 or $.85 per share.

         Interest Income. Total interest income increased to $12,777,987 for the year ended March 31, 1997 as compared to $12,387,722 for the year ended March 31, 1996. The increase in total interest income can be attributed to an increase in the dollar volume of interest-earning assets, primarily $7.2 million in mortgage and consumer loans which was offset by a decrease in the yield on interest earning assets. Average yields on total interest-earning assets decreased from 8.41% in fiscal 1996 to 8.24% for the 1997 fiscal year due primarily to a more competitive and lower rate environment.

         Interest Expense. Total interest expense increased to $6,535,631 for the year ended March 31, 1997, from $6,515,234 for the year ended March 31, 1996. The increase in total interest expense was attributable to an increase in the average balances of interest-bearing liabilities, primarily $7.1 million in deposits, which was offset by a decrease in the cost of funds. The cost of funds for the 1997 fiscal year decreased to 4.75% as compared to 4.99% for the year ended March 31, 1996 due to a lower interest rate environment and maintaining shorter maturities on borrowings.

         Provision for Loan Losses. The provision decreased to $180,561 for the fiscal year ended March 31, 1997 from $307,361 for the fiscal year ended March 31, 1996. The Corporation monitors its loan loss reserve on a quarterly basis and makes allocations as necessary. Management believes that the level of its loan loss reserve is adequate. As of March 31, 1997, the total allowance for loan losses amounted to $1,039,013 of which $783,700 was not specifically allocated to
                                       52

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------

identified problem loans. At March 31, 1997, the Corporation's total allowance as a percentage of total loans receivable was .69% and as a percentage of total non-performing loans was 154%. See "Asset Quality."

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

         Noninterest Expense. Total noninterest expense increased to $3,805,739 during the year ended March 31, 1997 from $2,808,924 for the year March 31, 1996 due primarily to the special one-time assessment by the FDIC. The increase in noninterest expenses other than the special one-time assessment relates to preparation for the opening of a branch in Virginia Beach, Virginia in April, 1997 and the general growth of the Corporation.

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

         Liquidity represents the ability of the Corporation to meet its on-going funding requirements for contractual obligations, the credit needs of customers, withdrawal of customers' deposits and operating expenses. Savings associations are required to maintain minimum levels of liquid assets. OTS regulations currently require the Bank to maintain an average daily balance of liquid assets equal to at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998, the Bank's liquid asset ratio was 7.7%.

         The Corporation's dominant source of funds during the year ended March 31, 1998 was from deposits which increased by $21.6 million, due primarily to an increase in time deposits of $17.8 million and a $3.7 million increase in demand deposits. FHLB advances decreased from March 31, 1997 by $8.0 million. Management believes this shift in deposit categories is attributable primarily to a time deposit promotion during the fiscal year which offered a rate of interest greater than the prevailing market and the increase in demand deposits was due to increased marketing of the Corporation's free checking account.

         The Corporation's cash increased $2.4 million from $4.9 million at March 31, 1997 to $7.3 million at March 31, 1998. The increase in cash was related to the increase in deposits and a decrease in securities held to maturity of $2.0 million.

         At March 31, 1998, the Corporation had commitments to purchase or originate $8.3 million of loans. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $70.9 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Corporation. Management further believes that loan repayments and other sources of funds will be adequate to meet the Corporation's foreseeable short- and long-term liquidity needs.

         At March 31, 1998, the Bank was in compliance with all of its regulatory capital requirements.

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

                            Accounting Pronouncements

         For a discussion of certain  accounting  pronouncements  implemented by the Corporation during fiscal 1998 and new pronouncements which will be implemented in the future, see Summary of Accounting Policies to Consoli-dated Financial Statements.
                                       53

[BDO SEIDMAN LETTERHEAD]



Report of Independent Certified Public Accountants


To the Board of Directors of
Community Financial Corporation
Staunton, Virginia


         We have audited the accompanying consolidated balance sheets of Community Financial Corporation and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and subsidiary at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



Richmond, Virginia
April 24, 1998


                                           /s/  BDO Seidman, LLP
                                           ----------------------------

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Consolidated Balance Sheets

March 31,                                                  1998         1997
---------                                                  ----         ----
Assets
Cash (including interest bearing deposits of
    approximately $2,866,000 and $1,015,000) .....   $  7,266,145   $  4,922,213
Securities (Note 1)
    Held to maturity .............................      3,184,241      5,197,437
    Available for sale ...........................      3,905,055      2,243,220
Investment in Federal Home Loan Bank stock,
    at cost (Note 6) .............................      1,600,000      1,400,000
Loans receivable, net (Note 2) ...................    162,471,219    148,905,485
Real estate owned, net ...........................        303,365        173,245
Property and equipment, net (Note 3) .............      3,634,223      3,542,108
Accrued interest receivable ......................      1,031,789        989,438
Prepaid expenses and other assets ................        498,137        334,036
--------------------------------------------------------------------------------
                                                     $183,894,174   $167,707,182
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Liabilities
Deposits (Note 4) ................................   $138,164,173   $116,594,885
Advances from Federal Home Loan Bank (Note 6) ....     18,000,000     26,000,000
Advance payments by borrowers
    for taxes and insurance ......................        175,053        135,561
Other liabilities (Notes 7 and 9) ................      2,040,188      1,639,740
--------------------------------------------------------------------------------
Total liabilities ................................    158,379,414    144,370,186
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 9, 10 and 11)
--------------------------------------------------------------------------------

Stockholders' Equity (Notes 8 and 10)
Preferred stock, $.01 par value, authorized
    3,000,000 shares, none outstanding ...........             --             --
Common stock, $.01 par value, 10,000,000
    authorized shares, 2,559,446 and 1,275,348
    shares outstanding ...........................         25,594         12,753
Additional paid-in capital .......................      4,773,634      4,716,677
Retained earnings ................................     18,344,373     17,266,745
Net unrealized gain on securities
    available for sale (Note 1) ..................      2,371,159      1,340,821
--------------------------------------------------------------------------------
Total stockholders' equity .......................     25,514,760     23,336,996
--------------------------------------------------------------------------------
                                                     $183,894,174   $167,707,182
--------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Consolidated Statements of Income

Year Ended March 31,                        1998          1997           1996
--------------------                        ----          ----           ----

Interest income
  Loans ...........................    $13,344,490    $12,188,714    $11,816,368
  Investment securities ...........        410,909        471,864        447,619
  Other investments ...............        193,908        117,409        123,735
--------------------------------------------------------------------------------
Total interest income .............     13,949,307     12,777,987     12,387,722
--------------------------------------------------------------------------------

Interest expense
  Deposits (Note 4) ...............      5,844,535      5,054,884      4,977,188
  Borrowed money ..................      1,471,490      1,480,747      1,538,046
--------------------------------------------------------------------------------
Total interest expense ............      7,316,025      6,535,631      6,515,234
--------------------------------------------------------------------------------
Net interest income ...............      6,633,282      6,242,356      5,872,488
Provision for loan losses
 (Note 2) .........................        498,764        180,561        307,361
--------------------------------------------------------------------------------
Net interest income after
  provision for loan losses .......      6,134,518      6,061,795      5,565,127
--------------------------------------------------------------------------------

Noninterest income
  Service charges, fees and
    commissions ...................        757,462        509,748        430,945
  Other ...........................          9,128          8,994         24,761
--------------------------------------------------------------------------------
Total noninterest income ..........        766,590        518,742        455,706
--------------------------------------------------------------------------------

Noninterest expense
  Compensation and employee
     benefits (Notes 9 and 10) ....      1,956,187      1,333,550      1,183,016
  Occupancy .......................        481,063        399,290        372,560
  Data processing (Note 11) .......        407,925        349,150        308,814
  BIF/SAIF premium disparity
    assessment (Note 8) ...........             --        670,765             --
  Insurance .......................         74,222        189,143        242,076
  Other ...........................      1,097,558        863,841        702,458
--------------------------------------------------------------------------------
Total noninterest expense .........      4,016,955      3,805,739      2,808,924
--------------------------------------------------------------------------------

Income before income taxes ........      2,884,153      2,774,798      3,211,909
--------------------------------------------------------------------------------
Income taxes (Note 7)
  Current .........................      1,013,576        971,179      1,139,733
  Deferred ........................         65,094         68,885         60,638
--------------------------------------------------------------------------------
Total income taxes ................      1,078,670      1,040,064      1,200,371
--------------------------------------------------------------------------------
Net income ........................    $ 1,805,483    $ 1,734,734    $ 2,011,538
--------------------------------------------------------------------------------
Earnings per share (Note 10)
  Basic ...........................    $       .71    $       .68    $       .80
  Diluted .........................    $       .70    $       .68    $       .80
--------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

Item 7.  Financial Statements
------------------------------

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Consolidated Statements of Stockholders' Equity


                                                                                  Net Unrealized
                                                                                     Gain on
                                                     Additional                     Securities         Total
                                          Common       Paid-in       Retained        Available      Stockholders'
                                           Stock       Capital       Earnings        For Sale         Equity
                                           -----       -------       --------        --------         ------
Balance, March 31, 1995 .........     $   12,419   $  4,540,632   $ 14,723,799    $    275,584   $ 19,552,434
Net income ......................             --             --      2,011,538               _      2,011,538
Cash dividends, $.21 per share ..             --             --       (529,100)              _       (529,100)
Exercise of stock options
    (Note 10) ...................            278        111,002             --              --        111,280
Net unrealized gain on
    securities available for sale
    (Note 1) ....................             --             --             --         753,828        753,828
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996 .........         12,697      4,651,634     16,206,237       1,029,412     21,899,980
Net income ......................             --             --      1,734,734              --      1,734,734
Cash dividends, $.26 per share ..             --             --       (674,226)             --       (674,226)
Exercise of stock options
    (Note 10) ...................             56         65,043             --              --         65,099
Net unrealized gain on
    securities available for sale
    (Note 1) ....................             --             --             --         311,409        311,409
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997 .........         12,753      4,716,677     17,266,745       1,340,821     23,336,996
Net income ......................             --             --      1,805,483              --      1,805,483
Two-for-one stock split .........         12,797             --        (12,797)             --             --
Cash dividends, $.28 per share ..             --             --       (715,058)             --       (715,058)
Exercise of stock options
    (Note 10) ...................             44         56,957             --              --         57,001
Net unrealized gain on
    securities available for sale
    (Note 1) ....................             --             --             --       1,030,338      1,030,338
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998 .........     $   25,594   $  4,773,634   $ 18,344,373    $  2,371,159   $ 25,514,760
-------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.



Consolidated Statements of Cash Flows

Year Ended March 31,                       1998          1997           1996
--------------------                       ----          ----           ----
Operating activities
Net income ........................   $ 1,805,483   $  1,734,734    $ 2,011,538
Adjustments to reconcile net
 income to net cash provided
 by operating activities
  Provision for loan losses .......       498,764        180,561        307,361
  Provision for real estate losses             --             --         25,000
  Depreciation ....................       234,007        216,462        212,750
  Amortization of premium and
   accretion of discount on
   securities, net ................          (586)        (3,683)          (351)
  Decrease in net deferred loan
   origination fees ...............      (115,671)       (33,289)      (110,561)

COMMUNITY FINANCIAL CORPORATION
--------------------------------------------------------------------------------


Year Ended March 31,                                   1998            1997           1996
--------------------                                   ----            ----           ----
  Loans originated for resale ................     (4,805,000)     (1,587,470)     (1,422,000)
  Proceeds from loan sales ...................      3,816,000       1,568,470       1,299,000
  Increase (decrease) in deferred
   income taxes ..............................        (24,394)         66,316          62,327
  Loss (gain) on sale of real estate .........         (9,755)          4,274              --
  (Increase) decrease in other assets ........       (206,452)         69,579        (298,374)
  Increase (decrease) in other liabilities ...        464,334         317,805         (13,929)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities ....      1,656,730       2,533,759       2,072,761
----------------------------------------------------------------------------------------------
Investing activities
  Proceeds from maturities of held to maturity
    securities ...............................      3,742,267       2,071,892       2,979,871
  Purchase of held to maturity securities ....     (2,359,982)     (1,375,234)     (4,791,147)
  Net increase in loans ......................    (13,232,234)     (7,494,061)     (7,068,723)
  Purchases of property and equipment ........       (326,123)        (66,527)        (72,735)
  Proceeds from sale of real estate owned ....        152,043         145,002              --
  Redemption of FHLB stock ...................             --         150,000              --
  Purchase of FHLB stock .....................       (200,000)       (200,000)       (100,000)
----------------------------------------------------------------------------------------------
Net cash absorbed by investing activities ....    (12,224,029)     (6,768,928)     (9,052,734)
----------------------------------------------------------------------------------------------
Financing activities
  Net increase in certificates of
    deposit ..................................     17,787,000       4,998,000       4,665,694
  Net increase (decrease) in savings and
    checking deposits ........................      3,782,288       2,095,424        (177,799)
  Proceeds from issuance of common stock .....         57,001          65,099         111,280
  Dividends paid .............................       (715,058)       (674,226)       (529,100)
  Proceeds from advances .....................     76,000,000      33,000,000      78,000,000
  Repayments of advances .....................    (84,000,000)    (34,000,000)    (76,000,000)
----------------------------------------------------------------------------------------------
Net cash provided by financing activities ....     12,911,231       5,484,297       6,070,075
----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
equivalents ..................................      2,343,932       1,249,128        (909,898)
Cash and cash equivalents - beginning
 of year .....................................      4,922,213       3,673,085       4,582,983
----------------------------------------------------------------------------------------------
Cash and cash equivalents - end of year ......   $  7,266,145    $  4,922,213    $  3,673,085
----------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash
  Flow Information
----------------------------------------------------------------------------------------------
Cash payments of interest expense ............   $  7,340,052    $  6,553,835    $  6,482,210
----------------------------------------------------------------------------------------------
Cash payments of income taxes ................   $  1,207,076    $    852,296    $  1,151,092
----------------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash
  Investing and Financing Activities
----------------------------------------------------------------------------------------------
Transfers from loans to real estate
  acquired through foreclosure ...............   $    331,237    $    131,718    $    298,334
----------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


                           Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Community Financial Cor-poration (the "Corporation") and its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation, a wholly-owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         The Corporation places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, previously accrued

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated to accrual status.

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

         The Corporation allocates the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights.

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

                             Property and Equipment

         Property and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the individual assets. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Estimated useful lives are three to ten years for furniture and equipment and five to fifty years for buildings and improvements.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


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

         Section 1616 of the Small Business Job Protection Act of 1996 (the "Act") repealed the percentage of taxable income method of computing bad debt reserves, and required the recapture into taxable income of "excess reserves", on a ratable basis over the next six years. Excess reserves are defined in general, as the excess of the balance of the tax bad debt reserve (using the percentage of taxable income method) as of the close of the last tax year beginning before January 1, 1996 over the balance of the reserve as of the close of the last tax year beginning before January 1, 1988. The recapture of the reserves is deferred if the Corporation meets the "residential loan requirement" exception, during either or both of the first two years beginning after December 31, 1995. The residential loan requirement is met, in general, if the principal amount of residential loans made by the Corporation during the year is not less than the Corporation's "base amount". The base amount is defined as the average of the principal amounts of residential loans made during the six most recent tax years beginning before January 1, 1996.

         As a result of the Act, the Corporation must recapture into taxable income approximately $1,267,000 ratably over six years. The residential loan requirement exception was met for the taxable years ended March 31, 1997 and 1998, therefore the income will be includable over the six-year period beginning with the year ending March 31, 1999.

                          New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Compre-hensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Corporation.

                               Earnings Per Share

         Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the Corporation. The weighted average number of shares of common stock outstanding for the years ended March 31, 1998, 1997 and 1996 were 2,553,216; 2,544,170 and
2,516,136, respectively, for basic earnings per share and 2,583,631; 2,557,549 and 2,517,178, respectively, for diluted earnings per share.

                             Statement of Cash Flows

         For purposes of this presentation, cash equivalents include federal funds sold.

                                     Other

         Certain   reclassifications   have  been  made  in  the  prior   years'
consolidated financial statements to conform to the March 31, 1998 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 1998
--------------------------------------------------------------------------------

                                                Gross        Gross     Estimated
                                Amortized   Unrealized    Unrealized     Market
                                  Cost          Gains       Losses       Value
                                  ----          -----       ------       -----
Held to Maturity
  United States government
      and agency obligations   $1,860,574   $    6,069        $ 749   $1,865,894
  Corporate obligations ....    1,298,644       30,471           --    1,329,115
  Other ....................       25,023          736           --       25,759
--------------------------------------------------------------------------------
                                3,184,241       37,276          749    3,220,768
Available for Sale
  Federal Home Loan Mortgage
      Corporation stock ....       80,605    3,824,450           --    3,905,055
--------------------------------------------------------------------------------
                               $3,264,846   $3,861,726        $ 749   $7,125,823
--------------------------------------------------------------------------------

March 31, 1997
--------------------------------------------------------------------------------

                                                Gross        Gross     Estimated
                                Amortized   Unrealized    Unrealized     Market
                                  Cost          Gains       Losses       Value
                                  ----          -----       ------       -----
Held to Maturity
  United States government
      and agency obligations   $4,876,286   $   14,235     $ 34,287   $4,856,234
  Corporate obligations ....      296,128           --          628      295,500
  Other ....................       25,023          460           --       25,483
--------------------------------------------------------------------------------
                                5,197,437       14,695       34,915    5,177,217
Available for Sale
  Federal Home Loan Mortgage
      Corporation stock ....       80,605    2,162,615           --    2,243,220
--------------------------------------------------------------------------------
                               $5,278,042   $2,177,310     $ 34,915   $7,420,437
--------------------------------------------------------------------------------


The amortized cost and estimated market value of securities at March 31, 1998, by contractual maturity, are shown below:

March 31, 1998
--------------------------------------------------------------------------------
                                                                       Estimated
                                                    Amortized            Market
                                                       Cost               Value
                                                    ----------        ----------
Held to Maturity
 Due in one year or less ...................        $  500,000        $  499,062
 Due in one through five years .............         2,385,597         2,422,456
 Other .....................................           298,644           299,250
--------------------------------------------------------------------------------
                                                     3,184,241         3,220,768
--------------------------------------------------------------------------------

Available for Sale
 Federal Home Loan Mortgage
  Corporation stock ........................            80,605         3,905,055
--------------------------------------------------------------------------------
                                                    $3,264,846        $7,125,823
--------------------------------------------------------------------------------

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


2. Loans Receivable

Loans receivable are summarized as follows:


March 31,                                      1998                      1997
---------                                      ----                      ----
Real estate loans
  First mortgage conventional
      One to four family ............   $  94,939,920             $  96,968,331
      Multi-family ..................      18,586,403                18,787,851
      Commercial ....................      21,032,004                18,720,436
      Construction ..................      10,070,882                 5,204,235
--------------------------------------------------------------------------------
Total real estate loans .............     144,629,209               139,680,853

Less
  Loans in process ..................       3,002,655                 1,619,476
  Deferred loan fees, net ...........         303,099                   372,460
  Allowance for loan losses .........         654,457                   602,910
--------------------------------------------------------------------------------
Net real estate loans ...............     140,668,998               137,086,007

Consumer loans
  Unsecured personal ................       5,050,816                 4,417,470
  Automobile ........................       3,433,609                 1,645,893
  Home equity .......................       7,085,474                 1,630,347
  Deposit account ...................         301,656                   338,976
  Other .............................       6,337,562                 4,210,428
--------------------------------------------------------------------------------
Total consumer loans ................      22,209,117                12,243,114

Less
  Deferred loan fees (origination
   costs), net ......................         (55,778)                  (12,467)
  Allowance for loan losses .........         462,674                   436,103
--------------------------------------------------------------------------------
Net consumer loans ..................      21,802,221                11,819,478
--------------------------------------------------------------------------------
                                        $ 162,471,219             $ 148,905,485
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

Loans serviced for others amounted to approximately $8,792,000, $10,513,000, and $11,264,000 at March 31, 1998, 1997 and 1996, respectively. The loans were not included in the accompanying consolidated statements of financial condition.

The weighted average interest rate on loans receivable was approximately 8.29% and 8.15% at March 31, 1998 and 1997, respectively.

A summary of the allowance for loan losses is as follows:

Year Ended March 31,                      1998           1997           1996
--------------------                      ----           ----           ----
Balance at beginning of year ......   $ 1,039,013    $ 1,000,278    $   762,621
Provision charged to expense ......       498,764        180,561        307,361
Losses charged to the allowance,
  net of recoveries ...............      (420,646)      (141,826)       (69,704)
--------------------------------------------------------------------------------
Balance at end of year ............   $ 1,117,131    $ 1,039,013    $ 1,000,278
--------------------------------------------------------------------------------

Of the total allowance for loan losses at March 31, 1998 and 1997, approximately
$1,080,131  and  $783,700,   respectively,  is  not  specifically  allocated  to
identified problem loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2. Loans Receivable (continued)

The following information relates to the Corporation's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans; there were no loans considered impaired at March 31, 1998.


As of and for the year ended March 31,                                    1997
--------------------------------------                                    ----
Impaired loans with a specific allowance .......................        $416,882
Impaired loans with no specific allowance ......................              --
--------------------------------------------------------------------------------
Total impaired loans ...........................................        $416,882
--------------------------------------------------------------------------------
Total allowance related to impaired loans ......................        $195,270
Average balance of impaired loans for the year .................        $420,956
Interest income on impaired loans for the year
  recorded on a cash basis .....................................        $  4,004
--------------------------------------------------------------------------------

3. Property and Equipment

Property and equipment are summarized as follows:

March 31,                                              1998             1997
---------                                              ----             ----
Buildings ..................................        $3,275,898        $3,201,387
Land and improvements ......................           876,276           876,276
Furniture and equipment ....................           977,220           757,018
--------------------------------------------------------------------------------
                                                     5,129,394         4,834,681

Less accumulated depreciation ..............         1,495,171         1,292,573
--------------------------------------------------------------------------------
                                                    $3,634,223        $3,542,108
--------------------------------------------------------------------------------

4. Deposits

March 31,                                          1998                 1997
---------                                          ----                 ----
Demand deposits
  Savings accounts ...................         $ 12,442,584         $ 12,577,540
  NOW accounts .......................           21,003,469           15,576,036
  Money market deposit
    accounts .........................            8,425,120            9,935,309
--------------------------------------------------------------------------------
Total demand deposits ................           41,871,173           38,088,885

Time deposits ........................           96,293,000           78,506,000
--------------------------------------------------------------------------------
                                               $138,164,173         $116,594,885
--------------------------------------------------------------------------------

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $10,255,517 and $6,594,000 at March 31, 1998 and
1997, respectively.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


4. Deposits  (continued)

Time deposits mature as follows:

March 31,                                           1998                 1997
---------                                           ----                 ----
Within one year ......................          $70,867,000          $58,772,000
One to two years .....................           17,968,000           10,715,000
More than two years ..................            7,458,000            9,019,000
--------------------------------------------------------------------------------
                                                $96,293,000          $78,506,000
--------------------------------------------------------------------------------

Interest expense on deposits is summarized as follows:

Year Ended March 31,                           1998          1997        1996
--------------------                           ----          ----        ----
Time deposits ...........................   $4,773,241   $4,045,717   $3,999,200
Money market deposit and NOW accounts ...      701,547      649,194      624,182
Savings .................................      369,747      359,973      353,806
--------------------------------------------------------------------------------
                                            $5,844,535   $5,054,884   $4,977,188
--------------------------------------------------------------------------------

5. Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

March 31,                                      1998                         1997
---------                          --------------------------    ---------------------------
                                      Carrying       Fair           Carrying        Fair
                                       Amount        Value           Amount         Value
                                       ------        -----           ------         -----
Financial assets
 Cash and short-term investments   $  7,266,145   $  7,266,000   $  4,922,213   $  4,922,000
 Securities ....................      7,089,296      7,126,000      7,440,657      7,420,000
 Loans, net of allowance for
  loan losses ..................    162,471,219    162,682,000    148,905,485    148,509,000
Financial liabilities
 Deposits ......................    138,164,173    138,369,000    116,594,885    116,795,000
 Advances from Federal Home
  Loan Bank ....................     18,000,000     18,000,000     26,000,000     26,000,000


                                      Notional        Fair          Notional        Fair
                                       Amount         Value          Amount         Value
                                       ------         -----          ------         -----
Unrecognized financial instruments
 Commitments to extend credit .... $ 11,825,000   $ 11,825,000   $ 11,179,000   $ 11,179,000


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and short-term investments

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Advances from Federal Home Loan Bank

For advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value. The fair values of all other advances are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of advances.

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

6.  Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:


Due in year ending March 31,
-----------------------------------
1999                    $ 3,000,000
2000                             --
2001                             --
2002                     15,000,000
                        -----------
                        $18,000,000

The weighted average interest rate on advances was 5.77% and 6.85% at March 31, 1998 and 1997, respectively. These advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans under a Blanket Floating Lien Agreement.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


6. Advances From Federal Home Loan Bank (continued)

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended March 31,                1998              1997             1996
--------------------                ----              ----             ----
Maximum amount outstanding
 during the year...............  $32,000,000       $28,000,000      $27,000,000
--------------------------------------------------------------------------------
Average amount outstanding
 during the year...............  $25,916,667       $26,541,667      $25,346,995
--------------------------------------------------------------------------------
Average interest rate during
 the year......................         5.68%             5.58%            6.07%
--------------------------------------------------------------------------------


7. Income Taxes

Deferred tax assets (liabilities), included in "Other liabilities" in the consolidated balance sheets are as follows:

March 31,                                            1998                1997
---------                                            ----                ----
Deferred tax assets
  Deferred loan fees ...................        $        --         $     6,522
  Other ................................              5,426               7,364
--------------------------------------------------------------------------------
                                                      5,426              13,886
--------------------------------------------------------------------------------

Deferred tax liabilities
  Depreciable assets ...................           (149,419)           (143,335)
  FHLMC stock ..........................         (1,453,291)           (821,794)
  FHLB stock ...........................            (90,852)            (90,852)
  Allowance for losses .................            (56,901)             (6,351)
  Other ................................             (4,477)            (93,965)
--------------------------------------------------------------------------------
                                                 (1,754,940)         (1,156,297)
--------------------------------------------------------------------------------
Net deferred tax liability .............        $(1,749,514)        $(1,142,411)
--------------------------------------------------------------------------------


8. Stockholders' Equity and Regulatory Capital Requirements

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 4.0% at March 31, 1998 and 3% at March 31, 1997 of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8. Stockholders' Equity and Regulatory Capital Requirement (continued)

The following table presents the Bank's regulatory capital levels at March 31, 1998 and 1997, relative to the OTS requirements applicable at that date:

                         Amount    Percent       Actual     Actual     Excess
March 31, 1998          Required   Required      Amount     Percent    Amount
--------------          --------   --------      ------     -------    ------
Tangible Capital .... $ 2,742,000    1.50%    $21,632,000    11.83%  $18,890,000
Core Capital ........   7,313,000    4.00      21,632,000    11.83    14,319,000
Risk-based Capital ..  10,380,000    8.00      24,468,000    16.67    14,088,000


                         Amount    Percent       Actual     Actual     Excess
March 31, 1998          Required   Required      Amount     Percent    Amount
--------------          --------   --------      ------     -------    ------
Tangible Capital .... $ 2,498,000    1.50%    $19,779,000    11.88%  $17,281,000
Core Capital ........   4,996,000    3.00      19,779,000    11.88    14,783,000
Risk-based Capital ..   8,908,000    8.00      20,562,000    18.46    11,654,000


The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock, if the effect thereof would cause the net worth of the Bank to be reduced below certain requirements imposed by federal regulations.


Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" savings bank to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 savings bank is defined as a savings bank that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that savings banks provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The Bank did not pay any dividends to the Corporation during the year ended March 31, 1998.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"); during the year ended March 31, 1997, the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of September 30, 1996. Based on the Corporation's deposits as of March 31, 1995, the date for measuring the amount of the special assessment, the Corporation paid a special assessment of approximately $671,000. Excluding this special assessment, net of tax effect, net income and earnings per share for the year ended March 31, 1997 would have been approximately $2,151,000 and $.85, respectively. The FDIC has lowered the premium for deposit insurance from that prior to the special assessment to a level necessary to maintain the SAIF at its required reserve level.

On February 23, 1998, the Board of Directors declared 100% stock dividend in the form of a two-for-one stock split to be distributed March 25, 1998, to all shareholders of record as of March 11, 1998. All applicable share and per share data have been adjusted for the stock dividend.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


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

Year Ended March 31,                         1998           1997           1996
-------------------                          ----           ----           ----
Net periodic pension cost

Service cost - benefits
 earned during the period ............     $ 46,902      $ 30,176      $ 27,872
Interest cost on projected
 benefit obligations .................       39,573        34,077        38,884
Actual return on plan assets .........      (38,146)      (37,684)      (29,905)
Net amortization and deferral ........       (7,275)       (6,695)      (15,502)
--------------------------------------------------------------------------------
                                            $41,054      $ 19,874        $21,349
--------------------------------------------------------------------------------
Accumulated benefit obligation

Vested benefits ......................     $520,012      $441,077       $393,678
Non-vested benefits ..................        9,945         5,743         27,792
--------------------------------------------------------------------------------
                                           $529,957      $446,820       $421,470
--------------------------------------------------------------------------------

Year Ended March 31,                                      1998           1997
--------------------                                      ----           ----
Accrued pension cost

Projected benefit obligation ......................... $ 665,004      $ 537,272
Fair value of plan assets, primarily
  IPG insurance contracts ............................   568,250        546,708
--------------------------------------------------------------------------------
Assets in excess (deficit) of projected
  benefit obligation .................................   (96,754)         9,436
Unrecognized prior service cost ......................    15,504         18,604
Unrecognized net (gain) loss .........................    18,875        (47,270)
Unrecognized net asset ...............................   (49,597)       (57,864)
--------------------------------------------------------------------------------
                                                       $(111,972)      $(77,094)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9. Employee Benefit Plans (continued)

The following assumed rates were used in determining the projected benefit obligations:

Year Ended March 31,                                            1998       1997
--------------------                                            ----       ----
Weighted average discount rate..............................      6.8%      7.0%
--------------------------------------------------------------------------------
Expected long-term rate of return on
  plan assets ..............................................      7.5%     7.5%
--------------------------------------------------------------------------------
Increase in future compensation levels .....................      5.0%     5.0%
--------------------------------------------------------------------------------


The measurement date used to value the plan assets was December 31, 1997, and 1996.

Employee Stock Ownership Plan

The Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan") is a combination of a profit sharing plan with 401(k) and a stock bonus plan. The Plan provides for retirement, death, and disability benefits for all eligible employees.

An employee becomes eligible for participation after completion of one year of service. After meeting the eligibility requirements, an employee becomes a member of the Plan on the earliest January 1, April 1, July 1, or October 1 occurring on or after his qualification.

The contributions to the Plan are discretionary and are determined by the Board of Directors. The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions.

Profit-sharing, pension plan, and retirement expenses were as follows:

                             ESOP and      Supplemental
  Year Ended                 Pension         Unfunded
    March 31,                 Plan          Retirement*                 Total
    ---------                 ----          -----------                 -----

    1996 ................    $38,325          $1,749                    $40,074
    1997 ................     43,513              --                     43,513
    1998 ................     49,967              --                     49,967

*For a former executive officer, amounts are authorized annually.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


10. Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees.

The following table summarizes options outstanding:

Year Ending March 31,            1998              1997              1996
---------------------     -----------------   ----------------   ---------------

                                 Weighted-          Weighted-          Weighted-
                                  average            average            average
                                 exercise           exercise           exercise
                          Shares    price     Shares   price     Shares   price
                          ------    -----     ------   -----     ------   -----
Options outstanding at
  beginning of year ..   127,300   $ 9.57     72,000   $ 8.02     99,260  $ 2.83
Options granted ......    47,000    13.58     67,000    10.69     56,200    9.24
Options exercised ....    (8,750)    6.52    (11,300)   10.00    (55,640)   4.00
Options forfeited ....      (100)   10.00       (400)    5.76    (27,820)   2.00
--------------------------------------------------------------------------------
Options outstanding at
  end of year ........   165,450   $10.80    127,300   $ 9.57     72,000  $ 8.02
--------------------------------------------------------------------------------

         The Corporation applies Accounting Principals Board Opinion 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Corporation's net earnings and net earnings per share would have been decreased to the pro forma amounts as indicated in the following table:

Net income:                       1998              1997              1996
-----------                       ----              ----              ----
  As reported.............     $1,805,483        $1,734,734        $2,011,538
  Pro forma...............      1,696,279         1,611,900         1,914,873

Net income per share:        Basic  Diluted    Basic  Diluted    Basic  Diluted
---------------------        -----  -------    -----  -------    -----  -------
  As reported.............   $0.71    $0.70     $.68     $.68     $.80     $.80
  Pro forma...............    0.66     0.65      .63      .63      .76      .76


The fair value of each option granted is estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions used for grants for the year ended March 31, 1998: a risk free interest rate of 5.24%, dividend yield of 2.00%, expected weighted average term of 10 years, and a volitality of 20.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding and excercisable at March 31, 1998:

                                                           Options Outstanding
                                                         -----------------------
                                                         Weighted      Weighted
                                                          Average       Average
                                                         Remaining     Excercise
                                              Number of  Contractual      Price
                                                Shares   Life (Years)  Per Share
                                                ------   ------------  ---------
$ 6.50 - 9.50 .............................     38,000      8.32         $ 8.24
$10.00 - 15.00 ............................    127,450      8.86          10.94
--------------------------------------------------------------------------------
                                               165,450      8.74         $10.80
--------------------------------------------------------------------------------


11. Commitments and Contingencies

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include single family residences, other residential property, commercial property and land. At March 31, 1998, the Corporation had outstanding commitments to originate loans with variable interest rates of approximately $6,590,000 and loans with fixed rates of approximately $1,720,000. In addition, unused lines of credit amounted to approximately $5,235,000 at March 31, 1998.

Leases

The Corporation is obligated under a noncancellable operating lease beginning April 1, 1997. Future minimum annual rental commitments under the lease is as follows:

       Year Ending
        March 31                        Amount
        --------                        ------
         1999                        $  31,200
         2000                           33,600
         2001                           36,000
         2002                           38,400
                                      --------
                                      $139,200
                                      --------

Total lease expense was $31,200 and $0 for the years ended March 31, 1998 and 1997, respectively, and total data processing expense was $408,000 and $349,000 for the years ended March 31, 1998 and 1997, respectively.

In the normal course of business, the Corporation has entered into employment agreements with certain officers of the Bank.

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------


12. Selected Quarterly Financial Data (Unaudited)

Condensed quarterly financial data is shown as follows:
(Dollars in thousands except per share data)

Year Ended March 31, 1998
-------------------------
                                                First   Second   Third    Fourth
                                              Quarter  Quarter  Quarter  Quarter
                                              -------  -------  -------  -------
Total interest income ......................   $3,363   $3,510   $3,538   $3,538
Total interest expense .....................    1,729    1,874    1,884    1,829
--------------------------------------------------------------------------------
Net interest income ........................    1,634    1,636    1,654    1,709
Provision for loan losses ..................       25      368       25       81
--------------------------------------------------------------------------------
Net interest income after provision
  for loan losses ..........................    1,609    1,268    1,629    1,628
Other income ...............................      169      174      207      217
Other expenses .............................      986      919      984    1,128
--------------------------------------------------------------------------------
Income before income taxes .................      792      523      852      717
Income taxes ...............................      297      195      313      274
--------------------------------------------------------------------------------
Net income .................................   $  495   $  328   $  539   $  443
--------------------------------------------------------------------------------
Earnings per share
  Basic ....................................   $  .20   $  .13   $  .21   $  .17
  Diluted ..................................   $  .20   $  .13   $  .21   $  .16
--------------------------------------------------------------------------------

Year Ended March 31, 1997
-------------------------
                                                First   Second   Third    Fourth
                                              Quarter  Quarter  Quarter  Quarter
                                              -------  -------  -------  -------
Total interest income ......................   $3,144   $3,151   $3,232   $3,251
Total interest expense .....................    1,633    1,600    1,653    1,650
--------------------------------------------------------------------------------
Net interest income ........................    1,511    1,551    1,579    1,601
Provision for loan losses ..................       33       70       53       25
--------------------------------------------------------------------------------
Net interest income after provision
  for loan losses ..........................    1,478    1,481    1,526    1,576
Other income ...............................      118      130      136      135
Other expenses .............................      716    1,462      734      893
--------------------------------------------------------------------------------
Income before income taxes .................      880      149      928      818
Income taxes ...............................      330       54      349      307
--------------------------------------------------------------------------------
Net income .................................   $  550   $   95   $  579   $  511
--------------------------------------------------------------------------------
Basic and diluted earnings
 per share .................................   $  .21   $  .04   $  .23   $  .20
--------------------------------------------------------------------------------

13. Condensed Financial Information of the Corporation (Parent Company Only)

Condensed financial information is shown for the parent company only as follows:

Condensed Statements of Financial Condition

March 31,                                               1998              1997
---------                                               ----              ----
Assets
Investment in the Bank, at equity ............      $21,745,532      $19,905,521
Cash .........................................        1,357,422        2,071,134
Prepaid expenses and other assets ............           40,647           19,520
--------------------------------------------------------------------------------
                                                    $23,143,601      $21,996,175
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Liabilities ..................................      $        --      $        --
--------------------------------------------------------------------------------
Stockholders' Equity
  Common stock ...............................           25,594           12,753
  Additional paid-in capital .................        4,773,634        4,716,677
  Retained earnings ..........................       18,344,373       17,266,745
--------------------------------------------------------------------------------
Total stockholders' equity ...................       23,143,601       21,996,175
--------------------------------------------------------------------------------
                                                    $23,143,601      $21,996,175
--------------------------------------------------------------------------------


Condensed Statements of Income

Year Ended March 31,                       1998           1997           1996
--------------------                       ----           ----           ----
Income
  Interest income .................    $       --     $    4,900     $   34,224
--------------------------------------------------------------------------------
Total income ......................            --          4,900         34,224
--------------------------------------------------------------------------------
Noninterest expenses ..............       (55,652)       (83,187)       (62,755)
--------------------------------------------------------------------------------
Income (loss) before equity in
 undistributed net income of
 the Bank .........................       (55,652)       (78,287)       (28,531)
Equity in undistributed net
 income of the Bank ...............     1,840,010      1,783,140      2,028,221
--------------------------------------------------------------------------------
Income before income taxes ........     1,784,358      1,704,853      1,999,690
Income taxes ......................       (21,125)       (29,881)       (11,848)
--------------------------------------------------------------------------------
Net income ........................    $1,805,483     $1,734,734     $2,011,538
--------------------------------------------------------------------------------

COMMUNITY FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

13. Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31                       1998          1997            1996
-------------------                       ----          ----            ----
Operating activities
  Net income ......................   $ 1,805,483    $ 1,734,734    $ 2,011,538
  Adjustments
    Equity in income of the Bank ..    (1,840,010)    (1,783,140)    (2,028,221)
    (Increase) decrease in prepaid
     and other assets .............       (21,128)       (10,224)        12,189
    Increase (decrease) in other
     liabilities ..................            --        (16,823)           654
--------------------------------------------------------------------------------
Net cash absorbed by operating
 activities .......................       (55,655)       (75,453)        (3,840)
--------------------------------------------------------------------------------
Investing activities
  Proceeds from maturities of
   investment securities ..........            --        249,931        996,776
--------------------------------------------------------------------------------
Net cash provided by investing
 activities .......................            --        249,931        996,776
--------------------------------------------------------------------------------
Financing activities
  Cash dividends paid on common
   stock ..........................      (715,058)      (674,226)      (529,100)
  Stock options exercised .........        57,001         65,099        111,280
--------------------------------------------------------------------------------
Net cash absorbed by financing
  activities ......................      (658,057)      (609,127)      (417,820)
--------------------------------------------------------------------------------
Increase (decrease) in cash .......      (713,712)      (434,649)       575,116

Cash, beginning of year ...........     2,071,134      2,505,783      1,930,667
--------------------------------------------------------------------------------
Cash, end of year .................   $ 1,357,422    $ 2,071,134    $ 2,505,783
--------------------------------------------------------------------------------

                                 PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

  Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  Information concerning executive officers is set forth in Part I of this report under the caption "Executive Officers."

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

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the last fiscal year ended March 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation
--------------------------------
  Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------
  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                 PART IV

Item 13.  Exhibits and Reports on 8-K
-------------------------------------
    (a) Exhibits:



                                              Reference to
                                              Prior Filing, Item
                                               or Exhibit
Regulation                                       Number
S-K Exhibit                                     Attached
  Number                     Document            Hereto
--------------------------------------------------------------

    2    Plan of acquisition, reorganization,
         arrangement, liquid, or succession        None
    3    Articles of Incorporation and Bylaws        *
    4    Instruments defining the rights of
         security holders, including indentures:
         Common Stock Certificate                    *
    9    Voting trust agreement                    None
   10    Material contracts:
         Stock Option and Incentive Plan             *
         Employment Agreement                        *
         Employee Stock Ownership Plan              **
   11    Statement re computation of per
          share earnings                           Item 7
   13    Annual Report to Security Holders         None
   16    Letter on change in certifying
          accountant                               None
   18    Letter on change in accounting
          principles                               None
   19    Previously unfiled documents              None
   21    Subsidiaries of Registrant                 21
   22    Published report regarding matters
          submitted to vote of security
          holders                                  None
   23    Consent of Experts and Counsel             23
   24    Power of Attorney                     Not required
   27    Financial Data Schedule                    27
   99    Additional exhibits                       None

--------------------

* Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed on June 28, 1993, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.


  (b) Reports on Form 8-K:

  No reports on Form 8-K have been filed during the three-month period ended March 31, 1998.


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

                                  COMMUNITY FINANCIAL CORPORATION


Date: June 26, 1998               By:/s/ Thomas W. Winfree
                                     ------------------------------
                                     Thomas W. Winfree
                                     (Duly Authorized Representative)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Thomas W. Winfree           By:/s/ James R. Cooke, Jr.
   -----------------------------     ------------------------------
   Thomas W. Winfree                 James R.Cooke, Jr.
   President and Chief               Chairman of the Board
   Executive Officer                  and Director
  (Principal Executive Officer)

Date: June 26, 1998               Date: June 26, 1998



By: /s/Jane C. Hickok             By: /s/Charles F. Andersen
   -----------------------------      ------------------------------
   Jane C. Hickok                     Charles F. Andersen
   Vice Chairman of the Board         Director
    and Director

Date: June 26, 1998               Date: June 26, 1998



By:/s/Dale C. Smith               By:/s/Kenneth L. Elmore
   -----------------------------     ------------------------------
   Dale C. Smith                     Kenneth L. Elmore
   Director                          Director

Date: June 26, 1998               Date: June 26, 1998

By:/s/ R. Jerry Giles              By:/s/Charles W. Fairchilds
   -----------------------------      ------------------------------
   R. Jerry Giles                     Charles W. Fairchilds
   Chief Financial Officer            Director
  (Principal Financial and
   Accounting Officer)

Date: June 26, 1998               Date: June 26, 1998