Form 10QSB
period 1998-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 1998-08-14
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                             Yes   X       No
                                 -----        -----

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 7, 1998: 2,570,446.

Transitional Small Business Disclosure Format (Check one)

                             Yes           No   X
                                 -----        -----

                         COMMUNITY FINANCIAL CORPORATION


                                      INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition at June 30, 1998 (unaudited)
         and March 31, 1998................................................   1

         Consolidated Statements of Income for the
         Three Months Ended June 30, 1998 and 1997 (unaudited).............   2

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1998 and
         1997 (unaudited)..................................................   3

         Notes to Unaudited Interim Consolidated
         Financial Statements..............................................   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   5


PART II. OTHER INFORMATION.................................................   8

                         COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,         March 31,
                                                       1998             1998
                                                   ------------     ------------
                                                    (Unaudited)
ASSETS

Cash (including interest bearing
  deposits of approximately
  $2,452,000 and $2,866,000) .................     $  6,610,010     $  7,266,145
Securities
  Held to maturity ...........................        2,970,484        3,184,241
  Available for sale .........................        3,775,354        3,905,055
Investment in Federal Home Loan
  Bank stock, at cost ........................        1,600,000        1,600,000
Loans receivable, net ........................      162,355,632      162,471,219
Real estate owned ............................          427,217          303,365
Property and equipment, net ..................        3,861,936        3,634,223
Accrued interest receivable
  Loans ......................................          975,644          945,365
  Investments ................................          102,393           86,424
Prepaid expenses and other assets ............          551,194          498,137
                                                   ------------     ------------
      Total Assets ...........................     $183,229,864     $183,894,174

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits .....................................     $137,158,660     $138,164,173
Advances from Federal Home Loan
  Bank .......................................       18,000,000       18,000,000
Advance payments by borrowers for
  taxes and insurance ........................           94,324          175,053
Other liabilities ............................        2,159,625        2,040,188
                                                   ------------     ------------
      Total Liabilities ......................      157,412,609      158,379,414

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,568,946 and 2,559,446 shares
    outstanding ..............................           25,689           25,594
  Additional paid in capital .................        4,865,039        4,773,634
  Retained earnings ..........................       18,671,502       18,344,373
  Net unrealized gain on securities
    available for sale .......................        2,255,025        2,371,159
      Total Stockholders' Equity .............       25,817,255       25,514,760
                                                   ------------     ------------
      Total Liabilities and
        Shareholders' Equity .................     $183,229,864     $183,894,174
                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
                                                    (Unaudited)
INTEREST INCOME
  Loans ....................................        $3,434,030        $3,211,542
  Investment securities ....................            66,967           122,595
  Other ....................................            50,360            29,148
                                                    ----------        ----------
    Total interest income ..................         3,551,357         3,363,285

INTEREST EXPENSE
  Deposits .................................         1,538,624         1,310,796
  Borrowed money ...........................           276,405           418,361
                                                    ----------        ----------
    Total interest expense .................         1,815,029         1,729,157

NET INTEREST INCOME ........................         1,736,328         1,634,128

PROVISION FOR LOAN LOSSES ..................            75,000            25,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ................         1,661,328         1,609,128

NONINTEREST INCOME
  Service charges, fees
    and commissions ........................           295,264           168,309
  Gain on sale of securities ...............            99,174                --
  Miscellaneous ............................               811               402
                                                    ----------        ----------
    Total noninterest income ...............           395,248           168,711

NONINTEREST EXPENSE
  Compensation & benefits ..................           616,784           424,217
  Occupancy ................................           149,970           114,802
  Data processing ..........................           113,469           101,854
  Federal insurance premium ................            20,359            18,269
  Miscellaneous ............................           273,226           326,882
                                                    ----------        ----------
    Total noninterest expense ..............         1,173,808           986,024

INCOME BEFORE TAXES ........................           882,768           791,815

INCOME TAXES ...............................           376,408           296,641

NET INCOME .................................        $  506,360        $  495,174

BASIC EARNINGS PER SHARE ...................        $     0.20        $     0.20
DILUTED EARNINGS PER SHARE .................        $     0.19        $     0.20
DIVIDENDS PER SHARE ........................        $     0.07        $     0.07


          See accompanying notes to consolidated financial statements.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
                                                    (Unaudited)
OPERATING ACTIVITIES
  Net income .....................................   $   506,360    $   495,174
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for loan losses ..................        75,000         25,000
      Depreciation ...............................        68,576         59,747
      Amortization of premium and accretion
        of discount on securities, net ...........          (580)            13
      (Decrease) in net deferred loan fees .......       (17,475)       (13,848)
      Increase in deferred income taxes ..........         5,718         15,945
      Decrease (increase) in other assets ........       (99,305)       (93,496)
      Increase (decrease) in other liabilities ...        44,544        324,900
      (Gain)loss on sale of loans ................       (11,164)         4,606
      Proceeds from sale of loans ................     7,148,350        723,500
      Loans originated for resale ................    (7,187,850)       786,500
      Gain on sale of available for sale
        securities ...............................       (99,174)            --
  Net cash provided by operating activities ......       433,000        755,041

INVESTING ACTIVITIES
  Proceeds from maturities of held to
    maturity securities ..........................       250,000        250,000
  Proceeds from sale of available for
    sale securities ..............................       101,187             --
  Purchases of investment securities .............            --     (1,759,375)
  Net decrease (increase) in loans ...............        73,063     (5,837,844)
  Purchases of property and equipment ............      (296,289)       (82,901)
  Redemption (purchase) of FHLB stock ............            --       (200,000)
  Increasing Real Estate Owned ...................      (123,852)            --
    Net cash provided (absorbed) by
      investing activities .......................         4,109     (7,630,120)

FINANCING ACTIVITIES
  Dividends paid .................................      (179,231)      (178,549)
  Net increase (decrease) in deposits ............    (1,005,513)       653,410
  Proceeds from advances and other
   borrowed money ................................     4,000,000      8,000,000
  Repayments of advances and other
   borrowed money ................................    (4,000,000)    (2,000,000)
  Proceeds from issuance of common stock .........        91,500            500
Net cash provided (absorbed) by
  financing activities ...........................    (1,093,244)     6,475,361
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................      (656,135)      (399,718)
CASH AND CASH EQUIVALENTS-beginning of period ....     7,266,145      4,922,213
CASH AND CASH EQUIVALENTS-end of period ..........   $ 6,610,010    $ 4,522,495


          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"),its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage
Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

NOTE 2. - EARNINGS PER SHARE

Basic and diluted earnings per share for the periods presented in 1998 and 1997 are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended June 30, 1998 and 1997 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,564,495 and 2,550,710, respectively).The number of shares used to determine diluted earnings per share for the same three month periods was 2,610,156 and 2,572,790, respectively.

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at June 30, 1998 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA'):

                        Amount     Percent      Actual     Actual     Excess
                       Required   Required      Amount    Percent     Amount
                     -----------  ---------  -----------  -------  -----------
Tangible Capital     $ 2,736,000    1.50%    $22,147,000   12.14%  $19,411,000
Core Capital           7,295,000    4.00      22,147,000   12.14    14,852,000
Risk-based Capital    10,831,000    8.00      23,270,000   17.19    12,439,000

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

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 1998 and 1997 was $1,822,582 and $1,723,894, respectively. There were no income taxes paid for the three months ended June 30, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets decreased $644,000 to $183.2 million at June 30, 1998, due primarily to a decrease in cash of $656,000. The decrease in cash was related to a decrease in deposits. Deposits decreased $1.0 million to $137.2 million at June 30, 1998, from $138.2 million at March 31, 1998. The decrease in deposits was due to the maturity of higher rate certificates of deposit originally offered by the Company in connection with a promotion to attract deposits which were not reinvested by depositors. However, approximately 94% of such deposits rolled over into new certificates of deposits at market rates. Stockholders' equity increased to $25.8 million at June 30, 1998, from $25.5 million at March 31, 1998, due primarily to earnings for the three month period ended June 30, 1998, which was partially offset by a payment of $0.07 per share in cash dividends.

At June 30, 1998, the Bank's non-performing assets totaled approximately $444,000 or .24% of assets compared to $938,000 or .51% of assets at March 31, 1998. Real estate acquired through foreclosure included in nonperforming assets totals $427,000 and is comprised of three single family residential properties, a three unit rental property and a residential lot. In addition to the nonperforming loans, at June 30, 1998, the Company had other loans of concern consisting of two real estate loans to one borrower with a total balance of $1.5 million, secured primarily by commercial and rental property, and three consumer loans with a total balance of approximately $66,000. These loans were current at June 30, 1998 but due to previous delinquencies by the borrower are being monitored by the Company. At June 30, 1998, the Company's allowance for loan losses to non-performing assets was 259% and to total assets was .63%.

The Company maintains an allowance for loan losses to provide for estimated potential losses in its loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications system. Management believes that the loan loss reserve is adequate at June 30, 1998. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.46%, which exceeds the regulatory requirement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997.
------------------------------------------

General. Net income for the three months ended June 30, 1998 was $506,000 compared to $495,000 for the three months ended June 30, 1997, due primarily to an increase in net interest income and a gain realized on the sale of investment securities, which was offset in part by an increase in noninterest expenses. Income before taxes increased to $883,000 for the three months ended June 30, 1998 from $792,000 for the three months ended June 30, 1997.

Interest Income. Total interest income increased to $3.6 million for the three months ended June 30, 1998, from $3.4 million for the three months ended June 30, 1997, due to an increase in the average balance of loans outstanding for the three months ended June 30, 1998 as compared to the period ended June 30,1997. The average yield earned on interest-earning assets was 8.22% for the three months ended June 30, 1998 compared to 8.25% for the three months ended June 30, 1997.

Interest Expense. Total interest expense increased to $1.8 million for the quarter ended June 30, 1998, from $1.7 million for the quarter ended June 30, 1997. Interest on deposits increased to $1.5 million for the quarter ended June 30, 1998 from $1.3 million for the quarter ended June 30, 1997 due primarily to an increase in deposits. Interest expense on borrowed money decreased to $276,000 for the quarter ended June 30, 1998, from $418,000 for the quarter ended June 30, 1997, due to a decrease in average borrowings. The average rate paid on interest-bearing liabilities was 4.69% for the three months ended June 30, 1998 compared to 4.74% for the three months ended June 30, 1997.

Provision for Loan Losses. The provision for loan losses increased to $75,000 for the three months ended June 30, 1998, from $25,000 for the three months ended June 30, 1997 due to both charge-off's of $33,000 and a shift in the composition of the Bank's loan portfolio during the quarter ended June 30, 1998 to higher yielding consumer and commercial business loans.

Noninterest Income. Noninterest income increased to $395,000 for the three months ended June 30, 1998, from $169,000 for the three months ended June 30, 1997, due primarily to gains realized on the sale of securities and an increase in fees received in connection with the organization of loans for sale in the secondary market.

Noninterest Expenses. Noninterest expense increased to $1.2 million for the three months ended June 30, 1998, from $986,000 for the three months ended June 30, 1997. The increase in noninterest expense is primarily attributable to an increase in compensation related to both the general growth of the Company and the opening of First Mortgage in November, 1997 in Richmond, Virginia. Since June 30, 1997, the Company has employed a total of an additional 25 full-time employees, most of which were employed during the last quarter.

Taxes. Taxes increased to $376,000 for the three months ended June 30, 1998, from $297,000 for the three months ended June 30, 1997, due to the increase in income before taxes and an increase in the effective income tax rate.

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing and other critical systems are supplied by outside vendors. The Company is scheduled to convert to an in-house Year 2000 compliant system in November 1998. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that most of its primary service providers anticipate that all reprogramming efforts will be completed in enough time to allow for testing. The Company plans to test the mission critical systems by December 1998 and all non-mission critical systems by June 1999. Certain other vendors have not yet certified their system as Year 2000 compliant. The Company will pursue other options if it appears that these vendors will be unable to comply. The Company has prepared contingency plans for all mission critical systems. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company testing to date has not identified any of its hardware and software that will not be Year 2000 compliant. Any capital expenditures currently are not expected to exceed $50,000.

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

         Not Applicable.


Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             See Exhibit Index.

         b.  Reports on Form 8k

             None to be reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMUNITY FINANCIAL CORPORATION

Date: August 7, 1998
                                        By: /s/ R. Jerry Giles
                                            -------------------------------
                                            R. Jerry Giles
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

     11                Computation of Per Share Data

     27                Financial Data Schedule.