Form 10QSB
period 1998-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 1998-11-17
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]             No [ ]

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 13, 1998: 2,572,046.

Transitional Small Business Disclosure Format (Check one)

                           Yes [ ]             No [X]

                         COMMUNITY FINANCIAL CORPORATION


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition at September 30, 1998 (unaudited)
         and March 31, 1998 ...............................................   1

         Consolidated Statements of Income for the
         Three Months Ended September 30, 1998 and 1997 (unaudited) .......   2

         Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1998 and
         1997 (unaudited) .................................................   3

         Notes to Unaudited Interim Consolidated
         Financial Statements .............................................   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................   6


PART II. OTHER INFORMATION ................................................  11

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -------------    ------------
                                                    (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $466,000 and $2,866,000) ...................     $  5,505,611     $  7,266,145
Securities
  Held to maturity ...........................        4,399,463        3,184,241
  Available for sale .........................        3,911,443        3,905,055
Investment in Federal Home Loan
  Bank stock, at cost ........................        1,600,000        1,600,000
Loans receivable, net ........................      164,309,237      162,471,219
Real estate owned ............................          305,780          303,365
Property and equipment, net ..................        5,572,025        3,634,223
Accrued interest receivable
  Loans ......................................          962,498          945,365
  Investments ................................           99,985           86,424
Prepaid expenses and other assets ............          828,822          498,137
                                                   ------------     ------------
        Total Assets .........................     $187,494,864     $183,894,174
                                                   ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits .....................................     $144,243,375     $138,164,173
Advances from Federal Home Loan Bank .........       15,000,000       18,000,000
Advance payments by borrowers for
  taxes and insurance ........................          153,820          175,053
Other liabilities ............................        2,012,056        2,040,188
                                                   ------------     ------------
        Total Liabilities ....................      161,409,251      158,379,414
                                                   ------------     ------------
Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,570,646 and 2,559,446 shares
    outstanding ..............................           25,706           25,594
  Additional paid in capital .................        4,882,022        4,773,634
  Retained earnings ..........................       18,839,009       18,344,373
  Net unrealized gain on securities
    available for sale .......................        2,338,876        2,371,159
                                                   ------------     ------------
        Total Stockholders' Equity ...........       26,085,613       25,514,760
                                                   ------------     ------------
        Total Liabilities and
          Shareholders' Equity ...............     $187,494,864     $183,894,174
                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended         Six Months Ended
                                     September 30              September 30
                               -----------------------   -----------------------
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------
                                     (Unaudited)               (Unaudited)
INTEREST INCOME
  Loans ....................   $3,423,547   $3,341,335   $6,863,209   $6,552,877
  Investment securities ....       83,401      138,383      150,089      260,302
  Other ....................       50,376       30,650      101,016       60,473
                               ----------   ----------   ----------   ----------
    Total interest income ..    3,557,324    3,510,368    7,114,314    6,873,652
                               ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Deposits .................    1,613,005    1,467,783    3,151,629    2,778,580
  Borrowed money ...........      224,685      406,634      506,718      824,994
                               ----------   ----------   ----------   ----------
    Total interest expense .    1,837,690    1,874,417    3,658,347    3,603,574
                               ----------   ----------   ----------   ----------

NET INTEREST INCOME ........    1,719,634    1,635,951    3,455,967    3,270,078

PROVISION FOR LOAN LOSSES ..       25,000      367,630       99,999      392,630
                               ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES     1,694,634    1,268,321    3,355,968    2,877,448
                               ----------   ----------   ----------   ----------
NONINTEREST INCOME
  Service charges, fees
    and commissions ........      327,229      173,283      623,002      332,208
  Gain on sale of securities       69,761           --      168,935           --
  Miscellaneous ............           31        1,000          332       10,786
                               ----------   ----------   ----------   ----------
    Total noninterest
      income ...............      397,021      174,283      792,269      342,994
                               ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
  Compensation & benefits ..      763,087      442,480    1,379,872      866,697
  Occupancy ................      192,692      111,550      342,661      226,352
  Data processing ..........      113,543      105,797      227,012      207,651
  Federal insurance premium        20,751       18,017       41,109       36,287
  Miscellaneous ............      337,297      240,899      610,524      567,780
                               ----------   ----------   ----------   ----------
    Total noninterest
      expense ..............    1,427,370      918,743    2,601,178    1,904,767
                               ----------   ----------   ----------   ----------

INCOME BEFORE TAXES ........      664,285      523,861    1,547,059    1,315,675

INCOME TAXES ...............      291,142      194,657      667,556      491,298
                               ----------   ----------   ----------   ----------
NET INCOME .................   $  373,143   $  329,204   $  879,503   $  824,377
                               ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE ...   $     0.14   $     0.13   $     0.34   $     0.33
DILUTED EARNINGS PER SHARE .   $     0.13   $     0.13   $     0.33   $     0.33
DIVIDENDS PER SHARE ........   $     0.08   $     0.07   $     0.15   $     0.14

           See accompanying notes to consolidated financial statement.

                         COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                            (Unaudited)
OPERATING ACTIVITIES
  Net income ...................................   $    879,503    $    824,377
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for loan losses ................         99,999         392,630
      Depreciation .............................        147,214         112,728
      Amortization of premium and accretion
        of discount on securities, net .........           (124)            387
      (Decrease) in net deferred loan fees .....        (17,475)        (59,255)
      Increase in deferred income taxes ........         12,309          11,690
      Decrease (increase) in other assets ......       (361,393)       (179,982)
      Increase (decrease) in other liabilities .        (49,365)        (98,435)
      (Gain)loss on sale of loans ..............        (42,343)          7,174
      Proceeds from sale of loans ..............     13,228,720       1,318,800
      Loans originated for resale ..............    (14,750,319)     (1,764,800)
      Gain on sale of available for sale
        securities .............................       (168,935)             --
                                                   ------------    ------------
  Net cash provided by operating activities ....     (1,022,209)        565,314
                                                   ------------    ------------
INVESTING ACTIVITIES
  Proceeds from maturities of held to
    maturity securities ........................        650,000         750,000
  Proceeds from sale of available for
    sale securities ............................        172,319              --
  Purchases of held to maturity investment
    securities .................................     (1,861,793)     (2,149,375)
  Net decrease (increase) in loans .............       (414,255)    (11,940,842)
  Purchases of property and equipment ..........     (2,085,016)       (129,282)
  Redemption (purchase) of FHLB stock ..........             --        (200,000)
  Increase in Real Estate Owned ................         (2,415)             --
                                                   ------------    ------------
    Net cash provided (absorbed) by
      investing activities .....................     (3,541,160)    (13,669,499)
                                                   ------------    ------------
FINANCING ACTIVITIES
  Dividends paid ...............................       (384,867)       (357,101)
  Net increase (decrease) in deposits ..........      6,079,202      11,643,251
  Proceeds from advances and other
    borrowed money .............................      4,000,000      48,000,000
  Repayments of advances and other
    borrowed money .............................     (7,000,000)    (45,000,000)
  Proceeds from issuance of common stock .......        108,500             500
                                                   ------------    ------------
Net cash provided (absorbed) by
  financing activities .........................      2,802,835      14,286,650
                                                   ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..................................     (1,760,534)      1,182,465
CASH AND CASH EQUIVALENTS-beginning of period ..      7,266,145       4,922,213
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS-end of period ........   $  5,505,611    $  6,104,678
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 1. -- BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


NOTE 2. -- EARNINGS PER SHARE

Basic and diluted earnings per share for the periods presented in 1998 and 1997 are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended September 30, 1998 and 1997 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,569,837 and 2,550,746, respectively).The number of shares used to determine diluted earnings per share for the same three month periods was 2,590,331 and 2,565,994, respectively. Basic earnings per share for the six months ended September 30, 1998 and 1997 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,567,181 and 2,550,728, respectively).The number of shares used to determine diluted earnings per share for the same six month periods was 2,604,921 and 2,566,379, respectively.

NOTE 3. -- STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at September 30, 1998 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"):

                           Amount     Percent     Actual     Actual     Excess
                          Required   Required     Amount    Percent     Amount
                        -----------  --------  -----------  -------  -----------
Tangible Capital .....  $ 2,792,000    1.50%   $22,540,000   12.11%  $19,748,000
Core Capital .........    7,445,000    4.00     22,540,000   12.11    15,095,000
Risk-based Capital ...   11,233,000    8.00     23,648,000   16.84    12,415,000

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


NOTE 4. -- SUPPLEMENTAL INFORMATION -- STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 1998 and 1997 was $1,849,282 and $1,933,092, respectively. Total interest paid for the six months ended September 30, 1998 and 1997 was $3,677,502 and $3,656,985. Total income taxes paid for the three months ended September 30, 1998 and 1997 was $737,382 and $566,392. Total income taxes paid for the six months ended September 30, 1998 and 1997 was $737,382 and $669,392.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $ 3.6 million to $187.5 million at September 30, 1998, due primarily to a increase in loans of $ 1.8 million. The increase in loans receivable was due primarily to an increase in consumer loans. Deposits increased $ 6.1 million to $144.2 million at September 30, 1998, from $138.2 million at March 31, l998 while Federal Home Loan Bank advances decreased during the same period from $18.0 million to $15.0 million. The increase in deposits was used primarily to fund the increase in loans and reduce advances. Stockholders' equity increased to $26.1 million at September 30, 1998, from $25.5 million at March 31, 1998, due primarily to earnings for the six month period ended September 30, 1998 which was partially offset by aggregate payments of $0.15 per share in cash dividends.

At September 30, 1998, the Bank's non-performing assets totaled $463,000 or 0.24% of assets compared to $1.1 million or .60% of assets at March 31, 1998. At September 30, 1998 the Company's non-performing assets were comprised of one combination farm and personal residence, a personal residence and two consumer loans more than ninety days past due. Also included in non-performing assets is approximately $280,000 of single family residential rental properties, one residential lot which was acquired by foreclosure and one repossessed vehicle. In addition to the nonperforming loans, at September 30, 1998, the company had other loans of concern consisting of two real estate loans to one borrower with a total balance of $1.5 million, secured primarily by commercial and rental property. The borrower is in bankruptcy, but the largest loan is current and the smaller loan is anticipated to be paid off next quarter. The Company believes it has adequate collateral and will not experience losses. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. At September 30, 1998 the Company's allowance for loan losses totaled $1.1 million or .60% of net loans receivable and 239% of non-performing loans. See "Results of Operations -- Six Months Ended September 30, 1998 and 1997 -- Provision for Loan Losses."

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

Management will continue to monitor the allowance for loan losses through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation as part of their examination process, which may result in the establishment of an additional allowance based upon their judgement of the information available to them at the time of their examination.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.50%, which exceeds the regulatory requirement.

The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997.
----------------------------------------------

General. Net income for the three months ended September 30, 1998 was $373,143 compared to $329,204 for the three months ended September 30, 1997. The increase was due primarily to an increase in noninterest income and a decrease in the provision for loan losses, offset in part by an increase in noninterest expenses. Income before income taxes increased to $664,285 for the three months ended September 30, 1998 from $523,861 for the three months ended September 30, 1997.

Interest Income. Total interest income increased to $3.6 million for the three months ended September 30, 1998, from $3.5 million for the three months ended September 30, 1997, due to an increase in the average balance of outstanding loans for the three months ended September 30, 1998 as compared to the period ended September 30, 1997. The average yield earned on interest-earning assets was 8.24% for the three months ended September 30, 1998 compared to 8.22% for the three months ended September 30, 1997. The average yield increased due to the Company's shift in its asset mix from one-to four-family loans to higher yielding consumer loans.

Interest Expense. Total interest expense decreased to $1.8 million for the three months ended September 30, 1998, from $1.9 million for the three months ended September 30, 1997. Interest on deposits increased to $1.6 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997 due primarily to an increase in the average outstanding balance of deposits, which was primarily certificates of deposit, for the three months ended September 30, 1998. Interest expense on borrowed money decreased to $224,685 for the quarter ended September 30, 1998, from $406,634 for the quarter ended September 30, 1997, due to a decrease in average borrowings from the Federal Home Loan Bank. The average rate paid on interest-bearing liabilities was 4.72% for the three months ended September 30, 1998 compared to 4.82% to the three months ended September 30, 1997.

Provision for Loan Losses. The provision for loan losses decreased to $25,000 for the three months ended September 30, 1998, from $367,630 for the three months ended September 30, 1997. The decrease in provision for loan losses is attributable primarily to the slower growth in the loan portfolio and charge-offs on one-to-four family loans and foreclosed property for the three months ended September 30, 1997. "See Financial Condition."

Noninterest Income. Noninterest income increased to $397,021 for the three months ended September 30, 1998, from $174,283 for the three months ended September 30, 1997 due primarily to both an increase in service charges and the gain on the sale of securities. The increase in service charges is due to both the increase in secondary mortgage loan sales in Community Bank (the "Bank") and Community First Mortgage ("First Mortgage") and an increase in checking account charges which is related to an increase in account volume.

Noninterest Expenses. Noninterest expense increased to $1.4 million for the three months ended September 30, 1998, from $918,743 for the three months ended September 30, 1997. The increase in noninterest expense is attributable to both the opening of First Mortgage in Richmond, Virginia and an increase in compensation and other expenses related to the conversion of the Bank's computer system.

Taxes. Taxes increased to $291,142 for the three months ended September 30, 1998, from $194,657 for the three months ended September 30, 1997, due to both an increase in income before taxes and an increase in the Company's effective state income tax rate.


Six Months Ended September 30, 1998 and 1997
--------------------------------------------

General. Net income for the six months ended September 30, 1998 was $879,503 compared to $824,377 for the six months ended September 30, l997 for the same reasons discussed above. Income before income taxes increased to $1.5 million for the six months ended September 30, 1998 from $1.3 million for the six months ended September 30, 1997.

Interest Income. Total interest income increased to $7.1 million for the six months ended September 30, 1998, from $6.9 million for the six months ended September 30, 1997, due primarily to an increase in the average balance of loans outstanding during the period.

Interest Expense. Total interest expense increased to $3.7 million for the six months ended September 30, 1997, from $3.6 million for the six months ended September 30, 1997. Interest on deposits, primarily certificates of deposit, increased to $3.2 million for the six months ended September 30, 1998, from $2.8 million for the same period last year due primarily to an increase in the average outstanding deposit balances. Interest expense on borrowed money decreased to $506,718 for the six months ended September 30, 1998 from $824,994 for the six months ended September 30, 1997, due primarily to decreased borrowings from the Federal Home Loan Bank of Atlanta.

Provision for Loan Losses. The provision for loan losses decreased to $99,999 for the six months ended September 30, 1998, from $392,630 for the same period last year. The decrease is attributable primarily to slower growth in the loan portfolio for the six months ended September 30, 1998 and to chargeoffs on one-to-four family loans for the six months ended September 30, 1997.

Noninterest Income. Noninterest income increased to $792,269 for the six months ended September 30, 1998, from $342,994 for the six months ended September 30, 1997, due to an increase in the fees and service charges on checking accounts as the volume of accounts increased, gains associated with the increased number of fixed rate mortgage loans sold and gains on securities transactions.

Noninterest Expenses. Noninterest expenses increased to $2.6 million for the six months ended September 30, 1998, from $1.9 million for the same period last year. The increase in noninterest expense is attributable to both an increase in compensation and other expenses related to the conversion of the Bank's computer system and the opening of First Mortgage in Richmond, Virginia.

Taxes. Taxes increased to $667,556 for the six months ended September 30, 1998, from $491,298 for the six months ended September 30, 1997, due to an increase in income before taxes for the six months ended September 30, 1998 and an increase in the Company's effective state income tax rate.


Impact of the Year 2000

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing and other critical systems are supplied by outside vendors. The Company is scheduled to convert to an in-house Year 2000 compliant system in November 1998. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that most of its primary service providers anticipate that all reprogramming efforts will be completed in enough time to allow for testing. The Company plans to test the mission critical systems by December 1998 and all non-mission critical systems by June 1999. Certain other vendors have not yet certified their system as Year 2000 compliant. The Company has identified alternative vendors if current vendors do not become Year 2000 compliant by June 1, 1999. The Company has prepared contingency plans for all mission critical systems. Management does not expect these costs to have a significant impact on its financial position or results of operations; however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company testing to date has not identified any of its hardware and software that will not be Year 2000 compliant. Any capital expenditures solely for the purpose of being Year 2000 compliant currently are not expected to exceed $50,000.

         In addition to expenses related to the Company's own systems, it could incur losses if loan payments are delayed due to Year 2000 problems affecting any of its significant borrowers or impairing the payroll systems of large employers in its market area. These borrowers were selected based on the aggregate amounts owed to the Company, the type of loans outstanding, and the perceived Year 2000 risk based on management's knowledge of the loan customers and their operations. To date, the Company has not been advised by such parties that they do not have plans in place to address and correct the issues associated with the Year 2000 problem; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. Currently, due to the types of borrowers doing business with the Company and the nature of its loans with such borrowers, the Company does consider the Year 2000 issue as part of its underwriting criteria.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations and business of Community. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, technology, acceptance of new products in the market and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.


Item 2.  Changes in Securities

         Not Applicable.


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held an annual meeting (the "Meeting") of stockholders on July 29, 1998. The following directors were elected at the meeting: Jane C. Hickok and Dale C. Smith. The following directors term of office continued after the meeting: Charles F. Anderson, M.D., Charles W. Fairchilds, Thomas W. Winfree, James R. Cooke, Jr., DDS and Kenneth L. Elmore.

         The matters voted on at the Meeting were

                  (1)  The election of two directors.

                                                            For      Abstentions
                                                         ---------   -----------
                       Jane C. Hickok ................   2,260,185      22,386
                       Dale C. Smith .................   2,266,575      15,996


                  (2) Approval and adoption of an amendment to the Company's 1996 Incentive plan to increase by 120,000 the number of shares reserved for issuance thereunder.

                           For                 Against              Abstentions
                        ---------              -------              -----------
                        2,122,069              129,134                 31,368


                  (3) Ratification of the appointment of BDO Seidman as independent accountants for the Corporation for the fiscal year ending March 31, 1999.

                           For                 Against              Abstentions
                        ---------              -------              -----------
                        2,261,751               2,500                  18,320

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



                                        COMMUNITY FINANCIAL CORPORATION


Date: November 7, 1998                  By: /s/ R. Jerry Giles
                                            ---------------------------
                                            R. Jerry Giles
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

     11           Computation of Per Share Data

     27           Financial Data Schedule.