Form 10QSB
period 1998-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1999-02-12
CIK 850606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

              Yes    X               No

Number of shares of Common Stock, par value per share, $.01, outstanding at the close of business on February 8, 1999: 2,572,146.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                         COMMUNITY FINANCIAL CORPORATION


                                      INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at December 31, 1998 (unaudited)
         and March 31, 1998.............................................1

         Consolidated Statements of Income for the Three and
         Nine Months Ended December 31, 1998 and 1997 (unaudited).......2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1998 and 1997 (unaudited).......3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................5


PART II. OTHER INFORMATION ............................................11

         Signature Page................................................12

         Exhibit Index.................................................13

                         COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     December 31,      March 31,
                                         1998            1998
                                     ------------    -------------
                                              (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $6,980,231 and $2,866,000)         $ 12,428,964     $  7,266,145
Securities
  Held to maturity                      4,405,678        3,184,241
  Available for sale                    4,434,589        3,905,055
Investment in Federal Home Loan
  Bank stock, at cost                   1,600,000        1,600,000
Loans receivable, net                 161,151,103      162,471,219
Real estate owned                         226,310          303,365
Property and equipment, net             5,912,766        3,634,223
Accrued interest receivable
  Loans                                 1,008,420          945,365
  Investments                             133,554           86,424
Prepaid expenses and other assets       1,207,189           498,137

                                     $192,508,573     $183,894,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits                             $148,140,938     $138,164,173
Advances from Federal Home Loan
  Bank                                 15,000,000       18,000,000
Advance payments by borrowers for
  taxes and insurance                     148,238          175,053
Other liabilities                       2,412,423        2,040,188

        Total Liabilities             165,701,599      158,379,414

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,572,146 and 2,559,446 shares
    outstanding                            25,721           25,594
  Additional paid in capital            4,897,207        4,773,634
  Retained earnings                    19,246,370       18,344,373
  Net unrealized gain on securities
    available for sale                  2,637,676        2,371,159
     Total Stockholders' Equity        26,806,974       25,514,760

                                     $192,508,573     $183,894,174

     See accompanying notes to consolidated financial statements.



                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                            Three Months Ended    Nine Months Ended
                               December 31,          December 31,
                            ------------------     -----------------
                              1998       1997       1998       1997
                            --------    ------     ------     ------
                               (Unaudited)             (Unaudited)

INTEREST INCOME
  Loans                    $3,388,985 $3,387,279 $10,252,194 $9,940,155
  Investment securities        98,495    118,382     248,584    378,684
  Other                        86,831     32,472     187,847     92,946
    Total interest income   3,574,311  3,538,133  10,688,625 10,411,785

INTEREST EXPENSE
  Deposits                  1,669,592  1,520,598   4,821,221  4,299,177
  Borrowed money              229,918    363,245     736,636  1,188,240
    Total interest expense  1,899,510  1,883,843   5,557,857  5,487,417

NET INTEREST INCOME         1,674,801  1,654,290   5,130,768  4,924,368

PROVISION FOR LOAN LOSSES      36,000     25,001     135,999    417,631

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES  1,638,801  1,629,289   4,994,769  4,506,737

NONINTEREST INCOME
  Service charges, fees
    and commissions           388,192    206,597   1,010,059    538,805
  Gain on sale of securities  639,581        ---     808,516        ---
  Miscellaneous                 1,805        636       3,272     11,422
    Total noninterest
      income                1,029,578    207,233   1,821,847    550,227

NONINTEREST EXPENSE
  Compensation & benefits   1,016,665    488,816   2,396,537  1,355,513
  Occupancy                   164,913    125,311     507,574    351,663
  Data processing             128,948     99,581     355,960    307,233
  Federal insurance premium    19,638     18,235      60,747     54,521
  Miscellaneous               304,792    252,132     915,316    819,912
    Total noninterest
      expense               1,634,956    984,075   4,236,134  2,888,842

INCOME BEFORE TAXES         1,033,423    852,447   2,580,482  2,168,122

INCOME TAXES                  420,290    313,349   1,087,846    804,647

NET INCOME                 $  613,133 $  539,098 $ 1,492,636 $1,363,475

BASIC EARNINGS PER SHARE   $     0.24 $     0.21 $      0.58 $     0.54
DILUTED EARNINGS PER SHARE $     0.24 $     0.21 $      0.58 $     0.53
DIVIDENDS PER SHARE        $     0.08 $     0.07 $      0.23 $     0.21


     See accompanying notes to consolidated financial statements.



                         COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                     December 31,
                                              ---------------------------
                                                  1998           1997
                                              -----------     -----------
                                                     (Unaudited)

OPERATING ACTIVITIES
  Net income                                  $1,492,636      $1,363,475
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   135,999         417,630
     Depreciation                                191,385         171,278
     Amortization of premium and accretion
       of discount on securities, net               (153)         (1,054)
    (Decrease) in net deferred loan fees         (20,859)        (85,313)
     Increase in deferred income taxes             4,031          11,389
     Decrease (increase) in other assets        (742,182)       (252,926)
     Increase (decrease) in other liabilities    345,420        (252,892)
     (Gain)loss on sale of loans                (145,496)          6,079
     Proceeds from sale of loans              23,121,012       2,078,400
     Loans originated for resale             (23,856,772)     (2,359,400)
     Gain on sale of available for sale
       securities                               (808,516)            ---
   Net cash provided (absorbed)by operating
       activities                               (283,495)      1,096,666

INVESTING ACTIVITIES
  Proceeds from maturities of held for
    investment securities                      1,200,000       2,550,000
  Purchases of investment securities          (2,421,437)     (2,149,375)
  Proceeds from sale of available for
    sale securities                              821,698             ---
  Net decrease (increase) in loans             1,806,154     (11,517,190)
  Purchases of property and equipment         (2,469,928)       (157,858)
  Redemption (purchase) of FHLB stock                ---        (200,000)
    Net cash provided (absorbed) by
      investing activities                    (1,063,513)    (11,474,423)

FINANCING ACTIVITIES
  Dividends paid                                (590,638)       (535,898)
  Net increase in deposits                     9,976,765      16,367,632
  Proceeds from advances and other
   borrowed money                              4,000,000      76,000,000
  Repayments of advances and other
   borrowed money                             (7,000,000)    (79,000,000)
  Proceeds from issuance of common stock         123,700           9,501
Net cash provided (absorbed) by
  financing activities                         6,509,827      12,841,235

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  5,162,819       2,463,478

CASH AND CASH EQUIVALENT-beginning of period   7,266,145       4,922,213
CASH AND CASH EQUIVALENTS-end of period      $12,428,964      $7,385,691


     See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

NOTE 2. - EARNINGS PER SHARE

     Basic and diluted earnings per share for the periods presented in 1998 and 1997 are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended December 31, 1998 and 1997 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,571,694 and 2,553,482, respectively).The number of shares used to determine diluted earnings per share for the same three month periods is 2,573,226 and 2,578,370, respectively. Earnings per share for the nine months ended December 31, 1998 and 1997 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,568,691 and 2,551,650, respectively). The number of shares used to determine diluted earnings per share for the same nine month periods as above was 2,594,982 and 2,569,892, respectively.

NOTE 3. - REGULATORY CAPITAL AND DIVIDENDS DISCUSSION

     The following table presents the Bank's capital levels at September 30, 1998, relative to the Office of Thrift Supervision (the "OTS")requirements applicable at that date:


                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                   ----------   ---------  ---------    -------   -----------

Tangible Capital  $ 2,792,000   1.50%     $22,540,000   12.11%    $19,748,000
Core Capital        7,445,000   4.00       22,540,000   12.11      15,095,000
Risk-based Capital 11,233,000   8.00       23,648,000   16.84      12,415,000



NOTE 3. - REGULATORY CAPITAL AND DIVIDEND DISCUSSION (cont.)

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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     Total interest paid for the three months ended December 31, 1998 and 1997 was $1,904,816 and $1,902,043, respectively. Total interest paid for the nine months ended December 31, 1998 and 1997 was $5,582,318 and $5,559,029. Total income taxes paid for the three months ended December 31, 1998 and 1997 was $217,482 and $375,382. Total income taxes paid for the nine months ended December 31, 1998 and 1997 was $987,444 and $1,045,174.

NOTE 5. - COMPREHENSIVE INCOME

     FASB Statement No. 130, " Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Bank includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three- and nine-months ended December 31, 1998 and 1977:


                                               Three Months Ended December 31
                                              ---------------------------------
                                                 1998                 1997
                                               ---------            ---------



(Amounts in thousands)

Net income                                     $ 613,133           $ 539,098
Other comprehensive income,
  net of tax
    Unrealized gains on securities:
      Unrealized holding gains(losses)
        arising during the period                698,555            341,320

      Less: Reclassification
        adjustment for gains(losses)
        included in net income                  (379,465)               ---
                                                ---------         ---------
                                                $ 932,223         $ 880,418


                                             Nine Months Ended December 31
                                           ---------------------------------
                                                1998               1997
                                              ----------        ----------


(Amounts in thousands)

Net income                                    $1,492,636         $1,363,475
Other comprehensive income,
  net of tax
    Unrealized gains on securities:
      Unrealized holding gains(losses)
        arising during the period                805,262            749,627

      Less: Reclassification
        adjustment for gains(losses)
        included in net income                  (468,939)               ---

                                              -----------        ----------
                                              $1,828,959         $2,113,102


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     The Company's total assets increased $8.6 million to $192.5 million at December 31, 1998, due primarily to an increase in cash of $5.2 million and a $2.3 million increase in property and equipment due to the conversion of the Bank's computer system and the opening of the Virginia Beach branch. These increases were funded primarily by an increase in interest bearing deposits and the repayment of variable rate mortgage loans. Deposits increased $10.0 million to $148.1 million at December 31, 1998, from $138.2 million at March 31, l998. The increase in deposits was also used to repay $3.0 million of Federal Home Loan Bank ("FHLB") advances. Stockholders' equity increased to $26.8 million at December 31, 1998, from $25.5 million at March 31, 1998, due primarily to earnings for the nine month period ended December 31, 1998 and an adjustment in the market value of Federal Home Loan Mortgage Corporation stock, which was partially offset by the payment of cash dividends.

     At December 31, 1998, the Bank's non-performing assets totaled $815,000 or 0.42% of total assets compared to $1.1 million or .60% of total assets at March 31, 1998. At December 31, 1998 the Company's non-performing assets were comprised of one mixed use commercial and residential property, six residential rental properties and two unsecured consumer loans more than ninety days past due. Also included in non-performing assets were approximately $220,000 of single family residential rental properties and one residential lot which was acquired by foreclosure. In addition to the nonperforming loans, at December 31, 1998, the Company had a concern in regard to a real estate loan to one borrower with a total balance of $1.3 million, secured primarily by commercial and rental property. The borrower is in bankruptcy, but the loan is performing in accordance with its repayment terms. Management anticipates no significant losses in excess of the reserves for losses previously recorded. At December 31, 1998 the Company's allowance for loan losses totaled $1.1 million or .70% of net loans receivable and 139% of non-performing loans. See "Results of Operations -Three Months Ended December 31, 1998 and 1997 - Provision for Loan Losses."

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

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.4%, which exceeded the regulatory requirement of 4.00%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operation expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998, the Company had outstanding commitments to extend credit which amounted to $19.6 million (including $1.5 million in available home equity lines of credit). At December 31, 1998, the Company had $15.0 million in advances from the FHLB-Atlanta. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

     The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997.
----------------------------------------------

     General. Net income for the three months ended December 31, 1998 was $613,000 compared to $539,000 for the three months ended December 31, 1997. The increase was due primarily to an increase in noninterest income which was offset in part by an increase in noninterest expenses. Income before taxes increased to $1,033,000 for the three months ended December 31, 1998 from $852,000 for the three months ended December 31, 1997.

     Interest Income. Total interest income increased to $3.6 million for the three months ended December 31, 1998, from $3.5 million for the three months ended December 31, 1997, due primarily to an increase in the balances of interest-earning deposits for the three months ended December 31, 1998 as compared to the period ended December 31, 1997.

     Interest Expense. Total interest expense was relatively unchanged for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. Interest on deposits increased to $1.7 million for the three months ended December 31, 1998 from $1.5 million for the three months ended December 31, 1997 due primarily to an increase in the average outstanding balance of deposits, primarily certificates of deposit. Interest expense on borrowed money decreased to $230,000 for the quarter ended December 31, 1998, from $363,000 for the quarter ended December 31, 1997, due to a decrease in the average outstanding balance of FHLB advances. The average rate paid on interest-bearing liabilities was 4.65% for the three months ended December 31, 1998 compared to 4.83% for the three months ended December 31, 1997.

     Provision for Loan Losses. The provision for loan losses increased to $36,000 for the three months ended December 31, 1998, from $25,001 for the three months ended December 31, 1997. The increase in the provision for loan losses was attributable primarily to a change in the composition of the loan portfolio with an increase in consumer and commercial lending. See -- "Financial Condition."

     Noninterest Income. Noninterest income increased to $1.0 million for the three months ended December 31, 1998, from $207,000 for the three months ended December 31, 1997 due primarily to a gain on the sale of securities and to a lesser extent an increase in service charges, fees and commissions. The increase in service charges is due to an increase in secondary mortgage loan sales.

     Noninterest Expenses. Noninterest expense increased to $1.6 million for the three months ended December 31, 1998, from $984,000 for the three months ended December 31, 1997. The increase in noninterest expense was primarily attributable to an increase in compensation and other expenses related to the conversion of the Bank's computer system, the opening in November, 1997 of First Mortgage which operates in Richmond, Virginia and the general growth of the bank. First Mortgage was formed to originate mortgage loans for resale on the secondary market.

     Taxes. Taxes increased to $420,000 for the three months ended December 31, 1998, from $313,000 for the three months ended December 31, 1997, due to both an increase in income before taxes and an increase in the Company's effective state income tax rate.

Nine Months Ended December 31, 1998 and 1997
--------------------------------------------

     General. Net income for the nine months ended December 31, 1998 was $1.5 million compared to $1.4 million for the nine months ended December 31, l997. The increase was due primarily to an increase in noninterest income and a decrease in the provision for loan losses, offset in part by an increase in noninterest expenses. Income before income taxes increased to $2.6 million for the nine months ended December 31, 1998 from $2.2 million for the nine months ended December 31, 1997.

     Interest Income. Total interest income increased to $10.7 million for the nine months ended December 31, 1998, from $10.4 million for the nine months ended December 31, 1997, due primarily to an increase in the average balance of loans receivable.

     Interest Expense. Total interest expense increased slightly to $5.6 million for the nine months ended December 31, 1998, from $5.5 million for the nine months ended December 31, 1997. Interest on deposits, primarily certificates of deposit, increased to $4.8 million for the nine months ended December 31, 1998, from $4.3 million for the same period last year due primarily to an increase in the average outstanding deposit balances. Interest expense on borrowed money decreased to $737,000 for the nine months ended December 31, 1998 from $1.2 million for the nine months ended December 31, 1997, due to a decrease in average borrowings from the FHLB-Atlanta.

     Provision for Loan Losses. The provision for loan losses decreased to $136,000 for the nine months ended December 31, 1998, from $418,000 for the same period last year. The decrease was attributable primarily to slower growth in the loan portfolio for the nine months ended December 31, 1998 and to chargeoffs on one-to-four family loans during the nine months ended December 31, 1997.

     Noninterest Income. Noninterest income increased to $1.8 million for the nine months ended December 31, 1998, from $550,000 for the nine months ended December 31, 1997, due to gains associated with the increased number of fixed rate mortgage loans sold, gains on sales of securities and an increase in the fees and service charges earned on checking accounts as the volume of accounts increased.

     Noninterest Expenses. Noninterest expenses increased to $4.2 million for the nine months ended December 31, 1998, from $2.9 million for the same period last year. The increase in noninterest expense was attributable to both an increase in compensation and other expenses related to the conversion of the Bank's computer system and the opening of First Mortgage.

     Taxes. Taxes increased to $1.1 million for the nine months ended December 31, 1998, from $805,000 for the nine months ended December 31, 1997, due to an increase in income before taxes for the nine months ended December 31, 1998 and an increase in the Company's effective state income tax rate.


Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing and other critical systems are supplied by outside vendors. The Company converted to an in-house Year 2000 compliant system in November 1998. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that most of its primary service providers anticipate that all reprogramming efforts will be completed in enough time to allow for testing. The Company plans to test the mission critical systems by March 1999 and all non-mission critical systems by June 1999. Certain other vendors have not yet certified their system as Year 2000 compliant. The Company has identified alternative vendors if current vendors do not become Year 2000 compliant by June 1, 1999. The Company is preparing contingency plans for all mission critical systems. Management does not expect these costs to have a significant impact on its financial position or results of operations; however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company testing to date has not identified any of its hardware and software that will not be Year 2000 compliant. Any capital expenditures solely for the purpose of being Year 2000 compliant currently are not expected to exceed $50,000. The Company has spent approximately $40,000 to date on becoming Year 2000 compliant.

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

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) No Reports on Form 8-k were filed during the quarter ended December 31, 1998.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMUNITY FINANCIAL CORPORATION

Date:  February 11, 1999
                                   By: (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)








                         COMMUNITY FINANCIAL CORPORATION

                               EXHIBIT INDEX


Exhibit No.            Description


11                     Computation of Per Share Earnings.
27                     Financial Data Schedule (Edgar Only).