Form 10QSB/A
period 1998-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 1999-02-26
CIK 850606

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

         Consolidated  Statements  of Income for the Three and Nine
         months Ended December 31, 1998 and 1997 (unaudited)............2

         Consolidated  Statements  of Cash  Flows  for  the  Nine
         Months Ended December 31, 1998 and 1997 (unaudited)............3

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................5


PART II. OTHER INFORMATION ............................................11

         Signature Page................................................12

         Exhibit Index.................................................13

                         COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                         December 31,     March 31,
                                             1998           1998
                                         ------------   -------------
                                                  Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $6,980,231 and $2,866,000)           $ 12,428,964   $  7,266,145
Securities
  Held to maturity                        4,405,678      3,184,241
  Available for sale                      4,434,589      3,905,055
Investment in Federal Home Loan
  Bank stock, at cost                     1,600,000      1,600,000
Loans receivable, net                   161,151,103    162,471,219
Real estate owned                           226,310        303,365
Property and equipment, net               5,912,766      3,634,223
Accrued interest receivable
  Loans                                   1,008,420        945,365
  Investments                               133,554         86,424
Prepaid expenses and other assets         1,207,189        498,137

                                       $192,508,573   $183,894,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits                               $148,140,938   $138,164,173
Advances from Federal Home Loan
  Bank                                   15,000,000     18,000,000
Advance payments by borrowers for
  taxes and insurance                       148,238        175,053
Other liabilities                         2,412,423      2,040,188

        Total Liabilities               165,701,599    158,379,414

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,572,146 and 2,559,446 shares
    outstanding                              25,721         25,594
  Additional paid in capital              4,897,207      4,773,634
  Retained earnings                      19,246,370     18,344,373
  Net unrealized gain on securities
    available for sale                    2,637,676      2,371,159
     Total Stockholders' Equity          26,806,974     25,514,760

                                       $192,508,573   $183,894,174


     See accompanying notes to consolidated financial statements.



                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                               Three Months Ended    Nine Months Ended
                                 December 31,          December 31,
                               ------------------    -----------------
                                 1998       1997       1998       1997
                               --------    ------     ------     ------
                                   (Unaudited)             (Unaudited)

INTEREST INCOME
  Loans                        3,388,985  $3,387,279 $10,252,194  $9,940,155
  Investment securities           98,495     118,382     248,584     378,684
  Other                           86,831      32,472     187,847      92,946
    Total interest income      3,574,311   3,538,133  10,688,625  10,411,785

INTEREST EXPENSE
  Deposits                     1,669,592   1,520,598   4,821,221   4,299,177
  Borrowed money                 229,918     363,245     736,636   1,188,240
    Total interest expense     1,899,510   1,883,843   5,557,857   5,487,417

NET INTEREST INCOME            1,674,801   1,654,290   5,130,768   4,924,368

PROVISION FOR LOAN LOSSES         36,000      25,001     135,999     417,631

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES     1,638,801   1,629,289   4,994,769   4,506,737

NONINTEREST INCOME
  Service charges, fees
    and commissions              388,192     206,597   1,010,059     538,805
  Gain on sale of securities     639,581          --     808,516          --
  Miscellaneous                    1,805         636       3,272      11,422
    Total noninterest
      income                   1,029,578     207,233   1,821,847     550,227

NONINTEREST EXPENSE
  Compensation & benefits      1,016,665     488,816   2,396,537   1,355,513
  Occupancy                      164,913     125,311     507,574     351,663
  Data processing                128,948      99,581     355,960     307,233
  Federal insurance premium       19,638      18,235      60,747      54,521
  Miscellaneous                  304,792     252,132     915,316     819,912
    Total noninterest
      expense                  1,634,956     984,075   4,236,134   2,888,842

INCOME BEFORE TAXES            1,033,423     852,447   2,580,482   2,168,122

INCOME TAXES                     420,290     313,349   1,087,846     804,647

NET INCOME                   $   613,133   $ 539,098  $1,492,636  $1,363,475

BASIC EARNINGS PER SHARE           $0.24       $0.21       $0.58       $0.54
DILUTED EARNINGS PER SHARE         $0.24       $0.21       $0.58       $0.53
DIVIDENDS PER SHARE                $0.08       $0.07       $0.23       $0.21



     See accompanying notes to consolidated financial statements.


                         COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                         December 31,
                                                  ---------------------------
                                                      1998           1997
                                                  -----------     -----------
                                                         (Unaudited)

OPERATING ACTIVITIES
  Net income                                    $  1,492,636    $  1,363,475
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                       135,999         417,630
     Depreciation                                    191,385         171,278
     Amortization of premium and accretion
       of discount on securities, net                   (153)         (1,054)
    (Decrease) in net deferred loan fees             (20,859)        (85,313)
     Increase in deferred income taxes                 4,031          11,389
     Decrease (increase) in other assets            (742,182)       (252,926)
     Increase (decrease) in other liabilities        345,420        (252,892)
     (Gain)loss on sale of loans                    (145,496)          6,079
     Proceeds from sale of loans                  23,121,012       2,078,400
     Loans originated for resale                 (23,856,772)     (2,359,400)
     Gain on sale of available for sale
       securities                                   (808,516)             --
   Net cash provided (absorbed)by operating
       activities                                   (283,495)      1,096,666

INVESTING ACTIVITIES
  Proceeds from maturities of held for
    investment securities                          1,200,000       2,550,000
  Purchases of investment securities              (2,421,437)     (2,149,375)
  Proceeds from sale of available for
    sale securities                                  821,698              --
  Net decrease (increase) in loans                 1,806,154     (11,517,190)
  Purchases of property and equipment             (2,469,928)       (157,858)
  Redemption (purchase) of FHLB stock                     --        (200,000)
    Net cash provided (absorbed) by
      investing activities                        (1,063,513)    (11,474,423)

FINANCING ACTIVITIES
  Dividends paid                                    (590,638)       (535,898)
  Net increase in deposits                         9,976,765      16,367,632
  Proceeds from advances and other
   borrowed money                                  4,000,000      76,000,000
  Repayments of advances and other
   borrowed money                                 (7,000,000)    (79,000,000)
  Proceeds from issuance of common stock             123,700           9,501
Net cash provided (absorbed) by
  financing activities                             6,509,827      12,841,235

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      5,162,819       2,463,478

CASH AND CASH EQUIVALENT-beginning of period       7,266,145       4,922,213
CASH AND CASH EQUIVALENTS-end of period         $ 12,428,964    $  7,385,691

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

NOTE 3. - REGULATORY CAPITAL AND DIVIDENDS DISCUSSION


     The following table presents the Bank's capital levels at December 31, 1998, relative to the Office of Thrift Supervision (the "OTS")requirements applicable at that date:



                        Amount       Percent      Actual        Actual      Excess
                       Required     Required      Amount        Percent     Amount
                      ----------    ---------    ---------      -------   -----------

Tangible Capital    $ 2,870,000      1.50%       $23,151,000     12.10%    $20,281,000
Core Capital          7,654,000      4.00         23,151,000     12.10      15,497,000
Risk-based Capital   11,395,000      8.00         24,290,000     17.05      12,895,000




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



                                                     Three Months Ended December 31
                                                    ---------------------------------
                                                       1998                   1997
                                                     ---------              ---------
                                                          (Amounts in thousands)


Net income                                          $ 613,133              $ 539,098
Other comprehensive income,
  net of tax
    Unrealized gains on securities:
      Unrealized holding gains(losses)
        arising during the period                     698,555                341,320

      Less: Reclassification
        adjustment for gains(losses)
        included in net income                       (379,465)                   --
                                                     ---------             ---------
                                                    $ 932,223              $ 880,418
                                                    =========              =========


                                                      Nine Months Ended December 31
                                                    ---------------------------------
                                                       1998                 1997
                                                    ----------           ----------
                                                          (Amounts in thousands)


Net income                                           $1,492,636           $1,363,475
Other comprehensive income,
  net of tax
    Unrealized gains on securities:
      Unrealized holding gains(losses)
        arising during the period                       805,262              749,627

      Less: Reclassification
        adjustment for gains(losses)
        included in net income                         (468,939)                 ---

                                                     -----------          ----------
                                                     $1,828,959           $2,113,102
                                                      ==========          ==========


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


                                   COMMUNITY FINANCIAL CORPORATION

Date:  February 26, 1999
                             By:       (s) R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer)






                         COMMUNITY FINANCIAL CORPORATION


                               EXHIBIT INDEX


Exhibit No.            Description


11                     Computation of Per Share Earnings.
27                     Financial Data Schedule (Edgar Only).