Form 10KSB
period 1999-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 1999-06-29
CIK 850606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 0-18265.

                         COMMUNITY FINANCIAL CORPORATION
       (Exact Name of Small Business Issuer as Specified in our Charter)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The Issuer had $16,895,767 in gross income for the year ended March 31, 1999.

   As of May 28, 1999, there were issued and outstanding 2,572,146 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 28, 1999, was approximately $23,900,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB -- Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1999.

PART III of Form 10-KSB--Proxy Statement for the 1999 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

              Yes / /    No/X/

                                  PART I

Item  1. Description of Business
--------------------------------

General
-------

     Community Financial Corporation ("Community" or the "Company") is a Virginia corporation which owns Community Bank (the "Bank" or "Community Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. We effected a two-for-one stock split in the form of a 100% stock dividend in November 1994 and March 1998.

     Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq Stock Market under the symbol "CFFC." In November, 1997 Community Bank established Community First Mortgage Corporation ("Community First"), a wholly owned mortgage banking subsidiary to originate and sell mortgage loans.

     Community and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and our deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

     At March 31, 1999, Community had $200.8 million in assets, deposits of $153.0 million and stockholders' equity of $26.4 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts and Virginia Beach, Virginia.

     Like all financial institutions, Community's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

     Community's main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-KSB contains certain forward-looking statements with respect to the financial condition and results of operations of our business. These forward-looking statements involve certain risks and uncertainties. When used in this Annual Report on Form 10-KSB or future filings by us with the Securities and Exchange Commission,in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Lending Activities
------------------

     General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial real estate with an emphasis on multi-family housing. We make construction loans secured by commercial real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio and to increase interest income. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson counties and the Hampton Roads area in Virginia.

     Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on our experience and on guidelines with respect to credit underwriting as well as the guidelines issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and other purchasers of loans, depending on the type of loans involved. The one-to four-family adjustable-rate mortgage loans originated by us, however, are not readily saleable in the secondary market due to the fact that we do not typically require surveys, title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors.

     Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family and commercial real estate loans in the amount of $175,000 or less may be approved by the Senior Vice-President/Director of Lending or the President of the Company. Loans in excess of $175,000 but less than $250,000 must be approved by a majority of our Loan Committee. All mortgage loans in excess of $250,000 must be approved by the Board of Directors. Consumer loans in excess of $100,000 on a secured basis and $50,000 on an unsecured basis require the approval of the President of the Company and/or the Senior Vice-President of Lending with the concurrence of another member of senior management. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 1999, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities and invested in any one project was approximately $3.7 million. At March 31, 1999, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $2.5 million.

     Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

                                                                                   March 31,
                   -----------------------------------------------------------------------------------------------------
                         1999                1998                1997               1996                 1995
                   -----------------------------------------------------------------------------------------------------
                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                   -----------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
Residential          $ 91,396  51.56%    $ 94,962    56.92%  $ 96,968   63.83%   $ 91,212   62.92%  $ 86,331   62.90%
Commercial             38,545  21.75       40,115    24.04     37,508   24.69      38,433   26.51     39,667   28.90
Construction           13,712   7.74       10,071     6.04      5,204    3.42       6,415    4.43      4,336    3.15
                     --------  -----      -------   ------    -------   -----     -------   -----    -------   -----
  Total real estate   143,653  81.05      145,148    87.00    139,680   91.94     136,060   93.86    130,334   94.95
                     --------  ------     -------   ------    --------  -----     -------   -----    -------   -----
Consumer Loans:
--------------
Unsecured personal      2,710   1.53        1,935     1.16      4,418    2.91       3,616    2.50      3,600    2.62
Secured personal        4,200   2.37        3,066     1.84        546     .36         ---     ---        ---     ---
Automobile              6,430   3.63        3,970     2.38      1,646    1.08       1,470    1.01      1,072     .78
Home equity            12,234   6.90        7,086     4.25      1,630    1.07         380     .26        412     .30
Deposit account           260    .15          277      .16        339     .22         234     .16        267     .20
Other                      47    .02           35      .02         76     .05         496     .34      1,577    1.15
                       ------  -----       ------     ----      -----    ----       -----    ----      -----    ----
  Total consumer       25,881  14.60       16,369     9.81      8,655    5.69       6,196    4.27      6,928    5.05

Commercial business     7,713   4.35        5,321     3.19      3,588    2.37       2,709    1.87        ---     ---
                       ------  -----       ------     ----      -----    ----       -----    ----      -----    ----
Total loans
 receivable          $177,247 100.00%    $166,838   100.00%  $151,923  100.00%   $144,965  100.00%    $137,262  100.00%
                      ------- ======      -------   ======    -------  ======     -------  ======      -------  ======
Less:
Undisbursed loans in
 process                4,249               3,003               1,619               1,830                1,477
Deferred fees and
 unearned discounts       268                 247                 361                 396                  507
Allowance for losses    1,316               1,117               1,038               1,000                  763
                        -----               -----               -----               -----              -------
  Total net items       5,833               4,367               3,018               3,226                2,747
                        -----               -----               -----               -----              -------
  Total loans
   receivable, net   $171,414            $162,471            $148,905            $141,739             $134,515
                      =======             =======             =======             =======              =======

    The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                     March 31,
                   -------------------------------------------------------------------------------------------------------
                            1999              1998              1997                 1996                 1995
                   -------------------------------------------------------------------------------------------------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent     Amount  Percent
                   -------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
 Residential          $ 16,587    9.36%  $ 13,539    8.12%  $ 11,161    7.34%  $ 12,863    8.87%   $ 12,896    9.40%
 Commercial             11,294    6.37      6,442    3.86      6,223    4.10      5,548    3.83       2,765    2.01
                        ------    ----     ------    ----     ------    ----     ------    ----    --------  ------
 Total real
  estate loans(1)       27,881   15.73     19,981   11.98     17,384   11.44     18,411   12.70      15,661   11.41
                        ------   -----     ------   -----     ------   -----     ------   -----    --------  ------
Consumer                22,353   12.61     14,716    8.82      8,114    5.33      5,902    4.07       6,516    4.75
Commercial business      5,656    3.19      4,767    2.86      3,588    2.37      2,709    1.87         ---     ---
                        ------   -----     ------   -----     ------   -----     ------   -----    --------  ------
 Total fixed-rate loans 55,890   31.53     39,464   23.66     29,086   19.14     27,022   18.64      22,177   16.16
                        ------   -----     ------   -----     ------   -----     ------   -----      ------   -----
Adjustable-Rate Loans:
Real Estate:
 Residential            84,877   47.89     86,074   51.59     87,336   57.49     80,773   55.72      75,023   54.66
 Commercial             30,895   17.43     39,093   23.43     34,960   23.01     36,876   25.44      39,650   28.88
                       -------   -----   --------   -----    -------   -----    -------   -----    --------  ------
 Total real estate
  loans(2)             115,772   65.32    125,167   75.02    122,296   80.50    117,649   81.16     114,673   83.54
                       -------   -----    -------   -----    -------   -----    -------   -----    --------  ------
Consumer                 3,528    1.99      1,653     .99        541     .36        294     .20         412     .30
Commercial Business      2,057    1.16        554     .33        ---     ---        ---     ---         ---     ---
                       -------   -----    -------   -----    -------   -----    -------   -----    --------  ------
 Total adjustable-
  rate loans           121,357   68.47    127,374   76.34    122,837   80.86    117,943   81.36     115,085   83.84
                       -------   -----    -------   -----    -------   -----    -------   -----    --------  ------
 Total loans
receivable            $177,247  100.00%  $166,838  100.00%  $151,923  100.00%  $144,965  100.00%   $137,262  100.00%
                       -------  ======    -------  ======    -------  ======    -------  ======     -------  ======

CONTINUED NEXT PAGE



                                                                  March 31,
                      ----------------------------------------------------------------------------------------------
                            1999           1998               1997                1996               1995
                      ----------------------------------------------------------------------------------------------
                      Amount   Percent   Amount    Percent   Amount   Percent   Amount   Percent   Amount  Percent
                      ----------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)


Less:
Undisbursed loans
 in process              4,249            3,003               1,619               1,830             1,477
Deferred fees and
 unearned discounts        268              247                 361                 396               507

Allowance for losses     1,316            1,117               1,038               1,000               763
                       -------          -------             -------             -------           ------
 Total net items         5,823            4,366               3,018               3,226             2,747
                       -------          -------             -------             -------           ------
 Total loans
  receivable, net     $171,414         $162,471            $148,905            $141,739          $134,515
                       =======          =======             =======             =======           =======



----------------

(1) Includes residential real estate construction loans of $2,679,000, $818,000, $1,529,000, $2,424,000 and $1,588,000 and commercial real estate construction loans of $2,636,000, $4,321,000, $3,675,000, $3,991,000 and $2,748,000 at March
31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) Includes residential real estate construction loans of $7,389,000 and $3,833,000 and commercial real estate construction loans of $1,008,000 and $1,099,000 at March 31,1999 and 1998, respectively.


Loan Maturity and Repricing
---------------------------

    We originate fixed and adjustable rate construction loans both of which generally mature in one year or less. At March 31, 1999, we had total construction loans of $13.7 million, all of which mature in the fiscal year ended March 31, 2000.

One-to Four-Family Residential Real Estate Lending
---------------------------------------------------

     Our primary lending program is the origination of loans secured by one-to four-family residences, substantially all of which are located in our market area. We evaluate both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one-to four-family residential real estate loans in amounts of 80% or less of the appraised value. In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount to reduce our exposure to 80% or less.

     Most savings institutions, including Community Bank, historically made one- to four-family residential mortgage loans on a 30-year fixed-rate basis. Due to prepayments and refinancings, the average actual maturity of 30-year loans is generally substantially shorter.

     In order to reduce our exposure to changes in interest rates, we have de-emphasized the origination of 30-year fixed-rate one-to four-family residential mortgage loans for retention in our own portfolio. For the year ended March 31, 1999, 43.8% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 1999, $13.9 million (excluding $2.7 million of residential construction loans) or 15.2%, of our one-to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

     Our current one-to four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust primarily every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Although our primary one-to four-family residential loan is the one year adjustable, we have begun to offer a residential loan which adjusts every three years generally in accordance with the rates on three year U.S. Treasury Bills. Our ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in our market area, Community Bank makes one and three-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 1999, ARM loans totaled $84.9 million, or 47.9%, of our total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

     All one-to four-family real estate mortgage loans being originated by us contain a "due-on-sale" clause providing that we may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is our policy to enforce these due-on-sale clauses concerning fixed-rated loans and to permit assumptions of ARMs, for a fee, by qualified borrowers.

     We require, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interests. The cost of this insurance coverage is paid by the borrower. We generally do not require escrows for taxes and insurance.


Commercial Real Estate and Construction Lending
-----------------------------------------------

     We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 1999, commercial real estate, land and construction loans aggregated $52.3 million or 29.5% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

     Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge fees ranging from 1% to 2% on these loans. At March 31, 1999, we had $11.2 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

     At March 31, 1999, we had $3.6 million or 2.1% of our total loans receivable before net items invested in commercial construction loans compared to $5.4 million or 3.2% at March 31, 1998. At March 31, 1999, we had four commercial construction loans, the largest one having an outstanding balance of $1.4 million. All of these loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

     In our underwriting of commercial real estate and construction loans, we may lend, under federal regulations, up to 100% of the security property's appraised value, although the loan to original appraised value ratio on such properties is generally 80% or less. Our commercial real estate and construction loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property.

     At March 31, 1999, we had 19 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $30.6 million. The largest was a loan to a single borrower for $2.5 million secured by 168.5 acres of partially developed land with streets, curbing, underground utilities and public water located near Johnson City, Tennessee.

  The following table presents information as to Community's commercial real estate and construction lending portfolio as of March 31, 1999 by type of project.

                                               Number
                                                 of       Principal
                                                Loans      Balance
                                               ------    -----------
                                              (Dollars in Thousands)

Permanent financing:
  Multi-family residential
    buildings                                     44       $15,667
  Hotel and motel                                  1           215
  Commercial and industrial buildings             83        18,278
  Raw land                                        30         3,483
  Church                                           1           902
                                                 ---        ------
                                                 159        38,545
                                                 ---        ------
Acquisition and construction
  financing:
  Commercial and industrial buildings              2         2,212
                                                 ---        ------

   Total                                         161       $40,757
                                                 ===        ======

     Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sale value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because we usually provide loans to a developer for the entire estimated cost and interest of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Consumer Lending
----------------

     Federal thrift institutions are permitted to make both secured and unsecured consumer loans reasonably incident to personal or household purposes. In general, loans made under these investment powers may not exceed 30% of a federally-chartered thrift institution's total assets.

     We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans and credit card receivables. At March 31, 1999, we had $25.9 million or 14.6% of our total loans receivable before net items invested in consumer loans. With the exception of $3.5 million of home equity loans at March 31, 1999, our consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are home equity loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

     We offer VISA credit card accounts. At March 31, 1999, 1,340 credit card accounts had been issued, with an aggregate outstanding balance of $364,602 and unused credit available of $3.1 million. We presently charge no annual membership fee and an annual rate of interest of 15.98%.

     The underwriting standards employed by us for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($92,000 at March 31, 1999), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending
---------------------------

     We also orginiate commercial business loans. At March 31, 1999 we had $7.7 million in commercial business loans outstanding, representing 4.4% of our gross loan portfolio. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

     Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 1999, we had $6.5 million of secured commercial business loans and $1.2 million of unsecured commercial business loans.

     We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

Loan Originations, Purchases and Sales
--------------------------------------

     Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 1999, substantially all of our real estate loans were secured by real estate located in our market area.

     Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. We purchased one loan in the amount of $2,500,000 in fiscal 1999, which is discussed further on page 12, "Commercial Real Estate and Construction Lending".

     Generally, we originate fixed-rate residential mortgage loans for sale in the secondary market and retain adjustable-rate mortgage loans for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.


                                              Year Ended March 31,
                                          ----------------------------
                                            1999      1998      1997
                                          ----------------------------
                                                 (In Thousands)
Origination by Type:
-------------------
Adjustable Rate:
 Real estate - one- to four-family
             - residential                $22,300  $20,724   $21,687
             - commercial                  13,916    9,693     5,974
             - home equity                  8,214      390       230
                                          -------   ------    ------
     Total adjustable rate                 44,430   30,807    27,891
                                          -------   ------    ------
Fixed Rate:
----------
 Real estate - one- to four-family
               residential                 28,614    5,345     3,280
             - commercial                   4,514      ---     1,092
 Non-real estate - consumer(1)             22,134   22,009    10,857
                                          -------   ------    ------
     Total fixed rate                      55,262   27,354    15,229
                                          -------   ------    ------
Sales and Repayments
--------------------
Real estate loans                          28,606    4,001     1,418
Principal repayments                       41,034   23,552    23,836
                                          -------   ------    ------
     Total reductions                      69,640   27,553    25,254
                                          -------   ------    ------
Increase (decrease) in other
 items, net                               (21,109) (17,041)  (10,699)
                                          -------   ------    ------
     Net increase (decrease)              $ 8,943  $13,567   $ 7,167
                                          =======  =======   =======

---------------------

  (1) Consumer loans include the amounts outstanding on credit card accounts opened by us and outstanding lines of credit on home equity loans. The total credit available was $5.9 million, $4.6 million and $4.1 million at March 31, 1999, 1998 and 1997, respectively, which would have increased fixed-rate consumer loans to $28.0 million, $26.6 million and $14.9 million at such dates, respectively.

Delinquent and Problem Loans
----------------------------

     When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 16 days past due and again when the loan is 28 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us. Historically, deficiencies have been cured promptly.

     The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1999. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                        Residential          Commercial
                        Real Estate          Real Estate          Consumer
                      ------------------  ------------------ -----------------
                       Number    Amount   Number     Amount  Number     Amount
                      --------------------------------------------------------
                                        (Dollars in Thousands)

Loans Delinquent for:
--------------------
30-59 days              16      $1,238        -        $-       16      $185
60-89 days               3         196        -         -        4        61
90 days and over        18       1,534        -         -        9        73
                        --       -----       --        --      ---      ----
Total delinquent loans  37      $2,968        -        $-       29      $319
                        ==       =====       ==        ==      ===      ====


  Federal regulations provide for the classification of loans, debt, equity securities and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent general allowances for losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an institution. In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of management's review of our assets, at March 31, 1999, we had classified $2,846,000 of our assets as substandard, none as doubtful and $893 as loss. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern."

Non-Performing Assets
---------------------

     The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120 days delinquent are charged against the consumer loan allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                               March 31,
                           --------------------------------------------------
                             1999     1998      1997      1996      1995
                           --------------------------------------------------
                                          (Dollars in Thousands)

Non-accruing loans:
  Consumer                $   92     $  590    $  400    $  ---   $    3
  Real Estate              1,074         45       103       ---      ---

Accruing Loans Delinquent
 More Than 90 Days:

 Residential                 ---        ---       ---        52       ---
 Commercial                  ---        ---       ---       ---       ---
 Consumer                    ---        ---       ---       541       ---
Real estate acquired
 through foreclosure         352        303       173       148       350
                           -----      -----     ------    -----    ------
     Total                $1,518     $  938    $  676    $  741   $   353
                           =====      =====     ======    =====    ======
     Total as a percentage
      of total assets       .76%        .51%      .40%      .46%     .23%
                           =====      =====     ======    ======    ======
Unallocated allowance for
  loan losses             $1,195     $1,080    $  783    $   791   $  728
                           =====      =====     ======    ======    ======


     Non-performing assets at March 31, 1999 were comprised of six single family residential properties, a commercial property, one multi-unit apartment building, one unsecured consumer loan and various smaller auto loans, which were more than ninety-days past due, real estate acquired through foreclosure of two single family dwellings, four rental properties of two units each and a five acre lot. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loans Of Concern
----------------------

     As of March 31, 1999, there were $2,780,000 in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     The $2,780,000 in other loans of concern is comprised primarily of 14 residential real estate loans and one commercial real estate loan. Seven of the loans are secured by one-to -four family rental properties with four borrowers and with an aggregate loan balance of $500,000. Seven loans are secured by multi-family properties with two borrowers and a total loan balance of $2,084,000. The remaining real estate loan is secured by a commercial building loan with one borrower and a total balance of $193,000. The balance of the $2,780,000 in other loans of concern is one consumer loan. We are closely monitoring the status of these loans.

     Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate
---------------------------------------------

     We provide valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide reserves based on the dollar amount and type of collateral securing our loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 1999, we increased our allowance for losses on loans by $199,000 due primarily to the increased loan volume, especially in commercial real estate, construction and consumer loans. At March 31, 1999, we had an allowance for loan losses of $1,316,000 which is predominantly a general allowance of $1,195,000.

     The following table sets forth an analysis of our allowance for loan losses.

                                     Year Ended March 31,
                      ------------------------------------------------
                        1999      1998      1997      1996       1995
                      ------------------------------------------------
                                     (Dollars in Thousands)

Balance at beginning
  of period           $ 1,117    $1,039   $ 1,000   $   763   $   661
                       ------     -----     -----    ------    ------
Provision charged to
 operations               360       499       181       307       109
                       ------     -----     -----    ------    ------
Charge-offs:
-----------
  Residential real
   estate                 100       116        59       ---       ---
  Consumer                 74       376       110        71         7

Recoveries:
  Real Estate               6       ---       ---       ---       ---
  Consumer                  7        73        27         1       ---
                       ------     -----     -----    ------    ------
Net charge-offs           161       420       142        70         7
                       ------     -----     -----    ------    ------
Balance at end
 of period            $ 1,316    $1,117    $1,039   $ 1,000   $   763
                       ======     =====     =====    ======    ======

Ratio of net charge-
 offs during the
 period to  average
 loans outstanding
 during the period        .10%      .27%      .01%      .01%      .01%

     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                   Commercial              Consumer and
                                      Real                  Commercial
                      Residential    Estate   Construction   Business    Total
                      ----------------------------------------------------------
                                         (Dollars in Thousands)

March 31, 1999
--------------

Amount of loan loss
 allowance             $    375    $    306    $    123    $    512    $  1,316
Loan amounts by
 category                91,396      38,545      13,712      33,594     177,247
Percent of loans in
 each category to
 total loans              51.56%      21.75%       7.74%      18.95%      100.0%

March 31, 1998
--------------

Amount of loan loss
 allowance             $    376    $    161    $    116    $    464    $  1,117
Loan amounts by
 category                94,962      40,115      10,071      21,690     166,838
Percent of loans in
 each category to
 total loans              56.92%      24.04%       6.04%      13.00%      100.0%

March 31, 1997
--------------

Amount of loan loss
 allowance             $    385    $    140    $     78    $    436    $  1,039
Loan amounts by          96,968      37,508       5,204      12,243     151,923
 category
Percent of loans in
 each category to
 total loans              63.83%      24.69%       3.42%       8.06%      100.0%

March 31, 1996
--------------

Amount of loan loss
 allowance             $    381    $    242    $     83    $    294    $  1,000
   Loan amounts by
 category                91,212      38,433       6,415       8,905     144,965
Percent of loans in
 each category to
 total loans              62.92%      26.51%       4.43%       6.14%      100.0%

March 31, 1995
--------------

Amount of loan loss
 allowance             $    216    $    374    $     72    $    101    $    763
Loan amounts by
 category                86,331      39,667       4,336       6,928     137,262
Percent of loans in
 each category to
 total loans              62.90%      28.90%       3.15%       5.05%      100.0%

Subsidiary Activities
---------------------

     We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997 and began operations in June 1998. The primary business of Community First is to originate fixed rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. Community First, in its first ten months of operation during the year ended March 31, 1999 experienced a loss before income taxes of approximately $425,000.

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

     Historically, we have maintained our liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.9%. See "Regulation Federal Home Loan Bank System."

     The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC common stock, are indicated in the following table.


                                       March 31, 1999
                      --------------------------------------------------
                        Within      1 to 5         Total Investment
                        1 Year       Years            Securities
                      ----------  ----------   -------------------------
                      Book Value  Book Value   Book Value   Market Value
                      ----------  ----------   ----------   ------------
                                  (Dollars in Thousands)

Federal agency
 obligations          $     ---   $    2,315   $  2,315     $    2,301
State agency
 obligations and
 commercial paper           ---        3,246      3,246          3,277
                          -----        -----      -----          -----
Total investment
 securities           $     ---    $   5,561    $ 5,561      $   5,578
                         ======        =====      =====          =====
Weighted average
 yield                     ---%         5.00%      5.00%          4.98%
                           ===          ====       ====           ====

  The following table sets forth the composition of our investment portfolio at the dates indicated.


                                         March 31,
                        ----------------------------------------------
                            1999            1998            1997
                        ----------------------------------------------
                         Book    % of    Book    % of    Book     % of
                         Value   Total   Value   Total   Value   Total
                         -----   -----   -----   -----   -----   -----
                                    (Dollars in Thousands)
Interest-bearing
 deposits with
 banks                   $6,407  100.0%  $2,866   100.0%  $1,015   100.0%
Federal funds sold          ---   ---       ---    ---      ---     ---
                         ------  -----   ------   -----    -----   -----
     Total               $6,407  100.0%  $2,866   100.0%  $1,015   100.0%
                          =====  =====    =====   =====    =====   =====
Investment securities:
 U.S. government
  securities             $  ---  --- %   $  ---    --- %  $  ---    --- %
 Federal agency
  obligations             2,315   21.8    1,861    55.2    4,876   55.2
 State agencies and
  commercial paper        3,246   30.6    1,323    3.6      321     3.6
 FHLMC common stock       3,543   33.4    3,905   25.4    2,243    25.4
                          -----  -----    -----   -----    ---      ---
     Subtotal             9,104   85.8    7,089   84.2    7,440    84.2

FHLB stock                1,508   14.2    1,600   15.8    1,400    15.8
                          -----  -----    -----   -----   -----    ----
     Total investment
      securities and
      FHLB stock        $10,612  100.0%  $8,689  100.0%  $8,840   100.0%
                         ======  =====    =====  =====    =====   =====

Average remaining life
 or term to repricing,
 excluding FHLMC common
 stock, FHLB stock and
 other marketable equity
 securities                  3 years         3 years         2 years


     During fiscal 1999 the market rates paid on investment securities declined. During fiscal 1999 we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within three months to two years from date of purchase.

Sources of Funds
----------------

     General. Deposits have traditionally been the principal source of our funds for use in lending and for other general business purposes. In addition to deposits, we derive funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances.

     Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

     Deposits. We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular passbook accounts, checking accounts, various money market accounts, fixed-rate certificates with varying maturities, $100,000 or above jumbo certificates of deposit and individual retirement accounts. Certain of our jumbo certificates which have matured revert to a passbook rate and are reflected in the tables as passbook accounts. We do not solicit brokered deposits due to our ability historically to attract funds from our local markets or borrow from the FHLB at lower rates.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.


                                                    At March 31,
                                          ----------------------------
                                            1999      1998      1997
                                          --------  --------  --------
                                                 (In Thousands)

Passbook and statement accounts           $14,307   $ 12,443  $ 12,578
NOW and Super NOW accounts                 25,914     21,080    15,576
Money market accounts                      11,613      8,349     9,935
One- to five-year fixed-rate
 certificates                              97,508     91,996    73,817
Six-month and 91 day certificates           3,373      3,246     4,075
Jumbo certificates                            300      1,050       614
                                          --------  --------  --------
     Total                               $153,015   $138,164  $116,595
                                          =======    =======   =======

     The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by us for the periods indicated.

                                              Year Ended March 31,
                                          ----------------------------
                                                   1999     1998      1997
                                          --------- --------- --------
                                                 (In Thousands)

Passbook and statement accounts           $ 1,864   $   (135)  $   399
NOW and Super NOW accounts                  4,834      5,504     1,993
Money market accounts                       3,264     (1,586)     (297)
One-to five-year fixed-rate
 certificates                               5,512     18,179     7,168
Six-month and 91 day certificates             127       (829)   (2,349)
Jumbo certificates                           (750)       436       179
                                           -------    -------   -------
     Total increase                       $14,851  $  21,569   $ 7,093
                                           =======    =======   =======

     The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

                                       Year Ended March 31,
                      -------------------------------------------------------
                            1999               1998               1997
                      -----------------   ----------------  -----------------
                                Average            Average            Average
                      Average    Rate     Average   Rate    Average     Rate
                      Balance    Paid     Balance   Paid    Balance     Paid
                      -------   -------   -------  -------  -------   -------
                                      (Dollars in Thousands)

Deposit Category
----------------
Noninterest bearing
 demand deposits       $ 4,909    ---%    $  2,944     ---% $  2,145     ---%
Interest bearing
 demand deposits        26,027   2.96       23,715    2.96    21,412     3.03
Savings deposits        13,378   3.00       12,358    2.99    12,063     2.98
Time deposits           97,475   5.35       87,672    5.45    75,687     5.34
                       -------   ----      -------   -----   -------     ----
Total deposits        $141,789   4.50%    $126,689    4.61% $111,307     4.54%
                       =======   ====      =======    ====   =======     ====

     The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and has allowed us to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institution such as thrift institutions into direct investment vehicles such as government and corporate securities). In addition, we have become much more subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Our ability to attract and maintain deposits, and our cost of funds, has been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth our deposit flows during the periods indicated.

                                            Year Ended March 31,
                                     ---------------------------------
                                       1999        1998        1997
                                     ---------    --------    --------
                                            (Dollars in Thousands)

Opening balance                     $138,164    $116,595     $109,502
Net deposits (withdrawals)             8,464      16,718        2,983
Interest credited                      6,387       4,851        4,110
                                    ---------   --------     --------
Ending balance                      $153,015    $138,164     $116,595
                                    ---------   --------     --------
Net increase                        $ 14,851    $ 21,569     $  7,093
                                    ---------   --------     --------
Percent increase                       10.75%      18.50%        6.47%
                                       =====       =====         ====


     During the fiscal years ended March 31, 1999, 1998 and 1997 we emphasized free checking accounts, increased our marketing efforts and remained competitive in regard to the rates offered by competitors. Due to these efforts and the opening of an additional branch location in the Hampton Roads area in November of 1998, we experienced an increase in both demand and time deposits during fiscal 1999. To the extent that we may rely on sources of funds other than deposits, our earnings may be adversely affected. We may use borrowings as an alternative source of funds. See "- Borrowings."

     The following table shows rate information for our certificates of deposit as indicated.


                 2.00-      3.01-     5.01-     6.01-
                 3.00%      5.00%     6.00%     7.00%     Total

--------------------------------------------------------------------------------
                                      (Dollars in Thousands)

March 31, 1999   $ --      $29,790   $67,199   $ 4,192   $101,181
March 31, 1998     49        5,729    74,112    16,402     96,292
March 31, 1997     68       17,980    52,466     7,992     78,506


     The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 1999.

                                         Maturity
                           3 Months    Over      Over
                              or     3 to 12      12
                             less     Months    Months    Total
                           --------  --------  ---------  ------
                                          (Dollars in Thousands)

Certificates of deposit
 less than $100,000        $21,627  $48,559    $18,109  $ 88,295

Certificates of deposit
 of $100,000 or more.        3,775    6,053      3,058    12,886
                            ------    -----     ------   -------
    Total certificates
      of deposit           $25,402  $54,612    $21,167  $101,181
                            ======   ======    =======   =======


Borrowings
----------

     As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 1999, we had no securities sold under agreements to repurchase.

     We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

     The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.

                                       Year Ended March 31,
                           ---------------------------------------------
                                1999            1998           1997
                           --------------  -------------  --------------
                                          (In Thousands)

Maximum Balance:
FHLB advances                 $20,000          $32,000        $28,000


                           Amount    Rate  Amount   Rate  Amount   Rate
                           ------    ----  ------   ----  ------   ----
Average Balance:
FHLB advances              $14,167    5.7% $25,917   5.7%  $26,542  5.6%


     The following table sets forth information as to the our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.


                                              At March 31,
                                       -------------------------
                                        1999     1998     1997
                                       ------   ------    ------
                                        (Dollars in Thousands)

FHLB advances                          $19,000  $18,000  $26,000
                                       -------  -------  -------
     Total borrowings                  $19,000  $18,000  $26,000
                                        =======  =======  =======

Weighted average interest
 rate of FHLB advances                   5.60%    5.77%    6.85%

Competition
-----------

     Community faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other thrift institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in our market area. We compete for real estate loans principally on the basis of our interest rates and loan fees, the types of loans and the quality of services provided to borrowers.

     We face substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. We compete for these deposits by offering a variety of deposit accounts at competitive rates and convenient business hours.

     We consider our primary market for deposits to be Augusta County and for mortgage loans to be Augusta and Rockingham Counties and the Hampton Roads area. At March 31, 1999, there were twelve commercial banks with offices in our primary market areas. We estimate that our market share of savings deposits in Augusta County is approximately 10% and our share of mortgage loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia expanded the Bank's market area to the Hampton Roads area of Virginia.


Regulation
----------

     General. Community Bank is a federally chartered financial institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Community Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Community Bank, Community Financial also is subject to federal regulation and oversight. The purpose of the regulation of Community Financial and other holding companies is to protect subsidiary savings associations. Community Bank is a member of the Savings Association Insurance Fund ("SAIF") which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of Community Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Community Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the OTS and we are subject to periodic examinations by the OTS. When an examinations is conducted by the OTS, the examiners may require us to provide for higher general or specific loan loss reserves. Our last regular OTS examination was in January, 1998 and the examiners did not require us to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Our OTS assessment for the fiscal year ended March 31, 1999, was $51,505.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Community Bank and Community Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of Community Bank is prescribed by federal laws, and we are prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Community Bank is in compliance with these restrictions.

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus of the Bank (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, our lending limit under this restriction was $3.7 million.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under this system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. This legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits (as of March 31, 1995) insured by the FDIC, which resulted in an assessment of $670,765 being paid by Community Bank in November 1996. This special assessment significantly increased noninterest expense and adversely affected our results of operations for the year ended March 31, 1997. As a result of the special assessment, our deposit insurance premiums were reduced to zero based upon our current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Community Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement are a 6.48 basis points assessment on SAIF deposits and 1.3 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     Regulatory Capital Requirements. Federally insured savings associations, such as Community Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 9 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this report for information on our regulatory capital levels and applicable OTS requirements.

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

     The imposition by the OTS or the FDIC of any of these measures on us may have a substantial adverse effect on our operations and profitability and the value of our Common Stock. Our shareholders do not have preemptive rights, and therefore, if we are directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of Community Financial by stockholders.

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

     Generally, savings associations, such as Community Bank that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Community Bank may pay dividends in accordance with this general authority.

     Liquidity. All savings associations, including Community Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what we include in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in Part II, Item 6 of this report.

     Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, Community Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. At March 31, 1999, Community Bank met the test and has always met the test since its effectiveness. See "- Holding Company Regulation."

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Community Bank may be required to devote additional funds for investment and lending in our local community. We were examined for CRA compliance in October, 1996 and received a rating of "Satisfactory".

     Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Community Bank include Community Financial and any company which is under common control with Community Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Community Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Holding Company Regulation. Community Financial is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, we generally are not subject to activity restrictions. If we acquire control of another savings association as a separate subsidiary, we or the Company would become a multiple savings and loan holding company, and our activities and any of our subsidiaries (other than Community Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     We must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal Securities Law. Our stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Community stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Community may not be resold without registration or unless sold in accordance with certain resale restrictions. If we meet specified current public information requirements, each affiliate of ours is able to sell in the public market, without registration, a limited number of shares in any three-month period.


Federal and State Taxation
--------------------------

     Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

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

     In August 1996, legislation was enacted that repealed the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 1999, Community Bank's post-1987 excess reserves amounted to approximately $1,056,000. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

     In addition to the regular income tax, corporations, including savings associations such as Community Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1999, Community Bank's Excess for tax purposes totaled approximately $2.7 million.

     Community Financial and Community Bank file consolidated federal income tax returns on a fiscal year basis. Savings associations, such as the Community Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     Our federal income tax returns and our consolidated subsidiary for the last three years are open to possible audit by the Internal Revenue Service (the "IRS"). No returns are being audited by the IRS at the current time. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Community Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of Community Financial and our consolidated subsidiaries.

     Virginia Taxation. We conduct our business in Virginia and consequently are subject to the Virginia corporate income tax. The Commonwealth of Virginia imposes a corporate income tax on a basis similar to federal income tax at a rate of 6% on Virginia taxable income.


Executive Officers
------------------

     The following information as to the business experience during the past five years is supplied with respect to executive officers of Community Financial. Except as otherwise indicated, the persons named have served as officers of Community Financial since it became the holding company of Community Bank, and all offices and positions described below are also with Community Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Thomas W. Winfree. Mr. Winfree, age 54, is President and Chief Executive Officer of the Company. He was elected in October 1995. Prior to joining the Company, Mr. Winfree was President and Chief Executive Officer of Jefferson Savings and Loan in Warrenton, Virginia.

     R. Jerry Giles. Mr. Giles, age 50, is our Chief Financial Officer. He was elected in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

     Patsy Clem. Ms. Clem, age 59, is our Controller, a position she has held since July, 1986. Ms. Clem has been employed by us since 1983 in the Accounting Department.

     P. Douglas Richard. Mr. Richard, age 54, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

     Chris P. Kyriakides. Mr. Kyriakides, age 36, is our Vice President and Regional Executive Vice President, a position he has held since January, 1997.

Prior to joining the Company Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

     John D. Meade III. Mr. Meade, age 46, is our Senior Vice President of Lending, a position he has held since September 1998. Prior to joining the Company Mr. Meade was President and CEO of Hanover Bank in Richmond, Virginia beginning in August 1996. Mr. Meade was also President and CEO of First Bank and Trust of Tennessee from March 1995 to July 1996 and was employed by Tidemark Bank from July 1994 to March 1995.

     Benny N. Werner. Mr. Werner, age 50, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Employees
---------

     At March 31, 1999, we had a total of 101 employees, including eleven hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

Item  2.  Description of Property
---------------------------------

     The following table sets forth information at March 31, 1999, with respect to our offices, furniture and equipment.


                                       Owned
                                         or         Gross       Net Book
                                       Leased       Square      Value at
        Location           Opened    Expiration     Footage  March 31, 1999
----------------------------------------------------------------------------

38 North Central Avenue    1956        Owned         17,000      $2,196,000
Staunton, Virginia

Rte. 250 West              1989        Owned          5,300         986,000
Waynesboro, Virginia

Routes 340 and 608         1993        Owned          2,074         372,000
Stuart's Draft, Virginia

5300 Kemps River Drive     1997        2002           2,400          88,000
Virginia Beach, Virginia

621 Nevan Road
Virginia Beach, Virginia   1998        2038          13,000         907,505

Community First Mortgage
9011 Arboretum Parkway
Richmond, Virginia         1997        2003           1,800          10,000

     Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 1999 was $954,619.

Item  3.  Legal Proceedings
---------------------------

     There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.


Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.


                                 PART II

Item  5.  Market for Common Equity and Related Security
          Holder Matters
-------------------------------------------------------

     The information contained under the caption "Common Stock" on page 40 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Operations" on pages 9 through 16 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7.  Financial Statements
------------------------------

     The Financial Statements on pages 17 through 38 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

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

                                 PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------

     Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation," a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Information concerning executive officers as set forth in Part I of this report under the caption "Executive Officers."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the last fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with, except for John D.Meade, III, an officer of Community, who inadvertently failed to file a Form 4 to report the purchase of 500 shares and 1,000 shares of common stock on October 8, 1998 and November 7, 1998, respectively. On May 13, 1999, Mr. Meade filed a Form 5 disclosing the transactions.

Item 10.  Executive Compensation
--------------------------------
  Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
-------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.  Exhibits and Reports on 8-K
-------------------------------------
    (a) Exhibits:

                                                        Reference to
                                                        Prior Filing
                                                         or Exhibit
Regulation                                                 Number
S-K Exhibit                                               Attached
  Number                     Document                      Hereto
---------------------------------------------------------------------

    2            Plan of acquisition, reorganization,
                 arrangement, liquid, or succession        None
    3            Amended and Restated Articles of
                 Incorporation and Bylaws                   ***
    4            Instruments defining the rights of
                 security holders, including indentures:
                 Common Stock Certificate                    4
    9            Voting trust agreement                    None
   10            Material contracts:
                 Stock Option and Incentive Plan             *
                 Employment Agreement                        *
                 Employee Stock Ownership Plan              **
                 1996 Incentive Plan                       ***
                 Supplemental Executive Retirement Plan     10
   11            Statement re computation of per
                  share earnings                           None
   13            Annual Report to Security Holders          13
   16            Letter on change in certifying
                  accountant                               None
   18            Letter on change in accounting
                  principles                               None
   21            Subsidiaries of Registrant                 21
   22            Published report regarding matters
                  submitted to vote of security
                  holders                                  None
   23            Consent of Experts and Counsel             23
   24            Power of Attorney                     Not required
   27            Financial Data Schedule                    27
   99            Additional exhibits                       None

--------------------
         *Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

        **Filed on June 28, 1993, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ***Filed on July 5, 1996 as exhibits to the Registrant's Definitive Proxy Statement, File Number 000-18265 on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

  (b) Reports on Form 8-K:

  No reports on Form 8-K have been filed during the three-month period ended March 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY FINANCIAL CORPORATION

Date: June 29, 1999               By: /s/ Thomas W. Winfree
                                     ------------------------------
                                     Thomas W. Winfree
                                     (Duly Authorized Representative)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas W. Winfree         By: /s/ James R. Cooke, Jr.
   -----------------------------     ------------------------------
   Thomas W. Winfree                 James R. Cooke, Jr.
   President and Chief               Chairman of the Board
   Executive Officer                  and Director
  (Principal Executive Officer)

Date:   June 29, 1999              Date:   June 29, 1999



By: /s/ Jane C. Hickok            By: /s/ Charles F. Andersen
   -----------------------------     ------------------------------
   Jane C. Hickok                    Charles F. Andersen
   Vice Chairman of the Board        Director
    and Director

Date:      June 29, 1999           Date:    June 29, 1999


By: /s/ Dale C. Smith             By: /s/ Kenneth L. Elmore
   -----------------------------     ------------------------------
   Dale C. Smith                     Kenneth L. Elmore
   Director                          Director

Date:  June 29, 1999              Date:      June 29, 1999


By: /s/ R. Jerry Giles            By: /s/ Charles W. Fairchilds
   -----------------------------     ------------------------------
   R. Jerry Giles                    Charles W. Fairchilds
   Chief Financial Officer           Director
  (Principal Financial and
   Accounting Officer)

Date: June 29, 1999               Date:     June 29, 1999

                                 EXHIBIT INDEX


                                                        Reference to
                                                        Prior Filing
                                                         or Exhibit
Regulation                                                 Number
S-K Exhibit                                               Attached
  Number                     Document                      Hereto
---------------------------------------------------------------------

    2            Plan of acquisition, reorganization,
                 arrangement, liquid, or succession        None
    3            Amended and Restated Articles of
                 Incorporation and Bylaws                   ***
    4            Instruments defining the rights of
                 security holders, including indentures:
                 Common Stock Certificate                    4
    9            Voting trust agreement                    None
   10            Material contracts:
                 Stock Option and Incentive Plan             *
                 Employment Agreement                        *
                 Employee Stock Ownership Plan              **
                 1996 Incentive Plan                       ***
                 Supplemental Executive Retirement Plan     10
   11            Statement re computation of per
                  share earnings                           None
   13            Annual Report to Security Holders          13
   16            Letter on change in certifying
                  accountant                               None
   18            Letter on change in accounting
                  principles                               None
   21            Subsidiaries of Registrant                 21
   22            Published report regarding matters
                  submitted to vote of security
                  holders                                  None
   23            Consent of Experts and Counsel             23
   24            Power of Attorney                     Not required
   27            Financial Data Schedule                    27
   99            Additional exhibits                       None

--------------------
         *Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

        **Filed on June 28, 1993, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ***Filed on July 5, 1996 as exhibits to the Registrant's Definitive Proxy Statement, File Number 000-18265 on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.