Form 10QSB
period 1999-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 1999-08-04
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                    FORM 10-QSB

          (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-18261

                         COMMUNITY FINANCIAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           VIRGINIA                                            54-1532044
-------------------------------------------------------------------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                   38 North Central Ave., Staunton, Va. 24401
-------------------------------------------------------------------------------
                (Address of principal executive offices zip code)


                                 (540) 886-0796
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X               No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 2, 1999: 2,572,146.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                         COMMUNITY FINANCIAL CORPORATION


                                      INDEX



PART I.  FINANCIAL INFORMATION PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at June 30, 1999 (unaudited)
         and March 31, 1999.............................................1

         Consolidated Statements of Income for the
         Three Months Ended June 30, 1999 and 1998 (unaudited)..........2

         Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1999 and
         1998 (unaudited)...............................................3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................5


PART II. OTHER INFORMATION..............................................8

                         COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       June 30,        March 31,
                                         1999            1999
                                     ------------    -------------
                                              (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,214,000 and $6,407,000)         $  7,019,843     $ 10,131,157
Securities
  Held to maturity                     11,076,515        5,561,314
  Available for sale                    3,056,328        3,543,092
Investment in Federal Home Loan
  Bank stock, at cost                   1,350,000        1,508,200
Loans receivable, net                 173,049,042      171,413,721
Real estate owned                         237,907          351,733
Property and equipment, net             6,359,567        6,050,785
Accrued interest receivable
  Loans                                 1,058,639        1,056,833
  Investments                             171,580          107,912
Prepaid expenses and other assets       1,297,476        1,085,272

        Total Assets                 $204,676,897     $200,810,019
                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $149,033,019     $153,015,076
Advances from Federal Home Loan
  Bank                                 27,000,000       19,000,000
Advance payments by borrowers for
  taxes and insurance                     101,738          190,421
Other liabilities                       2,065,107        2,220,794
                                     ------------     ------------

        Total Liabilities             178,199,864      174,426,291
                                     ------------     ------------

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,572,146 shares outstanding           25,721           25,721
  Additional paid in capital            4,897,207        4,897,207
  Retained earnings                    19,700,914       19,395,509
  Net unrealized gain on securities
    available for sale                  1,853,191        2,065,291
     Total Stockholders' Equity        26,477,033       26,383,728
                                     ------------     ------------
        Total Liabilities and
          Shareholders' Equity       $204,676,897     $200,810,019
                                     ============     ============

     See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended
                                                June 30,
                                  ------------------------------------
                                      1999                     1998
                                  ------------             ------------
                                               (Unaudited)

INTEREST INCOME
  Loans                           $3,464,189              $3,434,030
  Investment securities              126,587                  66,967
  Other                               40,567                  50,360
                                  ----------              ----------
    Total interest income          3,631,343               3,551,357
                                  ----------              ----------

INTEREST EXPENSE
  Deposits                         1,573,295               1,538,624
  Borrowed money                     286,443                 276,405
    Total interest expense         1,859,738               1,815,029
                                  ----------              ----------

NET INTEREST INCOME                1,771,605               1,736,328


PROVISION FOR LOAN LOSSES             69,000                  75,000
                                  ----------              ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES         1,702,605               1,661,328
                                  ----------              ----------

NONINTEREST INCOME
  Service charges, fees
    and commissions                  537,961                 295,264
  Gain on sale of securities         550,206                  99,174
  Miscellaneous                           10                     810
                                  ----------              ----------
    Total noninterest
      income                       1,088,177                 395,248
                                  ----------              ----------

NONINTEREST EXPENSE
  Compensation & benefits          1,085,472                 616,784
  Occupancy                          268,334                 149,970
  Data processing                    112,314                 113,469
  Federal insurance premium           21,299                  20,359
  Miscellaneous                      436,691                 276,226
                                  ----------              ----------
    Total noninterest
      expense                      1,924,110               1,173,808
                                  ----------              ----------

INCOME BEFORE TAXES                  866,672                 882,768

INCOME TAXES                         355,496                 376,408
                                  ----------              ----------

NET INCOME                        $  511,176              $  506,360
                                  ==========              ==========

BASIC EARNINGS PER SHARE          $    0.20               $    0.20
DILUTED EARNINGS PER SHARE             0.20               $    0.19
DIVIDENDS PER SHARE               $    0.08               $    0.07


     See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                      June 30,
                                              ---------------------------
                                                  1999           1998
                                              -----------     -----------
                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income                                   $511,176        $506,360
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                   69,000          75,000
     Depreciation                               135,218          68,576
     Amortization of premium and accretion
       of discount on securities, net              (126)           (580)
     (Decrease)increase in net deferred
       loan fees                                  8,416         (17,475)
     Increase in deferred income taxes           27,911           5,718
     Decrease (increase) in other assets       (277,678)        (99,305)
     Increase (decrease) in other liabilities    81,269          44,544
     (Gain)loss on sale of loans               (233,563)        (11,164)
     Proceeds from sale of loans             15,645,582       7,148,350
     Loans originated for resale            (16,154,104)     (7,187,850)
     Gain on sale of available for sale
       securities                              (550,206)        (99,174)
                                            ------------     -----------
   Net cash provided(absorbed) by operating
       activities                              (737,105)        433,000
                                            ------------     ----------

INVESTING ACTIVITIES
  Proceeds from maturities of held to
    maturity securities                          250,000        250,000
  Proceeds from sale of available for
    sale securities                              560,003        101,187
  Purchases of investment securities          (5,750,000)           ---
  Net decrease (increase) in loans            (1,074,409)        73,063
  Purchases of property and equipment           (444,000)      (296,289)
  Redemption (purchase) of FHLB stock            158,200            ---
  (Increase) decrease in Real Estate Owned       113,826       (123,852)
                                              ----------       ---------
    Net cash provided (absorbed) by
      investing activities                    (6,186,380)         4,109
                                              -----------      --------

FINANCING ACTIVITIES
  Dividends paid                                (205,772)      (179,231)
  Net (decrease) in deposits                  (3,982,057)    (1,005,513)
  Proceeds from advances and other
   borrowed money                             25,000,000      4,000,000
  Repayments of advances and other
   borrowed money                            (17,000,000)    (4,000,000)
  Proceeds from issuance of common stock             ---         91,500
Net cash provided (absorbed) by
  financing activities                         3,812,171     (1,093,244)
                                              ----------     -----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 (3,111,314)      (656,135)
CASH AND CASH EQUIVALENTS-beginning of period 10,131,157      7,266,145
CASH AND CASH EQUIVALENTS-end of period       $7,019,843     $6,610,010


     See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

     The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"), its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage
Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

NOTE 2. - EARNINGS PER SHARE

     Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended June 30, 1999 and 1998 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,572,146 and 2,564,495, respectively). The number of shares used to determine diluted earnings per share for the same three-month periods was 2,572,146 and 2,610,156, respectively.

NOTE 3. - STOCKHOLDERS' EQUITY

     The following table presents the Bank's capital levels at June 30, 1999 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA'):

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                   ----------   ---------  ---------    -------   -----------


Tangible Capital  $ 3,066,000   1.50%     $24,026,000   11.75%    $20,960,000
Core Capital        8,177,000   4.00       24,026,000   11.75      15,849,000
Risk-based Capital 12,768,000   8.00       25,267,000   15.83      12,499,000


     Capital distributions by the Bank are limited by federal regulations. Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The federal regulation permits a "Tier 1" institution to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior notice to the Office of Thrift Supervision ("OTS") with the opportunity for the OTS to object to the distribution. A Tier 1 institution is defined as an institution that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Federal regulations require that institutions provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

     Total interest paid for the three months ended June 30, 1999 and 1998 was $1,865,810 and $1,822,582, respectively. Income taxes paid for the three months ended June 30, 1999 and 1998 were $425,971 and none, respectively.

NOTE 5. - COMPREHENSIVE INCOME

     FASB Statement No. 130, " Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Bank includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-months ended June 30, 1999 and 1998:

                                               Three Months Ended June 30
                                             --------------------------------
                                               1999                   1998
                                             ---------              ---------
                                                   (Amounts in thousands)

Net income                                    $ 511,176             $ 506,360
Other comprehensive income,
  net of tax
    Unrealized gains on securities:
      Unrealized holding gains(losses)
        arising during the period                13,932               (17,512)

      Less: Reclassification
        adjustment for gains(losses)
        included in net income                 (341,128)              (57,521)
                                              ---------             ---------
                                              $ 183,980             $ 431,327
                                              =========             =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

     The Company's total assets increased $3.9 million to $204.7 million at June 30, 1999, due primarily to an increase in securities held to maturity of $5.5 million which was funded with cash and cash equivalents and additional advances from the FHLB of Atlanta. Deposits decreased $4.0 million to $149.0 million at June 30, 1999, from $153.0 million at March 31, 1999. The decrease in deposits was due primarily to increased rate competition on certificates of deposit by other financial institutions. Stockholders' equity increased to $26.5 million at June 30, 1999, from $26.4 million at March 31, 1999, due primarily to earnings for the three month period ended June 30, 1999, which was partially offset by a payment of $0.08 per share in cash dividends and a decrease in the net unrealized gain on securities available for sale.

     At June 30, 1999, non-performing assets totaled approximately $2.0 million or 1.00% of assets compared to $1.5 million or .76% of assets at March 31, 1999. At June 30, 1999 our non-performing assets were comprised of seven single family rental properties, eight single family residential properties, one multi-unit apartment building and one construction loan. Real estate acquired through foreclosure included in nonperforming assets totaled $213,000 and was comprised of three single-family residential properties. In addition to the nonperforming loans, at June 30, 1999, we had other loans of concern that totaled approximately $5.3 million. Included in these loans was one real estate loan with a balance of $1.3 million, secured primarily by commercial and rental property and a second commercial real estate loan with a balance of $900,000, both of which were current at June 30, 1999, but are being monitored due to prior delinquencies. The remaining loans of concern were two commercial loans and various residential real estate loans. At June 30, 1999, our allowance for loan losses to non-performing assets was 63% and to total assets was .63%.

     We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classifications system. Management believes that the loan loss reserve is adequate at June 30, 1999. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.13%, which exceeds the regulatory requirement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998.
----------------------------------------------

     General. Net income for the three months ended June 30, 1999 was $511,000 compared to $506,000 for the three months ended June 30, 1998. Net interest income increased slightly while non-interest income increased $693,000 during the three months ended June 30, 1999 compared to the same period in 1998 and non-interest expense increased $750,000 during the same period. Income before taxes decreased to $867,000 for the three months ended June 30, 1999 from $883,000 for the three months ended June 30, 1998.

     Interest Income. Total interest income increased to $3.6 million for the three months ended June 30, 1999, from $3.5 million for the three months ended June 30, 1998, due to an increase in the average balance of investmentsecurities for the three months ended June 30, 1999 as compared to the period ended June 30,1998. The average yield earned on interest-earning assets was 7.83% for the three months ended June 30, 1999 compared to 8.22% for the three months ended June 30, 1998.

     Interest Expense. Total interest expense increased to $1.9 million for the quarter ended June 30, 1999, from $1.8 million for the quarter ended June 30, 1998. Interest on deposits increased to $1.6 million for the quarter ended June 30, 1999 from $1.5 million for the quarter ended June 30, 1998 due primarily to an increase in average outstanding deposit balances. Interest expense on borrowed money increased to $286,000 for the quarter ended June 30, 1999, from $276,000 for the quarter ended June 30, 1998, due to an increase in average outstanding borrowings. The average rate paid on interest-bearing liabilities was 4.37% during the three months ended June 30, 1999 compared to 4.69% for the three months ended June 30, 1998.

     Provision for Loan Losses. The provision for loan losses decreased to $69,000 for the three months ended June 30, 1999, from $75,000 for the three months ended June 30, 1998 due to slower loan growth related to mortgage loan refinancings and management's assessment of the inherent risk in the loan portfolio .

     Noninterest Income. Noninterest income increased to $1.1 million for the three months ended June 30, 1999, from $395,000 for the three months ended June 30, 1998 due primarily to gains realized on the sale of securities and an increase in fees and gains on the sale of mortgage loans in the secondary market by our subsidiary, Community First Mortgage Corporation. Noninterest Expenses. Noninterest expense increased to $1.9 million for the three months ended June 30, 1999, from $1.2 million for the three months ended June 30, 1998. The increase in noninterest expense is primarily attributable to an increase in compensation related to an increase in the number of employees.

     Taxes. Taxes decreased to $355,000 for the three months ended June 30, 1998, from $376,000 for the three months ended June 30, 1998.

YEAR 2000 ISSUES

      The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems calculating information related to interest, principal payments, delinquencies or maturity dates and/or amounts. An internal committee comprised of senior officers and management has been formed to address the potential risk that the year 2000 poses for Community Bank. This committee reports to the full board of directors quarterly or more often as warranted.

      Financial institution regulators recently have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue with respect to their customers, suppliers and borrowers. These statements also require each federally insured financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any year 2000 problems.

     Accurate data processing is essential to our operations and a lack of accurate processing by our vendors or us could have a significant adverse impact on our financial condition and results of operations. We believe that our in-house data processing operations will function properly on and after January 1, 2000. A contingency plan, however, has been developed by Community Bank in the unlikely event that our data processing operations do not function properly on or after January 1, 2000. This plan focuses on conducting operations in a manual mode, including the recording of transactions on spreadsheets.

     We have also received year 2000 updates from most of our material, non-information system providers, including but not limited to security cameras, credit card and ATM card processors, the vault alarm, check printers, telephone systems, participation loan servicers, and institutions we invest through or with. Based on these updates, we do not anticipate any significant year 2000 issues. Our future expense to be year 2000 compliant is immaterial.

     In addition to expenses related to our own systems, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employees in our market area. We have been communicating with our vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. We have been advised by such parties that they have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. We do consider the year 2000 issue as part of our underwriting criteria.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements involve certain risks and uncertainties. When used in this Quarterly Report on Form 10-QSB or future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

     We do not undertake and specifically disclaim any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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


                                   COMMUNITY FINANCIAL CORPORATION

Date: August 7, 1999
                                   By: /s/ R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                        (Duly Authorized Officer

                                  EXHIBIT INDEX

Exhibit No.            Description


11                     Computation of Per Share Data

27                     Financial Data Schedule.