Form 10QSB
period 1999-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 1999-11-15
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (Mark one)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                        OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

              Yes    X               No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 13, 1999,: 2,572,146.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at September 30, 1999 (unaudited)
         and March 31, 1999.............................................1

         Consolidated Statements of Income for the Three and Six Months Ended September 30, 1999 and 1998 (unaudited)...2

         Consolidated Statements of Cash Flows for the Six
         Months Ended September 30, 1999 and 1998 (unaudited) ..........3

         Notes to Unaudited Interim Consolidated
         Financial Statements...........................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................6


PART II. OTHER INFORMATION.............................................11

                         COMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     September 30,    March 31,
                                         1999            1999
                                     ------------    -------------
                                      (Unaudited)
ASSETS
Cash (including interest bearing
  deposits of approximately
  $1,367,000 and $6,407,000)         $  5,771,044     $ 10,131,157
Securities
  Held to maturity                     31,348,646        5,561,314
  Available for sale                    2,642,640        3,543,092
Investment in Federal Home Loan
  Bank stock, at cost                   1,700,000        1,508,200
Loans receivable, net                 178,930,487      171,413,721
Real estate owned                         870,478          351,733
Property and equipment, net             6,790,552        6,050,785
Accrued interest receivable
  Loans                                 1,135,827        1,056,833
  Investments                             212,772          107,912
Prepaid expenses and other assets         911,533        1,085,272

        Total Assets                 $230,313,979     $200,810,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $148,021,270     $153,015,076
Borrowings                             54,000,000       19,000,000
Advance payments by borrowers for
  taxes and insurance                     144,283         190,421
Other liabilities                       1,753,182        2,220,794

        Total Liabilities             203,918,735      174,426,291

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,572,146 shares
    outstanding                            25,721           25,721
  Additional paid in capital            4,897,207        4,897,207
  Retained earnings                    19,864,748       19,395,509
  Net unrealized gain on securities
    available for sale                  1,607,568        2,065,291
     Total Stockholders' Equity        26,395,244       26,383,728

        Total Liabilities and
          Stockholders' Equity       $230,313,979     $200,810,019

   See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended                 Six Months Ended
                                              September 30                     September 30
                                     -----------------------------      -----------------------------
                                          1999           1998              1999              1998
                                     -----------       -----------      -----------        ----------
                                     (Unaudited)                        (Unaudited)
INTEREST INCOME
  Loans                              $3,632,134        $3,423,547        $7,096,323        $6,863,209
  Investment securities                 180,458            83,401           307,045           150,089
  Other                                  44,657            50,376            85,224           101,016
    Total interest income             3,857,249         3,557,324         7,448,592         7,114,314

INTEREST EXPENSE
  Deposits                            1,559,956         1,613,005         3,133,251        $3,151,629
  Borrowed money                        419,297           224,685           705,740           506,718
    Total interest expense            1,979,253         1,837,690         3,838,991         3,658,347

NET INTEREST INCOME                   1,877,996         1,719,634         3,649,601         3,270,078

PROVISION FOR LOAN LOSSES               110,154            25,000           179,154            99,999

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            1,767,842         1,694,634         3,470,447         3,355,968

NONINTEREST INCOME
  Service charges, fees
    and commissions                     662,836           327,229         1,200,551           623,002
  Gain on sale of securities             51,206            69,761           601,412           168,935
  Miscellaneous                         152,613                31           152,869               332
    Total noninterest income            866,655           397,021         1,954,832           792,269
NONINTEREST EXPENSE
  Compensation & benefits             1,068,412           763,087         2,153,884         1,379,872
  Occupancy                             289,105           192,692           557,439           342,661
  Data processing                       123,815           113,543           236,129           227,012
  Federal insurance premium              21,799            20,751            43,098            41,109
  Miscellaneous                         450,023           337,297           886,714           610,524
    Total noninterest expense         1,953,154         1,427,370         3,877,264         2,601,178

INCOME BEFORE TAXES                     681,343           664,285         1,548,015         1,547,059

INCOME TAXES                            311,738           291,142           667,234           667,556

NET INCOME                           $  369,605        $  373,143        $  880,781        $  879,503

BASIC EARNINGS PER SHARE             $     0.14        $     0.14        $     0.34        $     0.34
DILUTED EARNINGS PER SHARE           $     0.14        $     0.13        $     0.34        $     0.34
DIVIDENDS PER SHARE                  $     0.08        $     0.08        $     0.16        $     0.15

       See accompanying notes to consolidated financial statement.

                         COMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                      September 30,
                                              ---------------------------
                                                  1999           1998
                                              -----------     -----------
                                                     (Unaudited)
OPERATING ACTIVITIES
  Net income                                   $880,781        $879,503
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                  179,154          99,999
     Depreciation                               301,097         147,214
     Amortization of premium and accretion
       of discount on securities, net               996            (124)
     (Decrease) in net deferred loan fees       (63,412)        (17,475)
     Increase in deferred income taxes           56,779          12,309
     (Increase) in other assets                 (10,115)       (361,393)
     Increase (decrease) in other liabilities  (138,577)        (49,365)
     (Gain)loss on sale of loans               (471,770)        (42,343)
     Proceeds from sale of loans             31,768,091      13,228,720
     Loans originated for resale            (34,296,135)    (14,750,319)
     Gain on sale of available for sale
       securities                              (601,412)       (168,935)
   Net cash absorbed by operating activities (2,394,523)     (1,022,209)

INVESTING ACTIVITIES
  Proceeds from maturities of held to
    maturity securities                          500,000        650,000
  Proceeds from sale of available for
    sale securities                              612,189        172,319
  Purchases of held to maturity
    securities                               (26,250,000)    (1,861,793)
  Net decrease (increase) in loans            (4,671,021)      (414,255)
  Purchases of property and equipment         (1,040,864)    (2,085,016)
  Redemption (purchase) of FHLB stock           (191,800)           ---
  Increase in Real Estate Owned                 (518,745)        (2,415)
    Net cash absorbed by
      investing activities                   (31,560,241)    (3,541,160)

FINANCING ACTIVITIES
  Dividends paid                                (411,543)      (384,867)
  Net increase (decrease) in deposits         (4,993,806)     6,079,202
  Proceeds from advances and other
   borrowed money                             71,000,000      4,000,000
  Repayments of advances and other
   borrowed money                            (36,000,000)    (7,000,000)
  Proceeds from issuance of common stock             ---        108,500
Net cash provided by
  financing activities                        29,594,651      2,802,835
INCREASE IN CASH AND CASH EQUIVALENTS         (4,360,113)    (1,760,534)
CASH AND CASH EQUIVALENTS-beginning of period 10,131,157      7,266,145
CASH AND CASH EQUIVALENTS-end of period       $5,771,044     $5,505,611

 See accompanying notes to consolidated financial statements.

                         COMMUNITY FINANCIAL CORPORATION
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

NOTE 2. - EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended September 30, 1999 and 1998 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 2,572,146 and 2,569,837, respectively. The number of shares used to determine diluted earnings per share for the same three month periods was 2,572,146 and 2,590,331, respectively. Basic earnings per share for the six months ended September 30, 1999 and 1998 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 2,572,146 and 2,567,181, respectively. The number of shares used to determine diluted earnings per share for the same six month periods was 2,572,146 and 2,604,921, respectively.

                         COMMUNITY FINANCIAL CORPORATION
                           For the Three Months Ended

                            September 30, 1999                September 30, 1998
                       --------------------------------  -----------------------------
                                Weighted                          Weighted
                                Average       Per-Share           Average    Per Share
                       Income    Shares        Amount    Income    Shares      Amount
                       -------  ------------  ---------  ------ -----------  ---------
Basic EPS

Income available to
 common stockholders    $369,605   2,572,146     $0.14   $373,143   2,569,837    $0.14



Effect of Dilutive
 Securities

Options                     ---         ---                ---         20,494

Diluted EPS

Income available to
 common stockholders    $369,605  2,572,146     $0.14   $373,143    2,590,331   $0.13


                         COMMUNITY FINANCIAL CORPORATION
                            For the Six Months Ended


                            September 30, 1999                September 30, 1998
                       --------------------------------  -----------------------------
                                Weighted                          Weighted
                                Average       Per-Share           Average    Per Share
                       Income    Shares        Amount    Income    Shares      Amount
                       -------  ------------  ---------  ------ -----------  ---------
Basic EPS

Income available to
 common stockholders  $880,781   2,572,146     $0.34   $879,503   2,567,181    $0.34



Effect of Dilutive
 Securities

Options                      ---      ---                   ---        37,740

Diluted EPS

Income available to
 common stockholders  $880,781  2,572,887     $0.34   $879,503    2,604,921   $0.34


NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at September 30, 1999 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA'):

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                   ----------   ---------  ---------    -------   -----------

Tangible Capital  $ 3,471,000   1.50%     $23,417,000   10.12%    $19,946,000
Core Capital        9,257,000   4.00       23,417,000   10.12      14,160,000
Risk-based Capital 12,278,000   8.00       25,822,000   15.26      13,544,000


The Bank may make a capital distribution without the approval of the Office of Thrift Supervision (the "OTS"), provided that it notifies the OTS 30 days before it declares the capital distribution and meets the following requirements: (i) the Bank has a regulatory rating in one of the two top examination categories,
(ii) the Bank is not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet the above stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 1999 and 1998 was $1,921,980 and $1,849,282, respectively. Total interest paid for the six months ended September 30, 1999 and 1998 was $3,765,784 and $3,677,502. Total income taxes paid for the three months ended September 30, 1999 and 1998 was $316,197 and $737,382. Total income taxes paid for the six months ended September 30, 1999 and 1998 was $742,168 and $737,382.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $29.5 million to $230.3 million at September 30, 1999, due primarily to an increase in held to maturity securities of $25.8 million which was funded by reverse repurchase borrowings and FHLB advances. Approximately $20 million of the increase in securities was part of the Company's asset/liability strategy to increase net interest income. An additional $5 million of securities with maturities prior to December 31, 1999 were purchased as part of the Company's Year 2000 contingency plan. Deposits decreased $5.0 million to $148.0 million at September 30, 1999, from $153.0 million at March 31, l999 while borrowings increased during the same period from $19.0 million to $54.0 million. The decrease in deposits was due primarily to increased rate competition on certificates of deposits by other financial institutions and withdrawals from transaction accounts. Stockholders' equity was unchanged at $26.4 million at September 30, 1999, from March 31, 1999, due primarily to earnings for the six month period ended September 30, 1999 which was offset by aggregate payments of $0.16 per share in cash dividends and a decrease in the unrealized gain on securities available for sale.

At September 30, 1999, non-performing assets totaled $2.0 million or .80% of assets compared to $1.1 million or .60% of assets at March 31, 1999. Non-performing loans totaled $1.1 million or .63 % of total loans at September 30, 1999 compared to $750,000 or .44% of total loans at March 31, 1999. At September 30, 1999 non-performing assets were comprised of one loan secured by a certificate of deposit, seven personal residence loans, seven single family rental properties, a construction loan and three consumer loans more than ninety days past due. Also included in non-performing assets is approximately $400,000 of single family residential properties and one multi family loan of $454,000 which was acquired by foreclosure. In addition to the nonperforming assets, at September 30, 1999, the company had other loans of concern consisting of nine single family loans, four rental real estate loans, two commercial loan with total balances of $450,000 and unsecured loans with balances of $46,000. Based on current market values of the collateral securing our non-performing assets and other loans of concern, management does not anticipate any significant losses in excess of the reserves for losses previously recorded. While we currently believe that our loans are adequately secured or reserved for, many of the loans made by us are secured by residential properties used as vacation homes or rental properties by the borrowers. In the event the real estate rental market substantially weakens or economic conditions in our market area deteriorate, it is possible both that some of these borrowers may default and that the value of the real estate collateral may be insufficient to fully secure the loan. In such event, the Company may experience increased levels of delinquencies and related losses having an adverse impact on net income. At September 30, 1999 the Company's allowance for loan losses totaled $1.2 million or .60% of net loans receivable and 61% of non-performing assets. See "Results of Operations -Six Months Ended September 30, 1999 and 1998 - Provision for Loan Losses."

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

Management will continue to monitor the allowance for loan losses through the provision for loan losses as economic conditions and other factors dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by OTS and the Federal Deposit Insurance Corporation as part of their examination process, which may result in the establishment of an additional allowance based upon their judgement of the information available to them at the time of their examination.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.01%, which exceeds the regulatory requirement.

The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998.
----------------------------------------------

      General. Net income for the three months ended September 30, 1999 was $369,605 compared to $373,143 for the three months ended September 30, 1998. The slight decrease was due primarily to an increase in noninterest expenses and an increase in the provision for loan losses, offset by an increase in noninterest income and net interest income. Income before income taxes increased to $681,343 for the three months ended September 30, 1999 from $664,285 for the three months ended September 30, 1998.

      Interest Income. Total interest income increased to $3.9 million for the three months ended September 30, 1999, from $3.6 million for the three months ended September 30, 1998. The increase in interest income was due primarily to an increase in the average balance of outstanding loans for the three months ended September 30, 1999 as compared to the period ended September 30, 1998, offset by a decrease in the average yield on earnings assets from 8.26% for the three months ended September 30, 1998 to 8.03% for the three months ended September 30, 1999.

      Interest Expense. Total interest expense increased to $2.0 million for the three months ended September 30, 1999, from $1.8 million for the three months ended September 30, 1998. Interest on deposits decreased to $1.5 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998 due primarily to a decrease in the average rate paid on deposits. The average rate paid on deposits for the three months ended September 30, 1999 was 4.17% compared to 4.57% for the same period in the prior year. Interest expense on borrowed money increased to $419,297 for the quarter ended September 30, 1999, from $224,685 for the quarter ended September 30, 1998, due to an increase in average borrowings from the Federal Home Loan Bank. The average rate paid on interest-bearing liabilities was

4.68% for the three months ended September 30, 1999 compared to 4.72% for the three months ended September 30, 1998.

      Provision for Loan Losses. The provision for loan losses increased to $110,154 for the three months ended September 30, 1999, from $25,000 for the three months ended September 30, 1998. The increase in provision for loan losses is attributable primarily to charge-offs on one-to-four family loans and foreclosed property for the three months ended September 30, 1999. "See Financial Condition."

      Noninterest Income. Noninterest income increased to $866,655 for the three months ended September 30, 1999, from $397,021 for the three months ended September 30, 1998 due primarily to both an increase in service charges and the resolution of expenses related to the Bank's computer conversion. The Bank converted to an in-house computer system in November 1998 and incurred excessive expenses of $149,000 related to the conversion which were reimbursed by the software provider. The increase in service charges, fees and commissions is due to the increase in secondary mortgage loan sales at Community First Mortgage ("First Mortgage").

      Noninterest Expenses. Noninterest expense increased to $2.0 million for the three months ended September 30, 1999, from $1.4 for the three months ended September 30, 1998. The increase in noninterest expense is attributable to both increased staffing as a result of increased loan origination activity and an increase in compensation and other expenses related to the opening of an additional office in Staunton, Virginia during the quarter.

      Taxes. Taxes increased to $311,738 for the three months ended September 30, 1999, from $291,142 for the three months ended September 30, 1998, due to both an increase in income before taxes and an increase in the Company's effective income tax rate to 45.8% for the three months ended September 30, 1999 compared to 43.9% for the three months ended September 30, 1998. The Company's effective tax rate increased due to increased loan charge-offs which are nondeductible.


Six Months Ended September 30, 1999 and 1998
--------------------------------------------

      General. Net income for the six months ended September 30, 1999 was $880,781 compared to $879,503 for the six months ended September 30, l998 for the same reasons discussed above. Income before income taxes remained unchanged at $1.5 million for the six months ended September 30, 1999 and September 30, 1998.

      Interest Income. Total interest income increased to $7.4 million for the six months ended September 30, 1999, from $7.1 million for the six months ended September 30, 1998, due primarily to an increase in the average balance of loans and investment securities outstanding during the period, offset by a decrease in the yield on loans and securities from 8.26% to 8.05% for the same period.

      Interest Expense. Total interest expense increased to $3.8 million for the six months ended September 30, 1999, from $3.7 million for the six months ended September 30, 1998. Interest on deposits remained unchanged at $3.1 million for the six months ended September 30, 1999, from the same period last year due primarily to an increase in the average outstanding deposit balances offset by a decrease in the rate paid. The rate paid on deposits decreased from 4.57% for the six months ended September 30, 1998 to 4.21% for the same period in the current fiscal year. Interest expense on borrowed money increased to $705,740 for the six months ended September 30, 1999 from $506,718 for the six months ended September 30, 1998, due primarily to increased borrowings.

      Provision for Loan Losses. The provision for loan losses increased to $179,154 for the six months ended September 30, 1999, from $ 99,999 for the same period last year. The increase is attributable primarily to increased charge-offs on one-to-four family loans and foreclosed property for the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

      Noninterest Income. Noninterest income increased to $1,954,832 for the six months ended September 30, 1999, from $792,269 for the six months ended September 30, 1998, due to an increase in service charges, fees, commissions and gains on securities transactions and the reimbursement of $149,000 in computer expenses as described above.

      Noninterest Expenses. Noninterest expenses increased to $3.8 million for the six months ended September 30, 1999, from $2.6 million for the same period last year. The increase in noninterest expense is attributable to both an increase in compensation due to increased staffing and other expenses related to growth in Community Bank and Community First Mortgage as described above.

      Taxes. Taxes were relatively unchanged at $667,234 for the six months ended September 30, 1999, from $667,556 for the six months ended September 30, 1998.


YEAR 2000 ISSUES

      The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900, potentially causing major problems calculating information related to interest, principal payments, delinquencies or maturity dates. An internal committee comprised of senior officers and management has been formed to address the potential risk that the year 2000 poses for Community. This committee reports to the full board of directors quarterly or more often as warranted.

      Financial institution regulators have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue with respect to their customers, suppliers and borrowers. These statements also require each federally insured financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any year 2000 problems.

      Accurate data processing is essential to our operations and a lack of accurate processing by our vendors or us could have a significant adverse impact on our financial condition and results of operations. Based on our testing, we believe that our in-house data processing operations will function properly on and after January 1, 2000. A contingency plan, however, has been developed by us in the unlikely event that our data processing operations do not function properly on or after January 1, 2000. This plan focuses on conducting operations in a manual mode, including the recording of transactions on spreadsheets.

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

      In addition to expenses related to our own systems, we could incur losses if loan payments are delayed due to year 2000 problems affecting any of our significant borrowers or impairing the payroll systems of large employers in our market area. We have been communicating with our vendors to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. We have been advised by such parties that they have plans in place to address and correct the issues associated with the year 2000 problem; however, no assurance can be given as to the adequacy of these plans or to the timeliness of their implementation. We consider the year 2000 issue as part of our underwriting criteria.


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

                  Not Applicable.

         Item 3.  Defaults Upon Senior Securities

                  Not Applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company held an annual meeting (the "Meeting") of stockholders on July 28, 1999. The following directors were elected at the meeting: Charles F. Anderson, M.D., Charles W. Fairchilds, Thomas W. Winfree. The following directors term of office continued after the meeting: Jane C. Hickok, Dale C. Smith, James R. Cooke, Jr., DDS and Kenneth L. Elmore.

      The matters voted on at the Meeting were

      (1) The election of three directors.


                                      For             Withheld


         Charles F. Andersen       2,388,211            2,700
         Charles W. Fairchilds     2,385,151            5,760
         Thomas W. Winfree         2,351,254           39,657


      (2) Ratification of the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending March 31, 2000.


                       For           Against          Abstentions

                    2,384,811           0                6,100

Item 5.  Other Information

            Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

            a.  Exhibits

                      See Exhibit Index.

                  b.  Reports on Form 8-K

                      None to be reported.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COMMUNITY FINANCIAL CORPORATION

Date: November 15, 1999
                                   By: /s/ R. Jerry Giles
                                       -------------------------------
                                        R. Jerry Giles
                                        Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Accounting Officer)




                               EXHIBIT INDEX

Exhibit No.            Description

27                     Financial Data Schedule.