Form 10QSB
period 1999-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 2000-02-10
CIK 850606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                                    FORM 10-QSB

      (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

              Yes    X               No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 9, 2000,: 2,527,226.

Transitional Small Business Disclosure Format (Check one)

              Yes                    No    X

                          COMMUNITY FINANCIAL CORPORATION


                                       INDEX



PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements


         Consolidated Statements of Financial
         Condition at December 31, 1999 (unaudited)
         and March 31, 1999.............................................1

         Consolidated Statements of Income for the Three and
         Nine Months Ended December 31, 1999 and 1998 (unaudited)...... 2

         Consolidated  Statements  of Cash  Flows  for  the  Nine
         Months Ended December 31, 1999 and 1998 (unaudited)........... 3

         Notes to Unaudited Interim Consolidated
         Financial Statements.......................................... 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................... 8


PART II. OTHER INFORMATION............................................. 13

                          COMMUNITY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                     December 31,     March 31,
                                         1999            1999
                                     ------------    -------------
                                      (Unaudited)

ASSETS
Cash (including interest bearing
  deposits of approximately
  $2,405,000 and $1,367,000)         $  9,297,680     $ 10,131,157
Securities
  Held to maturity                     26,847,223        5,561,314
  Available for sale                    6,805,366        3,543,092
Investment in Federal Home Loan
  Bank stock, at cost                   2,000,000        1,508,200
Loans receivable, net                 183,256,984      171,413,721
Real estate owned                       1,091,599          351,733
Property and equipment, net             6,651,566        6,050,785
Accrued interest receivable
  Loans                                 1,220,787        1,056,833
  Investments                             593,818          107,912
Prepaid expenses and other assets         910,743        1,085,272

        Total Assets                 $238,675,766     $200,810,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                             $151,798,726     $153,015,076
Borrowings                             59,000,000       19,000,000
Advance payments by borrowers for
  taxes and insurance                     113,464          190,421
Other liabilities                       1,714,441        2,220,794

        Total Liabilities             212,626,631      174,426,291

Stockholders' Equity
  Preferred stock $.01 par value,
    authorized 3,000,000 shares,
    none outstanding
  Common stock, $.01 par value,
    authorized 10,000,000 shares,
    2,560,926 and 2,572,146 shares
    outstanding                            25,609           25,721
  Additional paid in capital            4,875,889        4,897,207
  Retained earnings                    19,997,876       19,395,509
  Net unrealized gain on securities
    available for sale                  1,149,761        2,065,291
     Total Stockholders' Equity        26,049,135       26,383,728

        Total Liabilities and
          Shareholders Equity        $238,675,766     $200,810,019


   See accompanying notes to consolidated financial statements.

                                            COMMUNITY FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended            Nine Months Ended
                                        December 31                  December 31
                                  -----------------------    -------------------------
                                   1999             1998       1999              1998
                                  ------           ------     ------            ------
                                        (Unaudited)                 (Unaudited)

INTEREST INCOME
  Loans                         $ 3,812,512   $ 3,388,985   $10,908,835   $10,252,194
  Investment securities             592,399        98,495       899,444       248,584
  Other                              27,768        86,831       112,992       187,847
    Total interest income         4,432,679     3,574,311    11,921,271    10,688,625

INTEREST EXPENSE
  Deposits                        1,604,337     1,669,592     4,737,588   $ 4,821,221
  Borrowed money                    806,555       229,918     1,512,295       736,636
    Total interest expense        2,410,892     1,899,510     6,249,883     5,557,857

NET INTEREST INCOME               2,021,787     1,674,801     5,671,388     5,130,768

PROVISION FOR LOAN LOSSES           122,408        36,000       301,562       135,999

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES        1,899,379     1,638,801     5,369,826     4,994,769

NONINTEREST INCOME
  Service charges, fees
    and commissions                 893,061       388,192     2,079,395     1,010,059
  Gain on sale of securities              0       639,581       601,412       808,516
  Miscellaneous                      42,056         1,805       209,142         3,272
    Total noninterest income        935,117     1,029,578     2,889,949     1,821,847
NONINTEREST EXPENSE
  Compensation & benefits         1,085,324     1,016,665     3,239,208     2,396,537
  Occupancy                         325,744       164,913       883,183       507,574
  Data processing                   146,771       128,948       382,900       355,960
  Federal insurance premium          21,489        19,638        64,587        60,747
  Miscellaneous                     639,318       304,792     1,526,032       915,316
    Total noninterest expense     2,218,646     1,634,956     6,095,910     4,236,134

INCOME BEFORE TAXES                 615,850     1,033,423     2,163,865     2,580,482

INCOME TAXES                        185,477       420,290       852,711     1,087,846

NET INCOME                      $   430,373   $   613,133   $ 1,311,154   $ 1,492,636

BASIC EARNINGS PER SHARE        $      0.17   $      0.24   $      0.51   $      0.58
DILUTED EARNINGS PER SHARE      $      0.17   $      0.24   $      0.51   $      0.58
DIVIDENDS PER SHARE             $      0.08   $      0.08   $      0.24   $      0.23


    See accompanying notes to consolidated financial statement.

                  COMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Nine Months Ended
                                                      December 31,
                                              ---------------------------
                                                  1999           1998
                                              -----------     -----------
                                                     (Unaudited)

OPERATING ACTIVITIES
  Net income                                 $1,311,154      $1,492,636
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                  301,562         135,999
     Depreciation                               463,394         191,385
     Amortization of premium and accretion
       of discount on securities, net             2,384            (153)
     (Decrease) in net deferred loan fees       (35,794)        (20,859)
     Increase in deferred income taxes           99,298           4,031
     (Increase) in other assets                (475,331)       (742,182)
     Increase in other liabilities               29,936         345,420
     (Gain)loss on sale of loans               (883,977)       (145,496)
     Proceeds from sale of loans             64,989,208      23,121,012
     Loans originated for resale            (64,990,651)    (23,856,772)
     Gain on sale of available for sale
       securities                              (601,412)       (808,516)
   Net cash provided(absorbed)by                209,771        (283,495)
       operating activities

INVESTING ACTIVITIES
  Proceeds from maturities of held to
    maturity securities                        5,500,000      1,200,000
  Proceeds from sale of available for
    sale securities                              612,189        821,698
  Purchases of investment securities         (31,668,378)    (2,421,437)
  Net decrease (increase) in loans           (11,070,452)     1,806,154
  Purchases of property and equipment         (1,238,375)    (2,469,928)
  Redemption (purchase) of FHLB stock           (491,800)           ---
  Increase in Real Estate Owned                 (739,866)           ---
    Net cash (absorbed) by
      investing activities                   (39,096,682)    (1,063,513)

FINANCING ACTIVITIES
  Dividends paid                                (617,315)      (590,638)
  Net increase (decrease) in deposits         (1,216,350)     9,976,765
  Proceeds from advances and other
   borrowed money                             91,000,000      4,000,000
  Repayments of advances and other
   borrowed money                            (51,000,000)    (7,000,000)
  Proceeds from issuance of common stock             ---        123,700
  Repurchase of common stock                    (112,901)           ---
Net cash provided by
  financing activities                        38,053,434      6,509,827
INCREASE IN CASH AND CASH EQUIVALENTS           (833,477)     5,162,819
CASH AND CASH EQUIVALENTS-beginning of period 10,131,157      7,266,145
CASH AND CASH EQUIVALENTS-end of period       $9,297,680    $12,428,964

 See accompanying notes to consolidated financial statements.

                          COMMUNITY FINANCIAL CORPORATION
           NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.


NOTE 2. - EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended December 31, 1999 and 1998 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 2,569,958 and 2,571,694, respectively. The number of shares used to determine diluted earnings per share for the same three month periods was 2,569,958 and 2,573,226, respectively. Basic earnings per share for the nine months ended December 31, 1999 and 1998 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods 2,571,414 and 2,568,691, respectively. The number of shares used to determine diluted earnings per share for the same nine month periods was 2,571,414 and 2,594,982, respectively.

                      COMMUNITY FINANCIAL CORPORATION
                        For the Three Months Ended


                                December 31, 1999                December 31, 1998
                                    Weighted                        Weighted
                                     Average     Per-Share           Average     Per Share
                       Income         Shares       Amount   Income    Shares       Amount
                       -------     ------------  ---------  ------  -----------   ---------

Basic EPS

Income available to
 common stockholders    $430,373   2,569,958     $0.17      $613,133   2,571,694    $0.24


Effect of Dilutive
 Securities

Options                      ---         ---                     ---       1,532

Diluted EPS

Income available to
 common stockholders    $430,373   2,569,958     $0.17      $613,133   2,573,226    $0.24



                      COMMUNITY FINANCIAL CORPORATION
                          For the Nine Months Ended



                                December 31, 1999                December 31, 1998
                                    Weighted                        Weighted
                                     Average     Per-Share           Average     Per Share
                       Income         Shares       Amount   Income    Shares       Amount
                       -------     ------------  ---------  ------  -----------   ---------

Basic EPS

Income available to
 common stockholders   $1,311,154    2,571,414   $0.51      $1,492,636  2,568,691   $0.58



Effect of Dilutive
 Securities

Options                       ---          ---                     ---     26,291

Diluted EPS

Income available to
 common stockholders   $1,311,154    2,571,414   $0.51      $1,492,636  2,594,982   $0.58



NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at December 31, 1999 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989:

                      Amount     Percent    Actual      Actual      Excess
                     Required   Required    Amount      Percent     Amount
                   ----------   ---------  ---------    -------   -----------



Tangible Capital  $ 3,614,000   1.50%     $23,849,000    9.95%    $20,235,000
Core Capital        9,636,000   4.00       23,849,000    9.95      14,213,000
Risk-based Capital 12,818,000   8.00       26,168,000   16.33      13,350,000



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


NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 1999 and 1998 was $2,310,699 and $1,904,816, respectively. Total interest paid for the nine months ended December 31, 1999 and 1998 was $6,076,483 and $5,582,318. Total income taxes paid for the three months ended December 31, 1999 and 1998 was $230,583 and $217,482. Total income taxes paid for the nine months ended December 31, 1999 and 1998 was $972,751 and $987,444.

NOTE 5. - COMPREHENSIVE INCOME

FASB Statement No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "...the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." In addition, "it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Bank includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and nine-months ended December 31, 1999 and 1998:

                                               Three Months Ended December 31
                                              --------------------------------
                                                 1999                  1998
                                              ---------              ---------


Net income                                    $ 430,373              $ 613,133
Other comprehensive income,
  net of tax
    Unrealized gains(losses)on securities:
      Unrealized holding gains(losses)
        arising during the period              (457,807)               698,555

      Less: Reclassification
        adjustment for(gains)losses
        included in net income                      ---               (379,465)
                                              ---------               ---------
                                              $( 27,434)              $ 932,223
                                              ==========              =========


                                                Nine Months Ended December 31
                                              --------------------------------
                                                 1999                  1998
                                              ---------              ---------



Net income                                    $ 1,311,154            $1,492,636
Other comprehensive income,
  net of tax
    Unrealized gains(losses)on securities:
      Unrealized holding gains(losses)
        arising during the period                (542,656)              805,262

      Less: Reclassification
        adjustment for (gains)losses
        included in net income                   (372,875)             (468,939)
                                              -----------            ----------
                                              $   395,623            $1,828,959
                                              ===========            ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $37.9 million to $238.7 million at December 31, 1999, due primarily to an increase in held to maturity securities of $21.3 million which was funded by reverse repurchase borrowings and Federal Home Loan Bank ("FHLB") advances. Approximately $20 million of the increase in securities was part of the Company's asset/liability strategy to increase net interest income. Deposits decreased $1.2 million to $151.8 million at December 31, 1999, from $153.0 million at March 31, l999 while borrowings increased during the same period from $19.0 million to $59.0 million. The decrease in deposits was due primarily to seasonal withdrawals from transaction accounts. Stockholders' equity decreased to $26.0 million at December 31, 1999, from $26.4 at March 31, 1999, due primarily to earnings for the nine month period ended December 31, 1999 which was offset by aggregate payments of $0.24 per share in cash dividends and a decrease in the unrealized gain on securities available for sale.

At December  31,  1999,  non-performing  assets  totaled $1.8 million or .80% of assets compared to $1.1 million or .60% of assets at March 31, 1999. Non-performing loans totaled $329,000 or .14 % of total loans at December 31, 1999 compared to $750,000 or .44% of total loans at March 31, 1999. At December 31, 1999 non-performing assets were comprised of eight personal residence loans, seven single family rental properties, one commercial loan and four consumer loans more than ninety days past due. Also included in non-performing assets is approximately $475,000 of single family residential properties and one multi-family loan of $360,000 which was acquired by foreclosure. In addition to the nonperforming assets, at December 31, 1999, we had other loans of concern consisting of eight single family loans, five rental real estate loans, two commercial loan with total balances of $450,000 and unsecured loans with balances of $41,000. Based on current market values of the collateral securing our non-performing assets and other loans of concern, management does not anticipate any significant losses in excess of the reserves for losses previously recorded. While we currently believe that our loans are adequately secured or reserved for, many of the loans made by us are secured by residential properties used as vacation homes or rental properties by the borrowers. In the event the real estate rental market substantially weakens or economic conditions in our market area deteriorate, it is possible both that some of these borrowers may default and that the value of the real estate collateral may be insufficient to fully secure the loan. In such event, we may experience increased levels of delinquencies and related losses having an adverse impact on net income. At December 31, 1999 our allowance for loan losses totaled $1.2 million or .60% of net loans receivable and 69% of non-performing assets. See "Results of Operations -Nine Months Ended December 31, 1999 and 1998 - Provision for Loan Losses."

Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Since the Company has had low loan losses during its history, management also considers loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non-performing assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.6%, which exceeds the regulatory requirement.

The Bank is subject to certain capital to asset requirements in accordance with Bank regulations. See Note 3 of the Notes to Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 and 1998.
----------------------------------------------

General. Net income for the three months ended December 31, 1999 was $430,373 compared to $613,133 for the three months ended December 31, 1998. The decrease was due primarily to both an increase in noninterest expenses and a decrease in the gain on sale of securities, offset by an increase in service charges, fees and commissions and net interest income. Income before income taxes decreased to $615,580 for the three months ended December 31, 1999 from $1,033,423 for the three months ended December 31, 1998.

Interest Income. Total interest income increased to $4.4 million for the three months ended December 31, 1999, from $3.6 million for the three months ended December 31, 1998. The increase in interest income was due primarily to an increase in the average balance of both outstanding loans and investments offset by a decrease in the average yield on interest earning assets from 7.93% for the three months ended December 31, 1998 to 7.89% for the three months ended December 31, 1999.

Interest Expense. Total interest expense increased to $2.4 million for the three months ended December 31, 1999, from $1.9 million for the three months ended December 31, 1998. Interest on deposits decreased to $1.6 million for the three months ended December 31, 1999 from $1.7 million for the three months ended
December 31, 1998 due primarily to a decrease in the average rate paid on deposits. The average rate paid on deposits for the three months ended December 31, 1999 was 4.18% compared to 4.53% for the same period in the prior year. Interest expense on borrowed money increased to $806,555 for the quarter ended December 31, 1999, from $229,918 for the quarter ended December 31, 1998, due to an increase in average borrowings. The average rate paid on interest-bearing liabilities was 4.55% for the three months ended December 31, 1999 compared to 4.65% for the three months ended December 31, 1998.

Provision for Loan Losses. The provision for loan losses increased to $122,408 for the three months ended December 31, 1999, from $36,000 for the three months ended December 31, 1998. The increase in provision for loan losses is attributable primarily to charge-offs on one-to-four family loans and foreclosed property for the three months ended December 31, 1999. "See Financial Condition."

Noninterest Income. Noninterest income decreased to $935,117 for the three months ended December 31, 1999, from $1,029,578 for the three months ended December 31, 1998 due primarily to a decrease in gain on sale of securities offset by an increase in charges, fees and commissions. The increase in service charges, fees and commissions is due to the increase in secondary mortgage loan sales at Community First Mortgage.


Noninterest Expenses. Noninterest expense increased to $2.2 million for the three months ended December 31, 1999, from $1.6 for the three months ended December 31, 1998. The increase in noninterest expense is attributable to both increased secondary market loan sales and an increase in compensation and other expenses related to the opening of an additional office in Staunton, Virginia during the quarter.

Taxes. Taxes decreased to $185,477 for the three months ended December 31, 1999, from $420,290 for the three months ended December 31, 1998, due to both a decrease in income before taxes and a decrease in the effective income tax rate to 30% for the three months ended December 31, 1999. The decrease in the effective tax is due to an increase in tax preferred investment securities.

Nine Months Ended December 31, 1999 and 1998
--------------------------------------------

General. Net income for the nine months ended December 31, 1999 was $1.3 compared to $1.5 for the nine months ended December 31, l998. The decrease was due primarily to an increase in noninterest expenses, offset by an increase in net interest income. Income before income taxes decrease from $2.6 million for the nine months ended December 31, 1998 to $2.2 million for the same period ended December 31, 1999.

Interest Income. Total interest income increased to $11.9 million for the nine months ended December 31, 1999, from $10.7 million for the nine months ended December 31, 1998, due primarily to an increase in the average balance of loans and investment securities outstanding during the period, offset by a decrease in the yield on loans and securities from 8.15% to 7.92% for the same periods.

Interest Expense. Total interest expense increased to $6.3 million for the nine months ended December 31, 1999, from $5.6 million for the nine months ended December 31, 1998. Interest on deposits decreased to $4.7 million for the nine months ended December 31, 1999, from $4.8 million for the same period last year due primarily to a decrease in the rate paid. The rate paid on deposits decreased from 4.57% for the nine months ended December 31, 1998 to 4.21% for the same period in the current fiscal year. Interest expense on borrowed money increased to $1.5 million for the nine months ended December 31, 1999 from $737,000 for the nine months ended December 31, 1998, due primarily to increased borrowings offset by a decrease in the rate paid.

Provision for Loan Losses. The provision for loan losses increased to $301,562 for the nine months ended December 31, 1999, from $135,999 for the same period last year. The increase is attributable primarily to increased charge-offs on one-to-four family loans and foreclosed property for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

Noninterest Income. Noninterest income increased to $2.9 million for the nine months ended December 31, 1999, from $1.8 million for the nine months ended December 31, 1998, due to an increase in service charges, fees, and commissions, primarily from increased mortgage loan sales.

Noninterest Expenses. Noninterest expenses increased to $6.1 million for the nine months ended December 31, 1999, from $4.2 million for the same period last year. The increase in noninterest expense is attributable to both an increase in compensation due to increased staffing and other expenses related to the growth of Community First Mortgage and expenses associated with the opening of additional office in Staunton, Virginia during the quarter ended December 31, 1999.

Taxes. Taxes decreased to $852,711 for the nine months ended December 31, 1999, from $1,087,846 for the nine months ended December 31, 1998 due to the decrease in income before taxes.


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


                                   COMMUNITY FINANCIAL CORPORATION

Date: February 9, 2000
                                   By: /s/ R. Jerry Giles
                                       -------------------------------
                                       R. Jerry Giles
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                        Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION

27                     Financial Data Schedule.