Form 10KSB40
period 2000-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 2000-06-29
CIK 850606

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

         /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 2000


                                       OR

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ______ to _______

                         Commission file number 0-18265.


                         COMMUNITY FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)




           Virginia                                     54-1532044
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


38 North Central Avenue, Staunton, Virginia                          24401
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


         Issuer's telephone number, including area code: (540) 886-0796

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES /X/ / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The  registrant  had  $19,350,419  in revenues for the year ended March 31,
2000

     As of May 31, 2000, there were issued and outstanding 2,486,776 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 2000, was approximately $20,000,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the issuer.) There were 2,486,776 shares of common stock of the registrant outstanding as of May 31, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2000.

     PART III of Form 10-KSB--Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format:   Yes / /    No/X/

PART I

Item  1. Description of Business

General
--------------------------------------------------------------------------------

     Community Financial Corporation ("Community" or the "Company") is a Virginia corporation, which owns Community Bank (the "Bank" or "Community Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. We effected a two-for-one stock split in the form of a 100% stock dividend in November 1994 and March 1998. References throughout this Form 10KSB to the Company generally include the Bank, unless the context otherwise requires.

     Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq SmallCap Market under the symbol "CFFC." In November 1997, Community Bank established Community First Mortgage Corporation ("Community First"), a wholly owned mortgage banking subsidiary to originate and sell mortgage loans.

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

     At March 31, 2000, Community had $243.1 million in assets, deposits of $158.6 million and stockholders' equity of $25.4 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts and Virginia Beach, Virginia.

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

     Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

Forward-Looking Statements
--------------------------------------------------------------------------------

     This Annual Report on Form 10-KSB contains certain forward-looking statements with respect to the financial condition and results of operations of our business. These forward-looking statements involve certain risks and uncertainties. When used in this Annual Report on Form 10-KSB or future filings by us with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

     We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Lending Activities
--------------------------------------------------------------------------------

     General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial real estate with an emphasis on multi-family housing. We make construction loans secured by commercial real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio and to increase interest income. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, the city of Richmond and the Hampton Roads area in Virginia.

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

     Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family and commercial real estate loans in the amount of $225,000 or less may be approved by the President of the Company. Loans in excess of $225,000 but less than $750,000 must be approved by a majority of our Loan Committee. All mortgage loans in excess of $750,000 must be approved by the Board of Directors. Consumer loans in excess of $250,000 on a secured basis and $150,000 on an unsecured basis require the approval of three members of senior management. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

     The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2000, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities and invested in any one project was approximately $3.7 million. At March 31, 2000, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $2.6 million.

     Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.


                                                                           March 31,
                               -----------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                 1997                  1996
                               -----------------------------------------------------------------------------------------------------
                               Amount    Percent    Amount     Percent   Amount    Percent    Amount    Percent    Amount    Percent
                               -----------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
REAL ESTATE LOANS:
Residential                   $ 97,409    48.57%   $ 91,396    51.56%   $ 94,962    56.92%   $ 96,968    63.83%   $ 91,212    62.92%
Commercial                      42,318     21.10     38,545     21.75     40,115     24.04     37,508     24.69     38,433     26.51
Construction                    20,687     10.31     13,712      7.74     10,071      6.04      5,204      3.42      6,415      4.43
                                ------     -----     ------      ----     ------      ----      -----      ----      -----      ----
  Total real estate            160,414     79.98    143,653     81.05    145,148     87.00    139,680     91.94    136,060     93.86
                               -------     -----    -------     -----    -------     -----    -------     -----    -------     -----
CONSUMER LOANS:
Unsecured personal               2,800      1.40      2,710      1.53      1,935      1.16      4,418      2.91      3,616      2.50
Secured personal                 7,794      3.89      4,200      2.37      3,066      1.84        546       .36        ---       ---
Automobile                       8,945      4.46      6,430      3.63      3,970      2.38      1,646      1.08      1,470      1.01
Home equity                     10,590      5.28     12,234      6.90      7,086      4.25      1,630      1.07        380       .26
Deposit account                    576       .29        260       .15        277       .16        339       .22        234       .16
Other                               48       .02         47       .02         35       .02         76       .05        496       .34
  Total consumer                30,753     15.34     25,881     14.60     16,369      9.81      8,655      5.69      6,196      4.27
Commercial business              9,392      4.68      7,713      4.35      5,321      3.19      3,588      2.37      2,709      1.87
                                 -----      ----      -----      ----      -----      ----      -----      ----      -----      ----
  Total loans receivable      $200,559   100.00%   $177,247   100.00%   $166,838   100.00%   $151,923   100.00%   $144,965   100.00%
                              --------   ======    --------   ======    --------   ======    --------   ======    --------   ======
Less:
Undisbursed loans in process     9,452                4,249                3,003                1,619                1,830
Derferred fees and unearned        188                  268                  247                  361                  396
Allowance for losses             1,218                1,316                1,117                1,038                1,000
                                 -----                -----                -----                -----                -----
 Total net items                10,858                5,833                4,367                3,018                3,226
                                ------                -----                -----                -----                -----
 Total loans receivable, net  $189,701             $171,414             $162,471             $148,905             $141,739
                              ========             ========             ========             ========             ========


     The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                             March 31
                           ---------------------------------------------------------------------------------------------------------
                                  2000                  1999                  1998                  1997                    1996
                           ---------------------------------------------------------------------------------------------------------
                            Amount   Percent     Amount     Percent     Amount  Percent    Amount     Percent     Amount    Percent
                           ---------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential                18,343     9.15%    $ 16,587     9.36%    $ 13,539    8.12%    $ 11,161     7.34%    $ 12,863     8.87%
Commercial                 13,019      6.49      11,294      6.37       6,442     3.86       6,223      4.10       5,548      3.83
                           ------      ----      ------      ----       -----     ----       -----      ----       -----      ----
 Total real estate         31,362     15.64      27,881     15.73      19,981    11.98      17,384     11.44      18,411     12.70
                           ------     -----      ------     -----      ------    -----      ------     -----      ------     -----
Consumer                   27,911     13.91      22,353     12.61      14,716     8.82       8,114      5.33       5,902      4.07
Commercial business         4,327      2.16       5,656      3.19       4,767     2.86       3,588      2.37       2,709      1.87
                            -----      ----       -----      ----       -----     ----       -----      ----       -----      ----
 Total fixed-rate loans    63,600     31.71      55,890     31.53      39,464    23.66      29,086     19.14      27,022     18.64
                           ------     -----      ------     -----      ------    -----      ------     -----      ------     -----
Adjustable-Rate loans:
Real Estate:
Residential                78,908     39.34      84,877     47.89      86,074    51.59      87,336     57.49      80,773     55.72
Commercial                 50,144     25.00      30,895     17.43      39,093    23.43      34,960     23.01      36,876     25.44
                           ------     -----      ------     -----      ------    -----      ------     -----      ------     -----
 Total real estate        129,052     64.34     115,772     65.32     125,167    75.02     122,296     80.50     117,649     81.16
                          -------     -----     -------     -----     -------    -----     -------     -----     -------     -----
Consumer                    2,842      1.42       3,528      1.99       1,653      .99         541       .36         294       .20
Commercial Business         5,065      2.53       2,057      1.16         554      .33         ---       ---         ---       ---
                            -----      ----       -----      ----         ---      ---     -------     -----     -------     -----
 Total adjustable-rate    136,959     68.29     121,357     68.47     127,374    76.34     122,837     80.86     117,943     81.36
                          -------     -----     -------     -----     -------    -----     -------     -----     -------     -----
 Total loans receivable  $200,559   100.00%    $177,247   100.00%    $166,838  100.00%     $151,923  100.00%    $144,965   100.00%
                         --------   ======     --------   ======     --------  ======      --------  ======     --------   ======

Less:
Undisbursed loans in         9,452                 4,249                 3,003               1,619                 1,830
Deferred fees and              188                   268                   247                 361                   396
Allowance for losses         1,218                 1,316                 1,117               1,038                 1,000
                             -----                 -----                 -----               -----                 -----
Total net items             10,858                 5,833                 4,367               3,018                 3,226
                            ------                 -----                 -----               -----                 -----
Total loans               $189,701              $171,414              $162,471            $148,905              $141,739
                          ========              ========              ========            ========              ========


         (1) Includes residential real estate construction loans of $1.0 million, $2.7 million, $818,000, $1.5 million, and $2.4 million and commercial real estate construction loans of $1.1 million, $2.6 million, $4.3 million, $3.7 million, and $4.0 million at March 31, 2000, 1999, 1998, 1997 and 1996, respectively.

         (2) Includes residential real estate construction loans of $12.2 million, $7.4 million and $3.8 million and commercial real estate construction loans of $4.6 million, $1.0 million and $1.1 million at March 31, 2000 , 1999 and 1998 respectively.

Loan Maturity and Repricing
--------------------------------------------------------------------------------

     We originate fixed and adjustable rate construction loans both of which generally mature in one year or less. At March 31, 2000, we had total construction loans of $20.7 million, all of which mature in the fiscal year ending March 31, 2001.


One-to Four-Family Residential Real Estate Lending
--------------------------------------------------------------------------------

     Our primary lending program is the origination of loans secured by one-to four-family residences, substantially all of which are located in our market area. We evaluate both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one-to four-family residential real estate loans in amounts of 80% or less of the appraised value. In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less.

     In order to reduce our exposure to changes in interest rates, we have de-emphasized the origination of 30-year fixed-rate one-to four-family residential mortgage loans for retention in our own portfolio. For the year ended March 31, 2000, 35.4% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 2000, $17.3 million (excluding $1.0 million of residential construction loans) or 18.2%, of our one-to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

     Our current one-to four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust primarily every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Although our primary one-to four-family residential loan is the one year adjustable, we offer a residential loan which adjusts every three or five years generally in accordance with the rates on one or three year U.S. Treasury Bills. Our ARMs generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in our market area, we make one, three and five-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 2000, residential ARM loans totaled $78.9 million, or 39.3%, of our total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARMs may increase due to the upward adjustment of interest costs to borrowers.

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


Commercial Real Estate and Construction Lending
--------------------------------------------------------------------------------

     We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2000, commercial real estate, land and construction loans aggregated $63.0 million or 31.4% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

     Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge fees ranging from 1% to 2% on these loans. At March 31, 2000, we had $13.0 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

     At March 31, 2000, we had $5.8 million or 2.9% of our total loans receivable before net items invested in commercial construction loans compared to $3.6 million or 2.1% at March 31, 1999. At March 31, 2000, we had 30 commercial construction loans, the largest one having an outstanding balance of $716,000. All of these loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

     At March 31, 2000, we had 23 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of

$36.8 million. The largest relationship was to a single borrower for $2.6 million secured by a combination of multi-family and single family rental property, personal residence, improved land and residential construction.

     The following table presents information as to Community's commercial real estate and construction lending portfolio as of March 31, 2000 by type of project.



                                                    NUMBER OF   PRINCIPAL
                                                      LOANS      BALANCE
                                                    (Dollars in Thousands)
Permanent financing:
Multi-family residential buildings                     44      $16,177
Hotel and motel                                         3        2,099
Commercial and industrial buildings                    62       19,422
Raw land                                               90        5,441
Church                                                  4          981
                                                      ---       ------
                                                      203       44,010
Acquisition and construction financing:
Commercial and industrial buildings                    30        5,765
                                                      ---       ------

Total                                                 233      $49,775
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


Consumer Lending
--------------------------------------------------------------------------------

     We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity and credit card loans. At March 31, 2000, we had $30.7 million or 15.3% of our total loans receivable before net items invested in consumer loans. With the exception of $10.6 million of home equity loans at March 31, 2000, our consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are home equity loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

     We offer VISA credit card accounts. At March 31, 2000, 1,440 credit card accounts had been issued, with an aggregate outstanding balance of $430,000 and unused credit available of $3.5 million. We presently charge no annual membership fee and an annual rate of interest of 15.98%.

     Consumer loans do not include unused lines of credit on credit card accounts opened by us and lines of credit on home equity loans. The total unused credit available under our home equity and credit card programs was $8.3 million at March 31, 2000.

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

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($161,000 at March 31, 2000), there can be no assurance that delinquencies will not increase in the future.


Commercial Business Lending
--------------------------------------------------------------------------------

     We also originate commercial business loans. At March 31, 2000 we had $9.4 million in commercial business loans outstanding, representing 4.7% of our gross loan portfolio. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

     Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2000, we had $7.8 million of secured commercial business loans and $1.6 million of unsecured commercial business loans.

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


Loan Originations, Purchases and Sales
--------------------------------------------------------------------------------

     Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2000, substantially all of our real estate loans were secured by real estate located in our market area.

     Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. We did not purchase any loans in fiscal 2000.

     Generally, we originate fixed-rate residential mortgage loans for sale in the secondary market and retain adjustable-rate mortgage loans for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.


                                                       Year Ended March 31,
                                               ---------------------------------
                                                 2000        1999         1998
                                               ---------------------------------
                                                         (In Thousands)
ORIGINATION BY TYPE:
Adjustable Rate:
Real estate - one - to four - family
              - residential                    $35,426     $22,300      $20,724
              - commercial                       2,912      13,916        9,693
              - home equity                      1,420       8,214          390
                                                 -----       -----          ---
      Total adjustable rate                     39,758      44,430       30,807
                                                ------      ------       ------
FIXED RATE:
Real estate - one - to four - family
              - residential                     64,560      28,614        5,345
              - commercial                       9,533       4,514          ---
Non-real estate - consumer (1)                  19,391      22,134       22,009
                           --                   ------      ------       ------
      Total fixed rate                          93,484      55,262       27,354
                                                ------      ------       ------
SALES AND REPAYMENTS
Real estate loans                               77,850      28,606        4,001
Principal repayments                            24,278      41,034       23,552
                                                ------      ------       ------
      Total reductions                         102,128      69,640       27,553
                                               -------      ------       ------
Increase (decrease) in other items, net       (12,827)    (21,109)     (17,041)
                                              -------     -------      -------

      Net increase                             $18,287     $ 8,943      $13,567
                                               =======     =======      =======


-------------------
     (1) Consumer loans include the amounts outstanding on credit card accounts opened by us and unused lines of credit on home equity loans. The total credit available was $8.3 million, $5.9 million, and $4.6 million at March 31, 2000, 1999 and 1998, respectively, which would have increased fixed-rate consumer loans to $36.2 million, $28.0 million and $26.6 million at such dates, respectively.


Delinquent and Problem Loans
--------------------------------------------------------------------------------

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

     The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2000. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                              Residential Real     Commercial Real
                                    Estate              Estate            Consumer
                              ----------------------------------------------------------
                              Number    Amount     Number    Amount    Number    Amount
                              ----------------------------------------------------------
                                                 (Dollars in Thousands)
LOANS DELINQUENT FOR:
30-59 days                     7         $361        4       $346        74      $1,705
60-89 days                     -            -        -          -         2          16
90 days and over               2          159        1        131         2         158
                               -          ---        -        ---         -         ---
Total delinquent loans         9         $520        5       $477        78      $1,879
                               =         ====        =       ====        ==      ======


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

     On the basis of management's review of our assets, at March 31, 2000, we had classified $1,221,000 of our assets as substandard, $13,000 as doubtful and none as loss. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern."

Non-Performing Assets
--------------------------------------------------------------------------------

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

                                                                                      March 31,
                                                           --------------------------------------------------------------
                                                            2000          1999          1998          1997          1996
                                                           --------------------------------------------------------------
                                                                               (Dollars in Thousands)
Non-accruing loans:
Consumer                                                    $ 281          $ 92         $ 590         $ 400         $ ---
Real Estate                                                   159         1,074            45           103           ---
Accruing loans delinquent more than 90 Days:
Residential                                                   ---           ---           ---           ---            52
Commercial                                                    ---           ---           ---           ---           ---
Consumer                                                      ---           ---           ---           ---           541
Real estate acquired through foreclosure                      831           352           303           173           148
                                                           ------        ------        ------         -----         -----
     Total                                                 $1,271        $1,518         $ 938         $ 676         $ 741
                                                           ======        ======         =====         =====         =====

     Total as a percentage of total assets                   .52%          .76%          .51%          .40%          .46%
                                                             ===           ===           ===           ===           ===

Unallocated allowance for loan losses                      $1,200        $1,195        $1,080         $ 783         $ 791
                                                           ======        ======        ======         =====         =====



     Non-performing assets at March 31, 2000 were comprised primarily of residential real estate acquired through foreclosure. At March 31, 2000 the largest property in non-performing assets was a multi-family unit with an approximate value of $457,000. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loans Of Concern
--------------------------------------------------------------------------------

     As of March 31, 2000, there were $3,458,000 in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     The $3,458,000 in other loans of concern is comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern are two loans in the amount of $1.3 million and $900,000, both of which are current as to interest and principal payments. We are closely monitoring the status of these loans.

     Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.


Allowance for Losses on Loans and Real Estate
--------------------------------------------------------------------------------

     We provide valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide reserves based on the dollar amount and type of collateral securing our loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 1999, we decreased our allowance for losses on loans by $98,000 due primarily to the charge-off of specific reserves. At March 31, 2000, we had an allowance for loan losses of $1,218,000 which is predominantly a general allowance of $1,200,000.

     The following table sets forth an analysis of our allowance for loan losses.

                                                                                  Year Ended March 31,
                                                         -------------------------------------------------------------------
                                                          2000           1999           1998           1997           1996
                                                         -------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Balance at beginning of period                           $1,316         $1,117         $1,039         $1,000          $ 743
                                                         ------         ------         ------         ------          -----
Provision charged to operations                             283            360            499            181            307
                                                            ---            ---            ---            ---            ---
CHARGE-OFFS:
   Residential real estate                                  288            100            116             59            ---
   Consumer                                                 159             74            376            110             71
Recoveries:
   Real Estate                                               59              6            ---            ---            ---
   Consumer                                                   7              7             73             27              1
                                                              -              -             --             --              -
Net charge-offs                                             381            161            420            142             70
                                                            ---            ---            ---            ---             --
Balance at end of period                                 $1,218         $1,316         $1,117         $1,039         $1,000
                                                         ------         ------         ------         ------         ------
Ratio of net charge-offs during the period to              .20%           .10%           .27%           .01%           .01%


     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                        Consumer and
                                                                 Commercial                              Commercial
                                                Residential      Real Estate      Construction             Business        Total
                                                -----------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
MARCH 31,2000
Amount of loan loss allowance                    $   238          $   246            $   136              $   598         $  1,218
Loan amounts by category                          97,409           42,318             20,687               40,145          200,559
Percent of loans in each
category to total loans                           48.57%           21.10%             10.31%               20.02%          100.00%

MARCH 31,1999
Amount of loan loss allowance                    $   375          $   306            $   123              $   512         $  1,316
Loan amounts by category                          91,396           38,545             13,712               33,594          177,247
Percent of loans in each
category to total loans                           51.56%           21.75%              7.74%               18.95%          100.00%

MARCH 31, 1998
Amount of loan loss allowance                    $   376          $   161            $   116              $   464         $  1,117
Loan amounts by category                          94,962           40,115             10,071               21,690          166,838
Percent of loans in each
category to total loans                           56.92%           24.04%              6.04%               13.00%          100.00%

MARCH 31, 1997
Amount of loan loss allowance                    $   385          $   140            $    78              $   436         $  1,039
Loan amounts by category                          96,968           37,508              5,204               12,243          151,923
Percent of loans in each
category to total loans                           63.83%           24.69%              3.42%                8.06%          100.00%

MARCH 31, 1996
Amount of loan loss allowance                    $   381          $   242            $    83              $   294         $  1,000
Loan amounts by category                          91,212           38,433              6,415                8,905          144,965
Percent of loans in each
category to total loans                           61.92%           26.51%              4.43%                6.14%          100.00%

Subsidiary Activities
--------------------------------------------------------------------------------

     We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997 and began operations in June 1998. The primary business of Community First is to originate fixed rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. Community First, during the year ended March 31, 2000 experienced a loss before income taxes of approximately $608,000.


Investment Activities
--------------------------------------------------------------------------------

     As a member of the FHLB System, Community Bank must maintain minimum levels of investments that are liquid assets as specified by the OTS. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. See "Regulation - Liquidity."

     Historically, we have maintained our liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.8%.

     The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC stock, are indicated in the following table.

                                                                                March 31, 2000
                                                     --------------------------------------------------------------
                                                     Within 1 year     1 to 5 Years   Total Investment  Securities
                                                      Book Value        Book Value       Book Value     MarketValue
                                                     --------------------------------------------------------------
                                                                            (Dollars in Thousands)
Federal agency obligations                               $ ---           $23,065          $23,065         $22,610
State agency obligations and commercial paper            1,195             3,053            4,248           4,194
                                                         -----             -----            -----           -----
Total investment securities                             $1,195           $26,118          $27,313         $26,804
                                                        ======           =======          =======         =======

Weighted average yield                                   5.11%             6.66%            6.59%           6.71%


     The following table sets forth the composition of our investment portfolio at the dates indicated.

                                                                                      March 31,
                                                      -----------------------------------------------------------------------------
                                                               2000                        1999                       1998
                                                      Book Value   % of Total    Book Value    % of Total   Book Value   % of Total
                                                      -----------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Interest-bearing deposits with banks                     $1,908      100.0%       $6,407        100.0%       $2,866      100.0%
       Total                                             $1,908      100.0%       $6,407        100.0%       $2,866      100.0%
                                                         ------      ------       ------        ------       ------      ------
Investment securities:
   Federal agency obligations                            23,065       63.8         2,315         21.8         1,861       55.2
   State agencies and commercial paper                    4,248       11.8         3,246         30.6         1,323        3.6
   FHLMC common stock                                     6,864       19.0         3,543         33.4         3,905       25.4
                                                          -----       ----         -----         ----         -----       ----
       Subtotal                                          34,177       94.6         9,104         85.8         7,089       84.2
FHLB stock                                                1,950        5.4         1,508         14.2         1,600       15.8
                                                          -----       ----         -----         ----         -----       ----
       Total investment securities and FHLB stock       $36,127      100.0%      $10,612       100.00%       $8,689      100.0%
                                                        =======      ======      =======       =======       ======      ======

Average remaining life or term to repricing,                        3 Years                    3 Years                   3 Years

     During fiscal 2000 the market rates paid on investment securities increased. During fiscal 2000 we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within one to three years from date of purchase.

Sources of Funds
--------------------------------------------------------------------------------

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

     Deposits. We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular passbook accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or above jumbo certificates of deposit and individual retirement accounts. Certain of our jumbo certificates which have matured revert to a passbook rate and are reflected in the tables as passbook accounts. We do not solicit brokered deposits due to our ability historically to attract funds from our local markets or borrow from the FHLB at lower rates.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.


                                                        At March 31,
                                           -------------------------------------
                                             2000           1999          1998
                                           -------------------------------------
                                                       (In Thousands)
Passbook and statement accounts             $14,574       $14,307       $12,443
NOW and Super NOW accounts                   26,763        25,914        21,080
Money market accounts                        11,257        11,613         8,349
One-to five-year fixed-rate certificates    103,029        97,508        91,996
Six-month and 91 day certificates             2,445         3,373         3,246
Jumbo certificates                              500           300         1,050
                                                ---           ---         -----
         Total                             $158,568      $153,015      $138,164
                                           ========      ========      ========

     The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by us for the periods indicated.

                                                    Year Ended March 31,
                                             -----------------------------------
                                              2000           1999          1998
                                             -----------------------------------
                                                       (In Thousands)
Passbook and statement accounts              $ 267         $1,864       $ (135)
NOW and Super NOW accounts                     849          4,834         5,504
Money market accounts                        (356)          3,264       (1,586)
One-to five-year fixed-rate certificates     5,521          5,512        18,179
Six-month and 91 day certificates            (928)            127         (829)
Jumbo certificates                             200          (750)           436
                                               ---          ----            ---
         Total increase                     $5,553        $14,851       $21,569
                                            ======        =======       =======



     The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

                                                                   Year Ended March 31,
                                        ---------------------------------------------------------------------------
                                                2000                       1999                       1998
                                        ---------------------------------------------------------------------------
                                        Average       Average      Average       Average      Average       Average
                                        Balance         Rate       Balance         Rate       Balance         Rate
                                                        Paid                       Paid                       Paid
                                        ---------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Deposit Category
Non-interest bearing demand deposits    $ 6,601        ---%         $4,909        ---%         $2,944        ---%
Interest bearing demand deposits         29,146        2.73         26,027        2.96         23,715        2.96
Savings deposits                         14,297        3.04         13,378        3.00         12,358        2.99
Time deposits                           101,377        5.08         97,475        5.35         87,672        5.45
                                        -------                     ------                     ------
         Total deposits                $151,421        4.22%       141,789        4.50%      $126,689        4.54%
                                       ========                    =======                   ========


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

     The following table sets forth our deposit flows during the periods indicated.


                                               Year Ended March 31,
                                 --------------------------------------------
                                    2000             1999              1998
                                 --------------------------------------------
                                            (Dollars in Thousands)
Opening balance                  $153,015         $138,164          $116,595
Net deposits (withdrawals)          (827)            8,464            16,718
Interest credited                   6,380            6,387             4,851
                                    -----            -----             -----
Ending balance                    158,568         $153,015          $138,164
                                  =======         ========          ========

Net increase                        5,553          $14,851           $21,569

Percent increase                    3.63%           10.75%            18.50%



     During the fiscal years ended March 31, 2000, 1999 and 1998 we emphasized free checking accounts, increased our marketing efforts and remained competitive in regard to the rates offered by competitors. Due to these efforts and the opening of an additional branch location in Staunton in October of 1999, we experienced an increase in both demand and time deposits during fiscal 2000. To the extent that we may rely on sources of funds other than deposits, our earnings may be adversely affected. We may use borrowings as an alternative source of funds. See "- Borrowings."

     The following table shows rate information for our certificates of deposit as indicated.

                    2.00-       3.01-          5.01-      6.01-
                    3.00%       5.00%          6.00%      7.00%         Total
--------------------------------------------------------------------------------
                                        (In Thousands)
March 31, 2000        $21      $37,443      $49,368      $19,142     $105,974
March 31, 1999        ---      $29,790      $67,199       $4,192     $101,181
March 31, 1998        $49       $5,729      $74,112      $16,402      $96,292


     The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2000.

                                                                            Maturity
                                                  3 Months         Over 3 to        Over 12         Total
                                                  or less          12 Months        Months
                                                  ----------------------------------------------------------
                                                                         (In Thousands)
Certificates of deposit less than $100,000         $13,193          $40,103         $37,377          $90,673
Certificates of deposit of $100,000 or more          1,523            7,038           6,740           15,301
Total certificates of deposit                      $14,716          $47,141         $44,117         $105,974


Borrowings
--------------------------------------------------------------------------------

     As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2000, we had $20,000,000 of securities sold under agreements to repurchase.

     We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

     The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.


                                                  Year Ended March 31,
                            ------------------------------------------------------------------
                             2000                         1999                         1998
                            ------------------------------------------------------------------
                                                 (Dollars in Thousands)
Maximum Balance:
FHLB advances               $42,000                      $20,000                      $32,000

                     Amount         Rate          Amount         Rate          Amount         Rate
                     ------------------------------------------------------------------------------
Average Balance:
FHLB advances        $32,583        5.7%         $14,167         5.7%         $25,917         5.7%

     The following table sets forth information as to the our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

                                                                      At March 31,
                                                     ----------------------------------------------
                                                       2000                1999               1998
                                                     ----------------------------------------------
                                                                 (Dollars in Thousands)
Securities sold under agreements to repurchase       $20,000                 ---                ---
FHLB advances                                         37,000              19,000             18,000
         Total Borrowings                            $57,000             $19,000            $18,000
Weighted average interest rate of borrowings           6.49%               5.60%              5.77%

Competition
--------------------------------------------------------------------------------

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


Regulation
--------------------------------------------------------------------------------

     General. Community Bank is a federally chartered financial institution, the deposits of which are federally insured. Accordingly, Community Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Community Bank, Community Financial also is subject to federal regulation and oversight.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the OTS and we are subject to periodic examinations by the OTS. When an examination is conducted by the OTS, the examiners may require us to provide for higher general or specific loan loss reserves. Our last regular OTS examination was in October, 1999 and the examiners did not require us to provide for higher general or specific loan loss reserves.

     All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Our OTS assessment for the fiscal year ended March 31, 2000, was $49,806.

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

     Regulatory Capital Requirements. Federally insured savings associations, such as Community Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 10 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this report for information on our regulatory capital levels and applicable OTS requirements.

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

     Generally, savings associations, such as Community Bank that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over that same period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Community Bank may pay dividends in accordance with this general authority.

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

     Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, Community Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF.

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Community Bank may be required to devote additional funds for investment and lending in our local community. We were examined for CRA compliance in October, 1999 and received a rating of "Satisfactory".

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

Federal and State Taxation
--------------------------------------------------------------------------------

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

     In August 1996, legislation was enacted that repealed the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2000, Community Bank's post-1987 excess reserves still to be recaptured amounted to approximately $845,000. This amount will be recaptured into taxable income ratably over the next four years. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2000, Community Bank's Excess for tax purposes totaled approximately $2.3 million.

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


Executive Officers
--------------------------------------------------------------------------------

     The following sets forth the name, age and information as to the business experience during the past five years of each of the executive officers of Community Financial. Except as otherwise indicated, the persons named have served as officers of Community Financial since it became the holding company of Community Bank, and all offices and positions described below are also with Community Bank.

     P. Douglas Richard. Mr. Richard was appointed the Acting President and Chief Executive Officer of Community Financial and Community Bank on January 12, 2000, and became the President and Chief Executive Officer of Community Financial and Community Bank on April 26, 2000. He was appointed to the Board of Directors of Community Financial on April 26, 2000. From January 1, 1997, to January 12, 2000, Mr. Richard was a Vice President of Community Bank. From December 1993 to January 1996, he was President and Chief Executive Officer of Seaboard Bancorp.

     R. Jerry Giles. Mr. Giles, age 51, is our Chief Financial Officer. He was appointed to his current position in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

     Patsy Clem. Ms. Clem, age 60, is our Controller, a position she has held since July, 1986. Ms. Clem has been employed by us since 1983 in the Accounting Department.

     Chris P. Kyriakides. Mr. Kyriakides, age 37, is our Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

     Benny N. Werner. Mr. Werner, age 51, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

     There is no family relationship between any of the executive officers of the Company or its subsidiaries. None was selected as an officer pursuant to any arrangement or understanding between him or her and any other person. The term of office for each executive officer of Community expires at the first meeting of the Board of Directors after the next annual meeting of stockholders following his or her election or appointment and until his or her successor in chosen and qualified, or until their earlier resignation or removal.

Employees
--------------------------------------------------------------------------------

     At March 31, 2000, we had a total of 138 employees, including 22 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

Item  2.  Description of Property
--------------------------------------------------------------------------------


     The following table sets forth information at March 31, 2000, with respect to our offices and equipment.

                                                                              Net Book
                                                 Owned or                     Value at
                                                  Leased     Gross Square     March 31,
       Location                     Opened      Expiration      Footage         2000
-----------------------------------------------------------------------------------------
38 North Central Avenue
Staunton, Virginia                   1965         Owned         17,000         $2,901,000

Rte 250 West
Waynesboro, Virginia                 1989         Owned          5,300           960,000

Route 340 and 608
Stuarts Draft, Virginia              1993         Owned          2,074           358,000

5300 Kemps River Drive
Virginia Beach, Virginia             1997         2002           2,400           64,000

621 Nevan Road
Virginia Beach, Virginia             1998         2038          13,000           986,000

101 Community Way
Staunton, Virginia                   1999         2039           4,500           879,000

Community First Mortgage
9011 Arboretum Parkway
Richmond, Virginia                   1997         2003           1,800           10,000

     Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2000 was $965,518.

     For additional information regarding our property and equipment and operating leases, see notes 3 and 14 of Notes to Consolidated Financial Statements in Item 7, "Financial Statements" of this Annual Report, which is incorporated herein by reference.

Item  3.  Legal Proceedings
--------------------------------------------------------------------------------

     There are no material pending legal proceedings to which we or our direct or indirect subsidiaries is a party or to which any of our property is subject.


Item  4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.


PART II

Item  5.  Market for Common Equity and Related Security Holder Matters
--------------------------------------------------------------------------------

     The information contained under the caption "Common Stock" on page 40 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Operations" on pages 9 through 16 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.


Item 7.  Financial Statements
--------------------------------------------------------------------------------

     The Financial Statements on pages 17 through 38 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

     Financial Statement schedules have been omitted because they are not applicable or because the information is otherwise furnished.


Item 8.  Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control

Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     Information concerning directors of the Registrant contained under the caption "Proposal I - Election of Directors" in our definitive Proxy Statement is incorporated herein by reference from our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders a copy of which will be filed not later than 120 days after the close of the fiscal year.

     Information concerning executive officers is set forth in Part I of this report under the caption "Executive Officers," and is incorporated herein by reference.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the last fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with.


Item 10.  Executive Compensation
--------------------------------------------------------------------------------

     Information concerning executive compensation contained under the caption "Executive Compensation" in our definitive Proxy Statement is incorporated herein by reference from our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management contained under the caption "Stock Ownership of Community Financial Corporation Common Stock - Stock Ownership of Directors and Executive Officers" in our Proxy Statement is incorporated herein by reference from our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

     Information concerning certain relationships and transactions contained under the caption "Certain Transactions" in our definitive Proxy Statement is incorporated herein by reference from our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Exhibits and Reports on 8-K
--------------------------------------------------------------------------------

(a)      Exhibits:

 Regulation S-K                                  Document                            Reference to Prior
 Exhibit Number                                                                       Filing or Exhibit
                                                                                       Number Attached
                                                                                            Hereto
-------------------------------------------------------------------------------------------------------
       2           Plan of acquisition, reorganization, arrangement, liquid, or             None

       3           Amended and Restated Articles of Incorporation and Bylaws                ***

       4           Instruments defining the rights of security holders, including           ****

       9           Voting trust agreement                                                   None

       10          Material contracts:

                   Stock Option and Incentive Plan                                           *

                   Employment Agreement for P. Douglas Richard                              10.1

                   Employee Stock Ownership Plan                                             **

                   1996 Incentive Plan                                                      ***

                   Supplemental Executive Retirement Plan                                   ****

       11          Statement re computation of per share earnings                           None

       13          Annual Report to Security Holders                                         13

       16          Letter on change in certifying accountant                                None

       18          Letter on change in accounting principles                                None

       21          Subsidiaries of Registrant                                               ****





       22          Published report regarding matters submitted to vote of security         None

       23          Consent of Experts                                                        23

       24          Power of Attorney                                                    Not required

       27          Financial Data Schedule                                                   27

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

     ****Filed on June 29, 1999 as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)      Reports on Form 8-K:

     On February 2, 2000, the Registrant filed its press release dated January 24, 2000 under a current report on Form 8-K, announcing the resignation of Thomas W. Winfree as the Registrant's President and Chief Executive Officer and the appointment of P. Douglas Richard as his replacement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMMUNITY FINANCIAL CORPORATION


Date:    June 28, 2000                    By: /s/ P. Douglas Richard
                                          ------------------------------------
                                              P. Douglas Richard
                                              (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ P. Douglas Richard                By: /s/ James R. Cooke, Jr.
-----------------------------             ------------------------------
P. Douglas Richard                            James R. Cooke, Jr.
President and Chief                           Chairman of the Board
Executive Officer                             and Director
(Principal Executive Officer)


Date:    June 28, 2000                    Date:   June 28, 2000


By: /s/ Jane C. Hickok                    By: /s/ Charles F. Andersen
   -----------------------------          ------------------------------
   Jane C. Hickok                             Charles F. Andersen
   Vice Chairman of the Board                 Director
     and Director


Date:    June 28, 2000                    Date:    June 28, 2000


By: /s/ Dale C. Smith                     By: /s/ Kenneth L. Elmore
   -----------------------------          ------------------------------
   Dale C. Smith                              Kenneth L. Elmore
   Director                                   Director


Date:    June 28, 2000                    Date:      June 28, 2000


By: /s/ R. Jerry Giles                    By: /s/ Charles W. Fairchilds
   -----------------------------          ------------------------------
   R. Jerry Giles                            Charles W. Fairchilds
   Chief Financial Officer                   Director
   (Principal Financial and
   Accounting Officer)

Date:    June 28, 2000                    Date:     June 28, 2000