Form 10QSB
period 2000-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 2000-08-11
CIK 850606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

        For the transition period from ____________ to _____________.

Commission File Number: 0-18261

COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	54-1532044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Ave., Staunton, VA	24401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (540) 886-0796

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 7, 2000: 2,454,076

Transitional Small business Disclosure Format (check one): Yes [  ] No [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

INDEX

PART I.        FINANCIAL INFORMATION PAGE

Item 1.          Financial Statements

                    Consolidated Statements of Financial Condition
                     at June 30, 2000 (unaudited)
                    and March 31, 2000 ................................................................................... 1

                    Consolidated Statements of Income for the
                     Three Months Ended June 30, 2000 and
                    2000 (unaudited)......................................................................................... 2

                    Consolidated Statements of Cash Flows for the
                     Three Months Ended June 30, 2000 and
                    1999 (unaudited)......................................................................................... 3

                    Notes to Unaudited Interim Consolidated
                     Financial Statements................................................................................... 4

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................................... 6

PART II.     OTHER INFORMATION......................................................................... 10

NEXT PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2000	March 31, 2000
ASSETS	(Unaudited)
Cash (including interest bearing deposits of approximately $2,671,692 and $1,908,000)	$ 6,930,149	$ 7,424,577
Securities
Held to maturity	30,136,413	27,312,943
Available for sale	6,771,960	6,863,674
Investment in Federal Home Loan Bank stock, at cost	2,600,000	1,950,000
Loans receivable, net	201,313,947	189,700,859
Real estate owned	577,517	823,002
Property and equipment, net	6,450,695	6,627,869
Accrued interest receivable
Loans	1,199,550	1,145,835
Investments	569,249	142,277
Prepaid expenses and other assets	1,080,609	1,086,330

Total Assets	$257,630,089 =========	$243,077,366 =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$158,239,863	$158,568,275
Advances from Federal Home Loan Bank	52,000,000	37,000,000
Securities sold under agreement to Repurchase	20,000,000	20,000,000
Advance payments by borrowers for taxes and insurance	157,690	226,195
Other liabilities	$ 2,059,041	$ 1,888,821
Total Liabilities	232,456,594	217,683,291

Shareholders' Equity
Preferred stock, $.01 par value, authorized 3,000,000 shares; none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares; 2,469,176 and 2,511,526 shares and outstanding	24,692	25,115
Additional paid in capital	4,701,564	4,782,029
Retained earnings	19,318,199	19,401,019
Net unrealized gains on securities available for sale	1,129,040	1,185,912
Total Stockholders' Equity	25,173,495	25,394,075

Total Liabilities and Shareholders' Equity	$257,630,089 =========	$243,077,366 =========

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,
	2000	1999
	(Unaudited)
Interest income:
Loans	$4,024,878	$3,464,189
Investment securities	604,832	126,587
Other	30,059	40,566
Total interest income	4,659,769	3,631,342
INTEREST EXPENSE
Deposits	1,700,115	1,573,295
Borrowed money	1,041,909	286,443
Total interest expense	2,742,024	1,859,738
NET INTEREST INCOME	1,917,745	1,771,604
PROVISION FOR LOAN LOSSES	65,899	69,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,851,846	1,702,604
NONINTEREST INCOME
Service charges, fees and commissions	706,498	499,851
Gain on sale of securities	---	550,206
Miscellaneous	41,661	10
Total noninterest income	748,159	1,050,067
NONINTEREST EXPENSE
Compensation & benefits	1,022,554	1,085,472
Occupancy	306,216	268,334
Data processing	167,836	112,314
Federal insurance premium	7,943	21,299
Miscellaneous	410,627	398,580
Total noninterest expense	1,915,176	1,885,999
INCOME BEFORE TAXES	684,829	866,672
INCOME TAXES	247,638	355,496
NET INCOME	$ 437,191 =======	$ 511,176 =======
BASIC EARNINGS PER SHARE	$ .18 ====	$ .20 ====
DILUTED EARNINGS PER SHARE	$ .18 ====	$ .20 ====
DIVIDENDS PER SHARE	$ .08 ====	$ .08 ====
See accompanying notes to consolidated financial statements.

NEXT PAGE
COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2000	1999
	(Unaudited)
OPERATING ACTIVITIES
Net income	$437,191	$511,176
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	65,899	69,000
Depreciation	131,723	135,218
Amortization of premium and accretion of discount on securities, net	(3,885)	(126)
Increase in net deferred loan fees	14,005	8,416
Increase in deferred income taxes	39,930	27,911
(Increase) in other assets	(474,966)	(277,678)
Increase in other liabilities	92,643	81,269
(Gain) on sale of loans	(196,576)	(233,563)
Proceeds from sale of loans	14,641,341	15,645,582
Loans originated for resale	(16,364,172)	(16,154,104)
Gain on sale of available for sale securities	---	(550,206)
Net cash provided (absorbed) by operating activities	(1,616,867)	(737,105)
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	---	250,000
Proceeds from sale of available for sale securities	---	560,003
Purchase of investment securities	(2,786,585)	(5,750,000)
Net (Increase) in loans	(9,708,446)	(1,074,409)
Purchases of property and equipment	(48,714)	(444,000)
Redemption (purchase) of FHLB stock	(650,000)	158,200
Decrease in Real Estate Owned	245,485	113,826
Net cash provided (absorbed) by investing activities	(12,948,260)	(6,186,380)
FINANCING ACTIVITIES
Dividends paid	(199,274)	(205,772)
Net (decrease) in deposits	(328,412)	(3,982,057)
Proceeds from advances and other borrowed money	37,000,000	25,000,000
Repayments of advances and other borrowed money	(22,000,000)	(17,000,000)
Repurchase common stock	(401,615)	---
Net cash provided (absorbed by financing activities	14,070,699	3,812,171
(DECREASE) IN CASH AND CASH EQUIVALENTS	(494,428)	(3,111,314)
CASH AND CASH EQUIVALENTS-beginning of period	7,424,577	10,131,157
CASH AND CASH EQUIVALENTS-end of period	$6,930,149 ========	$7,019,843 ========

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

NOTE 2 -- EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended June 30, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,489,787 and 2,572,146, respectively). The number of shares used to determine diluted earnings per share for the same three-month periods was 2,489,787 and 2,572,146, respectively. Basic and diluted earnings per share are computed in the following table.

	For the Three Months Ended
	June 30, 2000			June 30, 1999
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$437,191	2,489,787	$0.18	$511,176	2,572,146	$0.20
Effect of Dilutive Securities Options	--	--		--	--
Diluted EPS
Income available to common stockholders	$437,191	2,489,787	$0.18	$511,176	2,572,146	$0.20

NEXT PAGE

NOTE 3. -- STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at June 30, 2000 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"):

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 3,881,000	1.50%	$23,313,000	9.01%	$19,431,000
Core Capital	10,352,000	4.00	23,313,000	9.01	12,961,000
Risk-based Capital	13,889,000	8.00	25,402,000	14.63	11,513,000

Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" savings bank to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 savings bank is defined as a savings bank that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision." The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution regulation requires that savings banks provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

Note 4. -- SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2000 and 1999 was $2,661,233 and $1,865,810, respectively. Income taxes paid for the three months ended June 30, 2000 and 1999 were $226,380 and $425,971, respectively.

NOTE 5. -- COMPREHENSIVE INCOME

FASB Statement No. 130, " Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-months ended June 30, 2000 and 1999:

NEXT PAGE

	Three Months Ended June 30
	2000	1999
(Amounts in thousands)
Net income	$ 437,191	$ 511,176
Other comprehensive income, net of tax Unrealized gains on securities: Unrealized holding gains (losses) arising during the period	(56,782)	13,932
Less: Reclassification included in net income	---	< U>(341,128)
	$ 380,409 ======	$ 183,980 ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's total assets increased $14.6 million to $257.6 million at June 30, 2000, due primarily to an increase in loans receivable of $11.6 million which was funded with advances from the FHLB of Atlanta. Deposits decreased $328,000 to $158.2 million at June 30, 2000, from $158.6 million at March 31, 2000. The decrease in deposits was due primarily to a decrease in money market deposit accounts. Stockholders' equity decreased to $25.2 million at June 30, 2000, from $25.4 million at March 31, 2000, due primarily to the Company's stock repurchase of $402,000, a payment of $0.08 per share in cash dividends and a decrease in the net unrealized gain on securities available for sale which was partially offset by earnings for the three month period ended June 30, 2000.

At June 30, 2000, non-performing assets totaled approximately $1.3 million or 50% of assets compared to $1.3 million or .52% of assets at March 31, 2000. Non-performing assets at June 30, 2000 were comprised primarily of residential real estate acquired through foreclosure. At June 30, 2000 the largest property in non-performing assets was a multi-family unit with an approximate value of $457,000.

At June 30, 2000, our allowance for loan losses to non-performing assets was 101% and to total assets was .50%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. As of June 30, 2000, there were also $3.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $1.3 million which is current as to interest and principal payments.

NEXT PAGE

We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at June 30, 2000. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30,2000 the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.00%, which exceeds the current 4% regulatory requirement.

Results of Operations
Three Months Ended June 30, 2000 and 1999

General. Net income for the three months ended June 30, 2000 was $437,000 compared to $511,000 for the three months ended June 30, 1999. Net interest income increased $146,000 while non-interest income decreased $302,000 during the three months ended June 30, 2000 compared to the same period in 1999. Income before taxes decreased to $685,000 for the three months ended June 30, 2000 from $867,000 for the three months ended June 30, 1999.

Interest Income. Total interest income increased to $4.7 million for the three months ended June 30, 2000, from $3.6 million for the three months ended June 30, 1999, due primarily to increases in both the average balance of investment securities and loans for the three months ended June 30, 2000 as compared to the period ended June 30,1999. The average yield earned on interest-earning assets was 7.96% for the three months ended June 30, 2000 compared to 7.83% for the three months ended June 30, 1999.

Interest Expense. Total interest expense increased to $2.7 million for the quarter ended June 30, 2000, from $1.9 million for the quarter ended June 30, 1999. Interest on deposits increased to $1.7 million for the quarter ended June 30, 2000 from $1.6 million for the quarter ended June 30, 1999 due primarily to an increase in average outstanding deposit balances. Interest expense on borrowed money increased to $1.0 million for the quarter ended June 30, 2000, from $286,000 for the quarter ended June 30, 1999, due primarily to an increase in average outstanding borrowings. The average rate paid on interest-bearing liabilities was 4.95% during the three months ended June 30, 2000 compared to 4.37% for the three months ended June 30, 1999 due to an increase in the level of interest rates, primarily on borrowings.

Provision for Loan Losses. The provision for loan losses decreased to $66,000 for the three months ended June 30, 2000, from $69,000 for the three months ended June 30, 1999.

NEXT PAGE

Noninterest Income. Noninterest income decreased to $748,000 for the three months ended June 30, 2000, from $1.1 million for the three months ended June 30, 1999 due primarily to gains realized on the sale of securities of $550,000 during the quarter ended June 30, 2000 and an increase in fees and gains on the sale of mortgage loans in the secondary market by our subsidiary, Community First Mortgage Corporation during the June 30, 2000 quarter.

Noninterest Expenses. Noninterest expense increased by $29,000 to $1.9 million for the three months ended June 30, 2000 compared to the same period last year. Data processing expense increased during the June 30. 2000 quarter compared to the June 30, 1999 quarter due to purchases of additional equipment and increased electronic processing volumes. The decrease in federal insurance premiums for the same periods is related to decreased insurance rates by the FDIC.

Taxes. Taxes decreased to $248,000 for the three months ended June 30, 1999, from $355,000 for the three months ended June 30, 1999. The effective tax rate decreased from 41% for the June 30, 1999 quarter to 36.2% for the June 30, 2000 quarter due to an increase in interest income from tax advantaged securities.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about the corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Community Financial Corporation and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. Community Financial Corporation disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

NEXT PAGE

  the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  inflation, interest rate, market and monetary fluctuations;
  the timely development of and acceptance of new products and services of Community Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the success of Community Bank in gaining regulatory approval of its products and services, when required;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

NEXT PAGE

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:
Not Applicable.
Item 2.	Changes in Securities:
Not Applicable.
Item 3.	Defaults Upon Senior Securities:
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders:
Not Applicable.
Item 5.	Other Information:
Not Applicable.
Item 6.	Exhibits and Reports on Form 8-K:
a. Exhibits
See Exhibit Index
b. Reports on Form 8-K:
None to be reported.

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION Registrant

Date: August 8, 2000	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBITS INDEX

Exhibit No.                     Description

   27                               Financial Data Schedule