Form 10QSB
period 2000-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 2000-11-14
CIK 850606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 6, 2000: 2,434,839

Transitional Small business Disclosure Format (check one): Yes [  ] No [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2000 (Unaudited)	March 31, 2000
ASSETS
Cash (including interest bearing deposits of approximately $2,221,884 and $1,908,000)	$ 4,965,036	$ 7,424,577
Securities
Held to maturity	31,175,557	27,312,943
Available for sale	7,354,329	6,863,674
Investment in Federal Home Loan Bank stock, at cost	2,700,000	1,950,000
Loans receivable, net	206,095,590	189,700,859
Real estate owned	45,201	823,002
Property and equipment, net	6,416,413	6,627,869
Accrued interest receivable
Loans	1,366,329	1,145,835
Investments	250,333	142,277
Prepaid expenses and other assets	973,858	1,086,330

Total Assets	$261,342,646	$243,077,366
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$168,484,780	$158,568,275
Advances from Federal Home Loan Bank	45,000,000	37,000,000
Securities sold under agreement to Repurchase	20,000,000	20,000,000
Advance payments by borrowers for taxes and insurance	223,443	226,195
Other liabilities	2,112,951	1,888,821
Total Liabilities	235,821,174	217,683,291
Shareholders' Equity
Preferred stock, $.01 par value, authorized 3,000,000 shares; none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares; 2,443,539 and 2,511,526 shares and outstanding	24,435	25,115
Additional paid in capital	4,652,854	4,782,029
Retained earnings	19,354,075	19,401,019
Net unrealized gains on securities available for sale	1,490,108	1,185,912
Total Stockholders' Equity	25,521,472	25,394,075

Total Liabilities and Shareholders' Equity	$261,342,646	$243,077,366

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$4,351,014	$3,632,134	$8,375,892	$7,096,323
Investment securities	638,168	180,458	1,243,000	307,045
Other	48,736	44,657	78,795	85,224
Total interest income	5,037,918	3,857,249	9,697,687	7,488,592
INTEREST EXPENSE
Deposits	1,890,507	1,559,956	3,590,622	3,133,251
Borrowed money	1,171,465	419,297	2,213,374	705,740
Total interest expense	3,061,972	1,979,253	5,803,996	3,838,991
NET INTEREST INCOME	1,975,946	1,877,996	3,893,691	3,649,601
PROVISION FOR LOAN LOSSES	100,511	110,154	166,410	179,154
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,875,435	1,767,842	3,727,281	3,470,447
NONINTEREST INCOME
Service charges, fees and commissions	753,506	662,836	1,460,004	1,200,551
Gain on sale of securities	---	51,206	---	601,412
Miscellaneous	7,036	152,613	48,697	152,869
Total noninterest income	760,542	866,655	1,508,701	1,954,832
NONINTEREST EXPENSE
Compensation & benefits	1,123,988	1,068,412	2,146,542	2,153,884
Occupancy	284,223	289,105	590,439	557,439
Data processing	213,215	123,815	381,051	236,129
Federal insurance premium	8,170	21,799	16,113	43,098
Miscellaneous	403,148	450,023	813,775	886,714
Total noninterest expense	2,032,744	1,953,154	3,947,920	3,877,264
INCOME BEFORE TAXES	603,233	681,343	1,288,062	1,548,015
INCOME TAXES	202,344	311,738	449,982	667,234
NET INCOME	$ 400,889	$ 369,605	$ 838,080	$ 880,781
BASIC EARNINGS PER SHARE	$ .16	$ .14	$ .34	$ .34
DILUTED EARNINGS PER SHARE	$ .16	$ .14	$ .34	$ .34
DIVIDENDS PER SHARE	$ .08	$ .08	$ .16	$ .16

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2000	1999
	(Unaudited)
OPERATING ACTIVITIES
Net income	$838,080	$880,781
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	164,410	179,154
Depreciation	374,566	301,097
Amortization of premium and accretion of discount on securities, net	(16,392)	996
Increase (decrease) in net deferred loan fees	1,876	(63,412)
Increase in deferred income taxes	82,378	56,779
(Increase) in other assets	(216,078)	(10,115)
Increase (decrease) other liabilities	(47,443)	(138,577)
(Gain) on sale of loans	(302,462)	(471,770)
Proceeds from sale of loans	17,166,870	31,768,091
Loans originated for resale	(14,508,706)	(34,296,135)
Gain on sale of available for sale securities	---	(601,412)
Net cash provided (absorbed) by operating activities	3,537,099	(2,394,523)
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	675,000	500,000
Proceeds from sale of available for sale securities	---	612,189
Purchase of investment securities	(4,359,845)	(26,250,000)
Net (Increase) in loans	(19,069,294)	(4,671,021)
Purchases of property and equipment	(203,323)	(1,040,864)
(Purchase) of FHLB stock	(750,000)	(191,800)
Decrease (increase) in Real Estate Owned	777,801	(518,745)
Net cash provided (absorbed) by investing activities	(22,929,661)	(31,560,241)
FINANCING ACTIVITIES
Dividends paid	(395,208)	(411,543)
Net increase (decrease) in deposits	9,916,505	(4,993,806)
Proceeds from advances and other borrowed money	181,000,000	71,000,000
Repayments of advances and other borrowed money	(173,000,000)	(36,000,000)
Repurchase of common stock	(588,276)	---
Net cash provided (absorbed) by financing activities	16,933,021	29,594,651
(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,459,541)	(4,360,113)
CASH AND CASH EQUIVALENTS-beginning of period	7,424,577	10,131,157
CASH AND CASH EQUIVALENTS-end of period	$4,965,036	$5,771,044

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

NOTE 2. - EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Basic earnings per share for the three months ended September 30, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,455,213 and 2,572,146, respectively). The number of shares used to determine diluted earnings per share for the same three month periods was 2,455,213 and 2,572,146, respectively. Basic earnings per share for the six months ended September 30, 2000 and 1999 have been determined by dividing net income by the weighted average number of shares of common stock outstanding during these periods (2,472,406 and 2,572,146, respectively). The number of shares used to determine diluted earnings per share for the same six month periods was 2,472,406 and 2,572,146, respectively.

	For the Three Months Ended
	September 30, 2000			September 30, 1999
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$400,889	2,455,213	$0.16	$369,605	2,572,146	$0.14
Effect of Dilutive Securities Options	--	--		--	- -
Diluted EPS
Income available to common stockholders	$400,889	2,455,213	$0.16	$369,605	2,572,145	$0.14

NEXT PAGE

	For the Six Months Ended
	September 30, 2000			September 30, 1999
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$838,080	2,472,406	$0.34	$880,781	2,572,146	$0.34
Effect of Dilutive Securities Options	--	--		--	- -
Diluted EPS
Income available to common stockholders	$838,080	2,472,406	$0.34	$880,781	2,572,887	$0.34

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's capital levels at September 30, 2000 relative to the requirements applicable under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"):

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 3,925,000	1.50%	$23,742,000	9.07%	$19,817,000
Core Capital	10,466,000	4.00	23,742,000	9.07	13,276,000
Risk-based Capital	14,502,000	8.00	26,182,000	13.10	11,680,000

Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 savings bank is defined as a savings bank that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that savings banks provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 2000 and 1999 was $3,200,174 and $1,921,980, respectively. Total interest paid for the six months ended September 30, 2000 and 1999 was $5,861,408 and $3,765,784. Total income taxes paid for the three months ended September 30, 2000 and 1999 was $131,038 and $316,197. Total income taxes paid for the six months ended September 30, 2000 and 1999 was $357,418 and $742,168.

NEXT PAGE

NOTE 5. - COMPREHENSIVE INCOME

FASB Statement No. 130, " Reporting Comprehensive Income", effective for fiscal years beginning on or after January 1, 1998, establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and six month periods ended September 30, 2000 and 1999:

	Three Months Ended September 30
	2000	1999
(Amounts in thousands)
Net income	$ 400,889	$ 369,605
Other comprehensive income, net of tax Unrealized gains on securities: Unrealized holding gains (losses) arising during the period	361,068	(213,875)
Less: Reclassification adjustment for (gains) losses included in net income	---	(31,748)
	$ 761,957	$ 123,982

	Six Months Ended September 30
	2000	1999
(Amounts in thousands)
Net income	$ 838,080	$ 880,781
Other comprehensive income, net of tax Unrealized gains on securities: Unrealized holding gains (losses) arising during the period	304,196	(84,848)
Less: Reclassification adjustment for (gains) losses included in net income	---	(372,875)
	$1,142,276	$ 423,058

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $18.3 million to $261.3 million at September 30, 2000, due primarily to an increase in loans receivable of $16.4 million which was funded with both increases in deposits and advances from the Federal Home Loan Bank of Atlanta. Deposits increased $9.9 millon to $168.5 million at September 30, 2000, from $158.6 million at March 31, 2000. The increase in deposits was due primarily to an increase in time deposits. Stockholders' equity increased to $25.5 million at September 30, 2000, from $25.4 million at March 31, 2000, due primarily to earnings for the six month period ended September 30, 2000 and an increase in the net unrealized gain on securities available for sale which was partially offset by the Company's common stock repurchase of $588,276 and the payment of our quarterly cash dividends.

At September 30, 2000, non-performing assets totaled approximately $1.1 million or .43% of assets compared to $1.3 million or .52% of assets at March 31, 2000. Non-performing assets at September 30, 2000 were comprised primarily of nonaccrual residential real estate 90 days or more delinquent. At September 30, 2000 the largest property in non-performing assets was a single family residential loan with an approximate value of $220,000. At September 30, 2000, our allowance for loan losses to non-performing assets was 126% and to total assets was .54%. Based on current market values of the properties securing these loans and current national and local economic conditons, management does not anticipate any significant losses in excess of the reserves for losses previously recorded.

As of September 30, 2000, there were also $3.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $1.3 million, which is current as to interest and principal payments.

We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at September 30, 2000. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30,2000 the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.97%, which exceeds the current 4% regulatory requirement.

At September 30, 2000, we had commitments to purchase or originate $24.1 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totaled $52.0 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our forseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999.

General. Net income for the three months ended September 30, 2000 was $401,000 compared to $370,000 for the three months ended September 30, 1999. Net interest income increased $98,000 while non-interest income decreased $106,000 during the three months ended September 30, 2000 compared to the same period in 1999. Income before taxes decreased to $603,000 for the three months ended September 30, 2000 from $681,000 for the three months ended September 30, 1999.

Interest Income. Total interest income increased to $5.0 million for the three months ended September 30, 2000, from $3.9 million for the three months ended September 30, 1999, due primarily to increases in both the average balance of investment securities and loans for the three months ended September 30, 2000 as compared to the period ended September 30,1999. The average yield earned on interest-earning assets was 8.04% for the three months ended September 30, 2000 compared to 8.03% for the three months ended September 30, 1999.

Interest Expense. Total interest expense increased to $3.1 million for the quarter ended September 30, 2000, from $2.0 million for the quarter ended September 30, 1999. Interest on deposits increased to $1.9 million for the quarter ended September 30, 2000 from $1.6 million for the quarter ended September 30, 1999 due to increases in both the cost of deposits and the average outstanding deposit balances. The average rate paid on deposits for the three months ended September 30, 1999 increased from 4.17% to 4.62% for the same period in the current year. Interest expense on borrowed money increased to $1.2 million for the quarter ended September 30, 2000, from $419,000 for the quarter ended September 30, 1999, due to an increase in average outstanding borrowings and an increase in the average rate paid. The average rate paid on interest-bearing liabilities was 5.25% during the three months ended September 30, 2000 compared to 4.41% for the three months ended September 30, 1999.

Provision for Loan Losses. The provision for loan losses decreased to $101,000 for the three months ended September 30, 2000, from $110,000 for the three months ended September 30, 1999.

Noninterest Income. Noninterest income decreased to $761,000 for the three months ended September 30, 2000, from $867,000 for the three months ended September 30, 1999 due to gains realized on the sale of securities of $51,000 and computer conversion expense recovery during the quarter ended September 30, 1999 offset by an increase in fees and gains on the sale of mortgage loans in the secondary market by our subsidiary, Community First Mortgage Corporation during the September 30, 2000 quarter.

Noninterest Expenses. Noninterest expense increased by $80,000 to $2.0 million for the three months ended September 30, 2000 compared to the same period last year. Data processing expense increased during the September 30, 2000 quarter compared to the September 30, 1999 quarter due to purchases of additional equipment and increased electronic processing volumes. The increase in compensation during the September 30, 2000 quarter compared to the September 30, 1999 was due primarily to increased commissions related to increased loan volume in the Company's mortgage subsidiary.

Taxes. Taxes decreased to $202,000 for the three months ended September 30, 2000, from $312,000 for the three months ended September 30, 1999. The effective tax rate decreased from 46% for the September 30, 1999 quarter to 34% for the September 30, 2000 quarter due to an increase in interest income from tax advantaged securities and a decrease in nondeductible net loan charge-offs.

NEXT PAGE

Six Months Ended September 30, 2000 and 1999

General. Net income for the six months ended September 30, 2000 decreased to $838,000 compared to $881,000 for the six months ended September 30, l999 due primarily to gains on sale of securities and expense recoveries in the September 30, 1999 six month period. Income before income taxes decreased to $1.3 million for the six months ended September 30, 2000 from $1.5 million for the same period in the prior year.

Interest Income. Total interest income increased to $9.7 million for the six months ended September 30, 2000, from $7.5 million for the six months ended September 30, 1999, due primarily to an increase in the average balance of loans and investment securities outstanding during the period. The yield on loans and securities increased from 7.90% to 8.06% for the same periods.

Interest Expense. Total interest expense increased to $5.8 million for the six months ended September 30, 2000, from $3.8 million for the six months ended September 30, 1999. Interest on deposits increased to $3.6 million for the six months ended September 30, 2000, from $3.1 million for the same period last year due to increases in both the average outstanding deposit balances and the rate paid. The rate paid on deposits increased from 4.21% for the six months ended September 30, 1999 to 4.50% for the same period in the current fiscal year. Interest expense on borrowed money increased to $2.2 million for the six months ended September 30, 2000 from $706,000 for the six months ended September 30, 1999, due primarily to increased borrowings.

Provision for Loan Losses. The provision for loan losses decreased to $166,000 for the six months ended September 30, 2000, from $179,000 for the same period last year.

Noninterest Income. Noninterest income decreased to $1.5 million for the six months ended September 30, 2000, from $2.0 million for the six months ended September 30, 1999, due to primarily to a decrease in gain on sale of securities.

Noninterest Expenses. Noninterest expenses increased $71,000 for the six months ended September 30, 2000, compared to the same period last year. Data processing expense increased during the September 30, 2000 six month period due to purchases of equipment and an additional branch location.

Taxes. Taxes decreased to $450,000 for the three months ended September 30, 2000, from $667,000 for the six months ended September 30, 1999. The effective tax rate decreased from 43% for the September 30, 1999 period to 35% for the same period ended September 30, 2000 due to an increase in interest income from tax advantaged securities and a decrease in deductible net loan charge-offs.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, and future filings by Community Financial Corporation on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about the corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Community Financial Corporation and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. Community Financial Corporation disclaims any obligation to update or revise any forward-looking statements based on the

NEXT PAGE

occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company held an annual meeting of stockholders on July 26, 2000. The following directors were elected at the meeting: James R. Cooke, Jr., DDS, P. Douglas Richard and Morgan N. Trimyer, Jr. The following directors term of office continued after the meeting: Charles F. Anderson, M.D., Charles W. Fairchilds, Jane C. Hickok and Dale C. Smith.

       The matters voted on at the Meeting were

       (1)  The election of three directors.
	For	Withheld
P. Douglas Richard	2,137,744	42,925
James R. Cooke, Jr. DDS	2,112,744	42,925
Morgan N. Trimyer, Jr.	2,137,744	42,925

       (2) Ratification of the appointment of BDO Seidman, LLP as independent accountants for the Corporation for the fiscal year ending March 31, 2001.

For	Against	Abstentions
2,169,334	8,135	2,900

Item 5.  Other Information

              Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits

                     See Exhibit Index.

              b.  Reports on Form 8-k

                     None to be reported.

11
NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 14, 2000	By: /s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibit No.	Description
3.2	By-laws, as amended and currently in effect
10.1	Employment contract with P. Douglas Richard
27	Financial Data Schedule