Form 10QSB
period 2000-12-31
COMMUNITY FINANCIAL CORP /DE/
filed 2001-02-14
CIK 850606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 6, 2001: 2,367,339.

Transitional Small business Disclosure Format (check one): Yes [  ] No [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2000 (Unaudited)	March 31, 2000
ASSETS
Cash (including interest bearing deposits of approximately $1,978,000 and $1,908,000)	$ 6,086,221	$ 7,424,577
Securities
Held to maturity	30,965,769	27,312,943
Available for sale	8,448,290	6,863,674
Investment in Federal Home Loan Bank stock, at cost	2,700,000	1,950,000
Loans receivable, net	205,191,318	189,700,859
Real estate owned	348,049	823,002
Property and equipment, net	6,254,157	6,627,869
Accrued interest receivable
Loans	1,315,692	1,145,835
Investments	594,327	142,277
Prepaid expenses and other assets	879,922	1,086,330

Total Assets	$262,783,745	$243,077,366
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$170,241,048	$158,568,275
Advances from Federal Home Loan Bank	47,000,000	37,000,000
Securities sold under agreement to Repurchase	17,000,000	20,000,000
Advance payments by borrowers for taxes and insurance	204,704	226,195
Other liabilities	2,546,044	1,888,821
Total Liabilities	236,991,796	217,683,291
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000 shares, none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares, 2,384,339 and 2,511,526 shares issued and outstanding at December 31 and March 31, 2000	23,843	25,115
Additional paid in capital	4,567,914	4,782,029
Retained earnings	19,031,828	19,401,019
Net unrealized gains on securities available for sale	2,168,364	1,185,912
Total Stockholders' Equity	25,791,949	25,394,075

Total Liabilities and Stockholders' Equity	$262,783,745	$243,077,366

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$4,468,569	$3,812,512	$12,844,461	$10,908,835
Investment securities	638,770	592,399	1,881,770	899,444
Other	42,761	27,768	121,556	112,992
Total interest income	5,150,100	4,432,679	14,847,787	11,921,271
INTEREST EXPENSE
Deposits	2,029,387	1,604,337	5,620,009	4,737,588
Borrowed money	1,086,765	806,555	3,300,139	1,512,295
Total interest expense	3,116,152	2,410,892	8,920,148	6,249,883
NET INTEREST INCOME	2,033,948	2,021,787	5,927,639	5,671,388
PROVISION FOR LOAN LOSSES	40,815	122,408	207,225	301,562
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,993,133	1,899,379	5,720,414	5,369,826
NONINTEREST INCOME
Service charges, fees and commissions	681,588	893,061	2,141,592	2,079,395
Gain on sale of securities	---	---	---	601,412
Miscellaneous	23,941	42,056	72,638	209,142
Total noninterest income	705,529	935,117	2,214,230	2,889,949
NONINTEREST EXPENSE
Compensation & benefits	1,060,684	1,085,324	3,207,226	3,239,208
Occupancy	318,133	325,744	908,572	883,183
Data processing	205,826	146,771	586,877	382,900
Federal insurance premium	7,986	21,489	24,099	64,587
Miscellaneous	594,025	639,318	1,407,800	1,526,032
Total noninterest expense	2,186,654	2,218,646	6,134,574	6,095,910
INCOME BEFORE TAXES	512,008	615,850	1,800,070	2,163,865
INCOME TAXES	180,619	185,477	630,601	852,711
NET INCOME	$ 331,389	$ 430,373	$1,169,469	$1,311,154
BASIC EARNINGS PER SHARE	$ .14	$ .17	$ .48	$ .51
DILUTED EARNINGS PER SHARE	$ .14	$ .17	$ .48	$ .51
DIVIDENDS PER SHARE	$ .08	$ .08	$ .24	$ .24

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2000	1999
	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,169,469	$1,311,154
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	207,225	301,562
Depreciation	556,129	463,394
Amortization of premium and accretion of discount on securities, net	(29,768)	2,384
(Decrease) in net deferred loan fees	(1,453)	(35,794)
Increase in deferred income taxes	125,922	99,298
(Increase) in other assets	(412,499)	(475,331)
Increase (decrease) other liabilities	(92,338)	29,936
(Gain) on sale of loans	(371,280)	(883,977)
Proceeds from sale of loans	31,308,073	64,989,208
Loans originated for resale	(28,311,502)	(64,990,651)
Gain on sale of available for sale securities	---	(601,412)
Net cash provided (absorbed) by operating activities	4,147,978	209,771
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	985,000	5,500,000
Proceeds from sale of available for sale securities	---	612,189
Purchase of investment securities	(4,649,827)	(31,668,378)
Net (Increase) in loans	(18,261,864)	(11,070,452)
Purchases of property and equipment	(203,323)	(1,238,375)
(Purchase) of FHLB stock	(750,000)	(491,800)
Decrease (increase) in Real Estate Owned	474,953	(739,866)
Net cash provided (absorbed) by investing activities	(22,405,061)	(39,096,682)
FINANCING ACTIVITIES
Dividends paid	(590,715)	(617,315)
Net increase (decrease) in deposits	11,672,773	(1,216,350)
Proceeds from advances and other borrowed money	329,000,000	91,000,000
Repayments of advances and other borrowed money	(322,000,000)	(51,000,000)
Proceeds from issuance of common stock	39,000	---
Repurchase of common stock	(1,202,331)	(112,901)
Net cash provided (absorbed) by financing activities	16,918,727	38,053,434
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,338,356)	(833,477)
CASH AND CASH EQUIVALENTS-beginning of period	7,424,577	10,131,157
CASH AND CASH EQUIVALENTS-end of period	$6,086,221	$9,297,680

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"), its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

NOTE 2. - EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding.

COMMUNITY FINANCIAL CORPORATION
	For the Three Months Ended
	December 31, 2000			December 31, 1999
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$331,389	2,428,063	$0.14	$430,373	2,569,958	$0.17
Effect of Dilutive Securities
Options	---	---		---	---
Diluted EPS
Income available to common stockholders	$331,389	2,428,063	$0.14	$430,373	2,569,958	$0.17

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
	For the Nine Months Ended
	December 31, 2000			December 31, 1999
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,169,469	2,457,571	$0.48	$1,311,154	2,571,414	$0.51
Effect of Dilutive Securities
Options	---	---		---	---
Diluted EPS
Income available to common stockholders	$1,169,469	2,457,571	$0.48	$1,311,154	2,571,414	$0.51

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2000:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 3,920,000	1.50%	$23,080,000	8.76%	$19,160,000
Core Capital	10,452,000	4.00	23,080,000	8.76	12,628,000
Risk-based Capital	14,933,000	8.00	26,037,000	13.95	11,104,000

Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 2000 and 1999 was $3,091,337 and $2,310,699, respectively. Total interest paid for the nine months ended December 31, 2000 and 1999 was $8,895,333 and $5,582,318. Total income taxes paid for the three months ended December 31, 2000 and 1999 was $17,148 and $230,583. Total income taxes paid for the nine months ended December 31, 2000 and 1999 was $374,566 and $972,751.

NEXT PAGE

NOTE 5. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and nine-month periods ended December 31, 2000 and 1999:

	Three Months Ended December 31
	2000	1999
(Amounts in thousands)
Net income	$ 331,389	$ 430,373
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	678,256	(457,807)
Less: Reclassification adjustment for (gains) losses included in net income	---	---
	$1,009,645	$ (27,434)

	Nine Months Ended December 31
	2000	1999
Net income	$1,169,469	$1,311,154
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	982,452	(542,656)
Less: Reclassification adjustment for (gains) losses included in net income	---	(372,875)
	$2,151,921	$ 395,623

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $19.7 million to $262.8 million at December 31, 2000, due primarily to an increase in loans receivable of $15.5 million which was funded with both increases in deposits and advances from the Federal Home Loan Bank of Atlanta. Deposits increased $11.7 millon to $170.2 million at December 31, 2000, from $158.6 million at March 31, 2000. The increase in deposits was due primarily to an increase in time deposits. Stockholders' equity increased to $25.8 million at December 31, 2000, from $25.4 million at March 31, 2000, due primarily to earnings for the nine month period ended December 31, 2000 and an increase in the net unrealized gain on securities available for sale which was partially offset by the Company's common stock repurchase of $1.2 million and the payment of our cash dividends of $591,000.

At December 31, 2000, non-performing assets totaled approximately $971,000 or .37% of assets compared to $1.3 million or .52% of assets at March 31, 2000. Non-performing assets at December 31, 2000 were comprised primarily of nonaccrual residential real estate 90 days or more delinquent. At December 31, 2000 our allowance for loan losses to non-performing assets was 144% and to total assets was .53%. Based on current market values of the properties securing these loans and current national and local economic conditions, management does not anticipate any significant losses in excess of the reserves for losses previously recorded.

As of December 31, 2000, there were also $3.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $1.3 million, which is current as to interest and principal payments.

We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve of $1.4 million is adequate at December 31, 2000. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of December 31,2000 the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.06%, which exceeds the current 4% regulatory requirement.

At December 31, 2000, we had commitments to purchase or originate $22.9 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2000, totaled $64.1 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and 1999.

General. Net income for the three months ended December 31, 2000 was $331,000 compared to $430,000 for the three months ended December 31, 1999. Net interest income increased $12,000 while non-interest income decreased $230,000 during the three months ended December 31, 2000 compared to the same period in 1999. Income before taxes decreased to $512,000 for the three months ended December 31, 2000 from $616,000 for the three months ended December 31, 1999.

Interest Income. Total interest income increased to $5.2 million for the three months ended December 31, 2000, from $4.4 million for the three months ended December 31, 1999, due primarily to increases in both the average balance of investment securities and loans for the three months ended December 31, 2000 as compared to the period ended December 31,1999. The average yield earned on interest-earning assets was 8.10% for the three months ended December 31, 2000 compared to 7.89% for the three months ended December 31, 1999.

Interest Expense. Total interest expense increased to $3.1 million for the quarter ended December 31, 2000, from $2.4 million for the quarter ended December 31, 1999. Interest on deposits increased to $2.0 million for the quarter ended December 31, 2000 from $1.6 million for the quarter ended December 31, 1999 due to increases in both the cost of deposits and the average outstanding deposit balances. The average rate paid on deposits for the three months ended December 31, 1999 increased from 4.18% to 4.77% for the same period in the current year. Interest expense on borrowed money increased to $1.1 million for the quarter ended December 31, 2000, from $807,000 for the quarter ended December 31, 1999, due to an increase in average outstanding borrowings and an increase in the average rate paid. The average rate paid on interest-bearing liabilities was 5.30% during the three months ended December 31, 2000 compared to 4.55% for the three months ended December 31, 1999.

Provision for Loan Losses. The provision for loan losses decreased to $41,000 for the three months ended December 31, 2000, from $122,000 for the three months ended December 31, 1999.

Noninterest Income. Noninterest income decreased to $706,000 for the three months ended December 31, 2000, from $935,000 for the three months ended December 31, 1999 due primarily to a decrease in fees and gains on the sale of mortgage loans in the secondary market by our subsidiary, Community First Mortgage Corporation during the December 31, 2000 quarter.

Noninterest Expenses. Noninterest expense decreased by $32,000 to $2.2 million for the three months ended December 31, 2000 compared to the same period last year. Data processing expense increased during the December 31, 2000 quarter compared to the December 31, 1999 quarter due to depreciation on purchases of additional equipment and increased electronic processing volumes. The decrease in miscellaneous expenses for the December 31, 2000 quarter compared to the December 31, 1999 was due primarily to a decrease in mortgage origination related expenses in the Company's mortgage subsidiary offset by $251,000 of non-recurring charges related to the Bank's conversion of its data processing system.

Taxes. Taxes decreased to $181,000 for the three months ended December 31, 2000, from $185,000 for the three months ended December 31, 1999. The effective tax rate increased to 35% for the December 31, 2000 quarter from 30% for the December 31, 1999 quarter.

NEXT PAGE

Nine Months Ended December 31, 2000 and 1999

General. Net income for the nine months ended December 31, 2000 decreased to $1.2 million compared to $1.3 million for the nine months ended December 31, l999 due primarily to gains on sale of securities in the December 31, 1999 nine month period. Income before income taxes decreased to $1.8 million for the nine months ended December 31, 2000 from $2.2 million for the same period in the prior year.

Interest Income. Total interest income increased to $14.8 million for the nine months ended December 31, 2000, from $11.9 million for the nine months ended December 31, 1999, due primarily to an increase in the average balance of loans and investment securities outstanding during the period. The yield on loans and securities increased from 8.02% to 8.20% for the same periods.

Interest Expense. Total interest expense increased to $8.9 million for the nine months ended December 31, 2000, from $6.2 million for the nine months ended December 31, 1999. Interest on deposits increased to $5.6 million for the nine months ended December 31, 2000, from $4.7 million for the same period last year due to increases in both the average outstanding deposit and borrowings balances and the rate paid. The rate paid on deposits increased from 4.21% for the nine months ended December 31, 1999 to 4.83% for the same period in the current fiscal year. Interest expense on borrowed money increased to $3.3 million for the nine months ended December 31, 2000 from $1.5 million for the nine months ended December 31, 1999, due to increases in both average borrowings and the rate paid.

Provision for Loan Losses. The provision for loan losses decreased to $207,000 for the nine months ended December 31, 2000, from $302,000 for the same period last year.

Noninterest Income. Noninterest income decreased to $2.2 million for the nine months ended December 31, 2000, from $2.9 million for the nine months ended December 31, 1999, due primarily to a decrease in gain on sale of securities.

Noninterest Expenses. Noninterest expenses increased $39,000 for the nine months ended December 31, 2000, compared to the same period last year. Data processing expense increased during the December 31, 2000 nine month period due to depreciation on purchases of equipment and an additional branch location. The decrease in miscellaneous expenses for the nine months ended December 31, 2000 compared to the same period ended December 31, 1999 was due primarily to a decrease in mortgage origination related expenses in the Company's mortgage subsidiary offset by $251,000 of non-recurring charges related to the Bank's conversion of its data processing system.

Taxes. Taxes decreased to $630,000 for the three months ended December 31, 2000, from $853,000 for the nine months ended December 31, 1999. The effective tax rate decreased from 39% for the December 31, 1999 period to 35% for the same period ended December 31, 2000 due primarily to an increase in interest income from tax advantaged securities.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, and future filings by Community on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by Community and its management may contain, forward-looking statements about the corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by Community and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. Community disclaims any obligation to update or revise any forward-looking statements based on the

NEXT PAGE

occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

              a.  Exhibits:   None

              b.  Reports on Form 8-K:   None

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: February 14, 2001	By: /s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)