Form 10KSB
period 2001-03-31
COMMUNITY FINANCIAL CORP /DE/
filed 2001-06-29
CIK 850606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001
OR

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

YES   /X/      NO   /   /

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    /   /

       The Issuer had $22,946,457 in gross income for the year ended March 31, 2001

       As of May 31, 2001, there were issued and outstanding 2,322,232 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 2001, was approximately $20,500,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2001.

PART III of Form 10-KSB--Proxy Statement for the 2001 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:

Yes   /  /     No  /X/

NEXT PAGE

PART I

Item 1. Description of Business

General

       Community Financial Corporation ("Community" or the "Company") is a Virginia corporation, which owns Community Bank (the "Bank" or "Community Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. References throughout this Form 10-KSB to the Company generally include the Bank, unless the context otherwise requires.

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

       At March 31, 2001, Community had $270.2 million in assets, deposits of $174.3 million and stockholders' equity of $25.8 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts and Virginia Beach, Virginia.

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

       Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

NEXT PAGE

Forward-Looking Statements

       This document, including information incorporated by reference, contains, and future filings by the Company on Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Stockholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

Lending Activities

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

       Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family and commercial real estate loans in the amount of $225,000 or less may be approved by the President of the Bank. Loans in excess of $225,000 but less than $750,000 must be approved by a majority of our Loan Committee. All mortgage loans in excess of $750,000 must be approved by the Board of Directors. Consumer loans in excess of $250,000 on a secured basis and $150,000 on an unsecured basis require the approval of three members of senior management. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

       The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2001, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $3.7 million. At March 31, 2001, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $3.1 million.

NEXT PAGE

       Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$105,794	47.43%	$ 97,409	48.57%	$ 91,396	51.56%	$ 94,962	56.92%	$ 96,968	63.83%
Commercial	46,514	20.86	42,318	21.10	38,545	21.75	40,115	24.04	37,508	24.69
Construction	23,507	10.54	20,687	10.31	13,712	7.74	10,071	6.04	5,204	3.42
Total real estate	175,815	78.83	160,414	79.98	143,653	81.05	145,148	87.00	139,680	91.94
Consumer loans:
Unsecured personal	1,433.64		2,800	1.40	2,710	1.53	1,935	1.16	4,418	2.91
Secured personal	3,302	1.48	7,794	3.89	4,200	2.37	3,066	1.84	546.36
Automobile	9,714	4.36	8,945	4.46	6,430	3.63	3,970	2.38	1,646	1.08
Home equity	18,096	8.11	10,590	5.28	12,234	6.90	7,086	4.25	1,630	1.07
Deposit account	363.16		576.29		260.15		277.16		339.22
Other	153.07		48.02		47.02		35.02		76.05
Total consumer	33,061	14.82	30,753	15.34	25,881	14.60	16,369	9.81	8,655	5.69
Commercial business	14,167	6.35	9,392	4.68	7,713	4.35	5,321	3.19	3,588	2.37
Total loans	223,043	100.00%	200,559	100.00%	177,247	100.00%	166,838	100.00%	151,923	100.00%
Less:
Undisbursed loans in process	6,819		9,452		4,249		3,003		1,619
Derferred fees and unearned discounts	188		188		268		247		361
Allowance for losses	1,478		1,218		1,316		1,117		1,038
Total net items	8,485		10,858		5,833		4,367		3,018
Total loans receivable, net	$214,558		$189,701		$171,414		$162,471		$148,905

NEXT PAGE

       The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.

	March 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate
Real Estate:
Residential	$20,252	9.08%	$18,343	9.15%	$16,587	9.36%	$13,539	8.12%	$11,161	7.34%
Commercial	14,143	6.34	13,019	6.49	11,294	6.37	6,442	3.86	6,223	4.10
Total real estate loans(1)	34,395	15.42	31,362	15.64	27,881	15.73	19,981	11.98	17,384	11.44
Consumer	27,092	12.14	27,911	13.91	22,353	12.61	14,716	8.82	8,114	5.33
Commercial business	7,026	3.15	4,327	2.16	5,656	3.19	4,767	2.86	3,588	2.37
Total fixed-rate loans	68,513	30.71	63,600	31.71	55,890	31.53	39,464	23.66	29,086	19.14
Adjustable-Rate loans:
Real Estate:
Residential	106,204	47.62	78,908	39.34	84,877	47.89	86,074	51.59	87,336	57.49
Commercial	35,216	15.79	50,144	25.00	30,895	17.43	39,093	23.43	34,960	23.01
Total real estate loans(2)	141,420	63.41	129,052	64.34	115,772	65.32	125,167	75.02	122,296	80.50
Consumer	5,969	2.68	2,842	1.42	3,528	1.99	1,653.99		541.36
Commercial Business	7,141	3.20	5,065	2.53	2,057	1.16	554.33		---	---
Total adjustable-rate loans	154,530	69.29	136,959	68.29	121,357	68.47	127,374	76.34	122,837	80.86
Total loans receivable	223,043	100.00%	200,559	100.00%	177,247	100.00%	166,838	100.00%	151,923	100.00%

Less:
Undisbursed loans in process	6,819		9,452		4,249		3,003		1,619
Deferred fees and unearned discounts	188		188		268		247		361
Allowance for losses	1,478		1,218		1,316		1,117		1,038
Total net items	8,485		10,858		5,833		4,327		3,018
Total loans receivable, net	$214,558		$189,701		$171,414		$162,471		$148,905

       (1) Includes residential real estate construction loans of $297,000, $1.0 million, $2.7 million, $818,000, and $1.5 million, and commercial real estate construction loans of $680,000, $1.1 million, $2.6 million, $4.3 million, and $3.7 million at March 31, 2001, 2000, 1999, 1998 and 1997, respectively.

       (2) Includes residential real estate construction loans of $20.4 million, $12.2 million, and $7.4 million and commercial real estate construction loans of $2.2 million, $4.6 million, and $1.0 million at March 31, 2001, 2000 and 1999 respectively.

NEXT PAGE

Loan Maturity and Repricing

       We originate fixed and adjustable rate construction loans both of which generally mature in one year or less. At March 31, 2001, we had total construction loans of $23.5 million, all of which mature in the fiscal year ending March 31, 2002.

One-to Four-Family Residential Real Estate Lending

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

       In order to reduce our exposure to changes in interest rates, we originate and sell most of our 30-year fixed-rate one-to four-family residential mortgage loans. For the year ended March 31, 2001, 29.4% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 2001, $20.3 million (excluding $270,000 of residential construction loans) or 9.1%, of our one-to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

       Our current one-to four-family residential adjustable-rate mortgages ("ARMs") have interest rates that adjust primarily every year, generally in accordance with the rates on one-year U.S. Treasury Bills. Although our primary one-to four-family residential loan is the one year adjustable, we offer a residential loan which adjusts every three or five years generally in accordance with the rates on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in our market area, we make one, three and five-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 2001, residential ARM loans totaled $108.8 million, or 48.8%, of our total loans receivable before net items. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

       All one-to four-family real estate mortgage loans being originated by us contain a "due-on-sale" clause providing that we may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is our policy to enforce these due-on-sale clauses concerning fixed-rated loans and to permit assumptions of ARM loans, for a fee, by qualified borrowers.

NEXT PAGE

       We require, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interests. The cost of this insurance coverage is paid by the borrower. We generally do not require escrows for taxes and insurance.

Commercial Real Estate and Construction Lending

       We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2001, commercial real estate, land and construction loans aggregated $70.0 million or 31.4% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

       Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge fees ranging from 1% to 2% on these loans. At March 31, 2001, we had $14.1 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

       At March 31, 2001, we had $2.9 million or 1.3% of our total loans receivable before net items invested in commercial construction loans compared to $5.8 million or 2.9% at March 31, 2000. At March 31, 2001, we had 8 commercial construction loans, the largest one having an outstanding balance of $590,000. All of these loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

       At March 31, 2001, we had 20 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $28.9 million. The largest relationship was to a single borrower for $3.1 million secured by a combination of multi-family and single family rental property, personal residence, improved land and residential construction.

NEXT PAGE

       The following table presents information as to the Company's commercial real estate and construction lending portfolio as of March 31, 2001 by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	44	$16,123
Hotel and motel	4	4,452
Commercial and industrial buildings	118	16,367
Raw land	67	8,721
Church	3	851
	236	46,514
Acquisition and construction financing:
Commercial and industrial buildings	8	2,845

Total	244	$49,359

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

Consumer Lending

       We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity. At March 31, 2001, we had $37.0 million or 16.6% of our total loans receivable before net items invested in consumer loans. With the exception of $9.2 million of home equity loans at March 31, 2001, our consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are home equity loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

       We offer VISA credit card accounts. At March 31, 2001, 1,410 credit card accounts had been issued, with an aggregate outstanding balance of $496,000 and unused credit available of $3.4 million. We presently charge no annual membership fee and an annual rate of interest of 15.98%.

NEXT PAGE

       Consumer loans do not include unused lines of credit on credit card accounts opened by us and lines of credit on home equity loans. The total unused credit available under our home equity and credit card programs was $7.7 million at March 31, 2001.

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

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($62,000 at March 31, 2001), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

       We also originate commercial business loans. At March 31, 2001 we had $10.9 million in commercial business loans outstanding, representing 4.9% of our gross loan portfolio. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

       Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2001, we had $7.5 million of secured commercial business loans and $3.4 million of unsecured commercial business loans.

NEXT PAGE

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

Loan Originations, Purchases and Sales

       Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2001, substantially all of our real estate loans were secured by real estate located in our market area.

       Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. We did not purchase any loans in fiscal 2001.

       Generally, we originate fixed-rate residential mortgage loans for sale in the secondary market and retain adjustable-rate mortgage loans for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

NEXT PAGE

       The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended March 31,
	2001	2000	1999
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - one - to four - family
- residential	$24,989	$35,426	$22,300
- commercial	--	2,912	13,916
- consumer	1,407	1,420	8,214
Total adjustable rate	26,396	39,758	44,430
Fixed Rate:
Real estate - one - to four - family
- residential	59,763	64,560	28,614
- commercial	3,694	9,533	4,514
Non-real estate - consumer (1)	21,294	19,391	22,134
Total fixed rate	84,751	93,484	55,262
Sales and Repayments
Real estate loans	58,675	77,850	28,606
Principal repayments	15,035	24,278	41,034
Total reductions	73,710	102,128	69,640
Increase (decrease) in other items, net	(12,580)	(12,827)	(21,109)
Net increase	$24,857	$18,287	$ 8,943

       (1) Consumer loans include the amounts outstanding on credit card accounts opened by us and outstanding lines of credit on home equity loans. The total credit available was $7.7 million, $8.3 million, and $5.9 million at March 31, 2001, 2000 and 1999, respectively, which would have increased fixed-rate consumer loans to $36.7 million, $36.2 million, and $28.0 million at such dates, respectively.

Delinquent and Problem Loans

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

NEXT PAGE

       The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2001. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate		Consumer		Commercial
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans Delinquent for:
30-59 days	17	$1,166	8	$358	58	$447	1	$145
60-89 days	3	111	1	13	3	14	5	30
90 days and over	9	437	-	0	11	62	4	469
Total delinquent loans	29	$1,714	9	$371	72	$523	10	$644

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

       On the basis of management's review of our assets, at March 31, 2001, we had classified $1,156,000 of our assets as substandard, none as doubtful and $13,000 as loss. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern."

NEXT PAGE

Non-Performing Assets

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

	March 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Non-accruing loans:
Commercial and Consumer	$531	$281	$ 92	$ 590	$ 400
Real Estate	437	159	1,074	45	103
Accruing loans delinquent more than 90 Days:
Residential		---	---	---	---
Commercial		---	---	---	---
Consumer		---	---	---	---
Real estate acquired through foreclosure	188	831	352	303	173
Total	$1,156	$1,271	$1,518	$ 938	$ 676
Total as a percentage of total assets	.43%	.52%	.76%	.51%	.40%
Unallocated allowance for loan losses	$1,460	$1,200	$1,195	$1,080	$ 783

       Non-performing assets at March 31, 2001 were comprised primarily of residential real estate delinquent 90 days or more. At March 31, 2001 the largest property in non-performing assets was a multi-family unit with an approximate value of $111,000. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loans Of Concern

       As of March 31, 2001, there were $5.4 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

NEXT PAGE

       The $5.4 million in other loans of concern is comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $2.0 million which is current as to interest and principal payments. We are closely monitoring the status of this loan.

       Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

       We provide valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide reserves based on the dollar amount and type of collateral securing our loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 2001,our net increase in allowance for losses on loans was $259,000 due primarily to an increase in loans. At March 31, 2001, we had an allowance for loan losses of $1,478,000 which is predominantly a general allowance of $1,460,000.

NEXT PAGE

       The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Balance at beginning of period	$1,218	$1,316	$1,117	$1,039	$1,000
Provision charged to operations	320	283	360	499	181
Charge-offs:
Residential real estate	112	288	100	116	59
Consumer	6	159	74	378	110
Recoveries:
Real Estate	25	59	6	---	---
Consumer	32	7	7	73	27
Net charge-offs	61	381	161	421	142
Balance at end of period	$1,477	$1,218	$1,316	$1,117	$1,039
Ratio of net charge-offs during the period to average loans outstanding during the period	.03%	.20%	.10%	.27%	.01%

NEXT PAGE

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate	Construction	Consumer and Commercial Business	Total
	(Dollars in Thousands)
March 31,2001
Amount of loan loss allowance	$ 350	$ 409	$ 230	$ 488	$ 1,477
Loan amounts by category	105,257	46,514	23,507	47,909	223,187
Percent of loans in each category to total loans	47.16%	20.84%	10.53%	21.47%	100.00%
March 31,2000
Amount of loan loss allowance	$ 238	$ 246	$ 136	$ 598	$ 1,218
Loan amounts by category	97,409	42,318	20,687	40,145	200,559
Percent of loans in each category to total loans	48.57%	21.10%	10.31%	20.02%	100.00%
March 31, 1999
Amount of loan loss allowance	$ 375	$ 306	$ 123	$ 512	$ 1,316
Loan amounts by category	91,396	38,545	13,712	33,594	177,247
Percent of loans in each category to total loans	51.56%	21.75%	7.74%	18.95%	100.00%
March 31, 1998
Amount of loan loss allowance	$ 376	$ 161	$ 116	$ 464	$ 1,117
Loan amounts by category	94,962	40,115	10,071	21,690	166,838
Percent of loans in each category to total loans	56.92%	24.04%	6.04%	13.00%	100.00%
March 31, 1997
Amount of loan loss allowance	$ 385	$ 140	$ 78	$ 436	$ 1,039
Loan amounts by category	96,968	37,508	5,204	12,243	151,923
Percent of loans in each category to total loans	63.83%	24.69%	3.42%	8.06%	100.00%

NEXT PAGE

Subsidiary Activities

       We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997 and began operations in June 1998. The primary business of Community First is to originate fixed rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. For the year ended March 31, 2001, our mortgage banking subsidiary originated $59.8 million in fixed rate mortgage loans for resell.

Investment Activities

       As a member of the FHLB System, Community Bank must maintain minimum levels of investments that are liquid assets as specified by the OTS. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. See "Regulation - Liquidity."

       Historically, we have maintained our liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 8.4%.

       The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and FHLMC stock, are indicated in the following table.

	March 31, 2001
	Within 1 year	1 to 5 Years	Total Investment Securities
	Book Value	Book Value	Book Value	MarketValue
	(Dollars in Thousands)
Federal agency obligations	$ ---	$24,937	$24,937	$25,626
State agency obligations and commercial paper	925	4,043	4,968	4,544
Total investment securities	$ 925	$28,980	$29,905	$30,170
Weighted average yield	6.08%	6.75%	6.73%	6.69%

Included in the above chart are $24.5 million of securities that are callable in 3 years or less.

NEXT PAGE

       The following table sets forth the composition of our investment portfolio at the dates indicated.

	March 31,
	2001		2000		1999
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$ 2,697	100.00%	$ 1,908	100.00%	$6,407	100.00%
Total	$2,697	100.00%	$1,908	100.00%	$6,407	100.00%
Investment securities:
Federal agency obligations	$24,937	61.5	$23,065	63.8	$2,315	21.8
State agencies and commercial paper	4,968	10.7	4,248	11.8	3,246	30.6
FHLMC common and preferred stock	8,421	20.3	6,864	19.0	3,543	33.4
Subtotal	38,326	92.5	34,177	94.6	9,104	85.8
FHLB stock	3,150	7.5	1,950	5.4	1,508	14.2
Total investment securities and FHLB stock	$41,476	100.00%	$36,127	100.00%	$10,612	100.00%
Average remaining life or term to repricing, excluding FHLMC common stock, FHLB stock and other marketable equity securities		3 Years		3 Years		3 Years

       During fiscal 2001 the market rates paid on investment securities increased. During fiscal 2001 we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within one to three years from date of purchase.

NEXT PAGE

Sources of Funds

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

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	At March 31,
	2001	2000	1999
	(In Thousands)
Passbook and statement accounts	$14,414	$14,574	$14,307
NOW and Super NOW accounts	26,341	26,763	25,914
Money market accounts	9,009	11,257	11,613
One-to five-year fixed-rate certificates	92,610	103,529	97,808
Six-month and 91 day certificates	31,933	2,445	3,373
Total	$174,307	$158,568	$153,015

NEXT PAGE

       The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by us for the periods indicated.

	Year Ended March 31,
	2001	2000	1999
	(In Thousands)
Passbook and statement accounts	$(160)	$267	$1,864
NOW and Super NOW accounts	(422)	849	4,834
Money market accounts	(2,248)	(356)	3,264
One-to five-year fixed-rate certificates	(10,919)	5,721	4,762
Six-month and 91 day certificates	29,488	(928)	127
Total increase	$15,739	$5,553	$14,851

       The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2001		2000		1999
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category
Non-interest bearing demand deposits	$9,711	---%	$6,601	---%	$4,909	---%
Interest bearing demand deposits	26,717	2.57	29,146	2.73	26,027	2.96
Savings deposits	14,277	3.01	14,297	3.04	13,378	3.00
Time deposits	114,254	5.77	101,377	5.08	97,475	5.35
Total deposits	$164,959	4.67%	$151,421	4.22%	$141,789	4.50%

NEXT PAGE

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

       The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2001	2000	1999
	(Dollars in Thousands)
Opening balance	$158,568	$153,015	$138,164
Net deposits (withdrawals)	8,033	(827)	8,464
Interest credited	7,706	6,380	6,387
Ending balance	174,307	$158,568	$153,015
Net increase	$15,739	$5,553	$14,851
Percent increase	9.93%	3.63%	10.75%

       During the fiscal years ended March 31, 2001, 2000 and 1999 we emphasized free checking accounts, increased our marketing efforts and remained competitive in regard to the rates offered by competitors. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2001. We may use borrowings as an alternative source of funds. See "- Borrowings."

NEXT PAGE

       The following table shows rate information for our certificates of deposit as indicated.

	2.00- 3.00%	3.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(In Thousands)
March 31, 2001	---	$26,181	$26,325	$72,037	$124,543
March 31, 2000	$21	$37,443	$49,368	$19,142	$105,974
March 31, 1999	---	$29,790	$67,199	$4,192	$101,181

       The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2001.

	Maturity
	3 Months or less	Over 3 Months thru 6 Months	Over 6 Months thru 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$33,323	$29,195	$21,861	$16,701	$101,080
Certificates of deposit of $100,000 or more	10,284	5,767	4,178	3,234	23,463
Total certificates of deposit	$43,607	$34,962	$26,039	$19,935	$124,543

Borrowings

       As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2001, we had $4,422,389 of securities sold under agreements to repurchase.

NEXT PAGE

       We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

       The following table sets forth the maximum month-end balance, and average balance and weighted average rate, of FHLB advances for the periods indicated.

	Year Ended March 31,
	2001	2000	1999
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$63,000	$42,000	$20,000
FHLB advances	$20,000	$20,000	---

	Amount	Rate	Amount	Rate	Amount	Rate
Average Balance:
FHLB advances	$48,339	6.4%	$32,583	5.7%	$14,167	5.7%
Securities sold under agreements to repurchase	$16,695	6.6%	$10,000	5.7%	---	---

       The following table sets forth information as to the our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2001	2000	1999
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$4,422	$20,000	---
FHLB advances	63,000	37,000	19,000
Total Borrowings	$67,422	$57,000	$19,000
Weighted average interest rate of borrowings	5.19%	6.49%	5.60%

NEXT PAGE

Competition

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

       Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the OTS and we are subject to periodic examinations by the OTS. When an examination is conducted by the OTS, the examiners may require us to provide for higher general or specific loan loss reserves. Our last regular OTS examination was in October, 2000 and the examiners did not require us to provide for higher general or specific loan loss reserves.

       All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Our OTS assessment for the fiscal year ended March 31, 2001, was $56,829.

NEXT PAGE

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

       Liquidity. All savings associations, including Community Bank, are required by the Office of Thrift Supervision to maintain sufficient liquidity to ensure its safe and sound operation. For a discussion of what we include in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" contained in Part II, Item 6 of this report.

NEXT PAGE

       Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2001, Community Bank met the test and has always met the test since its effectiveness.

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

       The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Community Bank may be required to devote additional funds for investment and lending in our local community. We were examined for CRA compliance in October, 2000 and received a rating of "Satisfactory".

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

NEXT PAGE

       Federal Securities Law. Our stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Federal and State Taxation

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

       In August 1996, legislation was enacted that repealed the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2001, Community Bank's post-1987 excess reserves still to be recaptured amounted to approximately $634,000. This amount will be recaptured into taxable income ratably over the next three years. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

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

NEXT PAGE

       To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2001, Community Bank's Excess for tax purposes totaled approximately $2.3 million.

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

       P. Douglas Richard. Mr. Richard, age 57, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       R. Jerry Giles. Mr. Giles, age 52, is our Chief Financial Officer. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

NEXT PAGE

       Patsy Clem. Ms. Clem, age 61, is our Controller, a position she has held since July, 1986. Ms. Clem has been employed by us since 1983 in the Accounting Department.

       Chris P. Kyriakides. Mr. Kyriakides, age 38, is our Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       Benny N. Werner. Mr. Werner, age 52, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

       Norman C. Smiley, III. Mr. Smiley, age 39, is our Chief Lending Officer, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

       At March 31, 2001, we had a total of 115 employees, including 19 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good .

Item 2. Description of Property

       The following table sets forth information at March 31, 2001, with respect to our offices, furniture and equipment.

Location	Opened	Owned or Leased Expiration	Gross Square Footage	Net Book Value at March 31, 2001

38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	2,500,000

Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	751,000

Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	2,074	333,000

5300 Kemps River Drive Virginia Beach, Virginia	1997	2002	2,400	48,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	938,000

101 Community Way Staunton, Virginia	1999	2039	4,500	844,000

Community First Mortgage 9011 Arboretum Parkway Richmond, Virginia	1997	2003	1,800	93,000

NEXT PAGE

       Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2001 was $625,493.

Item 3. Legal Proceedings

       There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2001.

PART II

Item 5. Market for Common Equity and Related Security Holder Matters

       The information contained under the caption "Common Stock" on page 36 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

       The information under the caption "Management's Discussion and Analysis of Operations" on pages 5 through 12 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

       The Financial Statements on pages 13 through 34 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

       There was a Form 8-K filed on June 7, 2001 reporting a change in Accountants from the firm of BDO Seidman, LLP to Yount, Hyde & Barbour, P.C. and such report is incorporated by reference.

NEXT PAGE

PART III

Item 9. Directors and Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

       Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the last fiscal year ended March 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with except as disclosed in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 10. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

       Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2001Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13. Exhibits and Reports on 8-K

(a) Exhibits:

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None
3(i)	Amended and Restated Articles of Incorporation	*
3(ii)	Bylaws, as amended and currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificate	***
9	Voting trust agreement	None
10	Material contracts:
	(a) Community Federal Savings Bank 1987 Stock Option and Incentive Plan	****
	(b) Employment Agreement with P. Douglas Richard	**
	(c) 1996 Incentive Plan	*
	(d) Supplemental Executive Retirement Plan	***
11	Statement re: computation of per share earnings	*****
13	Annual Report to Stockholders	13
16	Letter on change in certifying accountant	******
18	Letter on change in accounting principles	None
21	Subsidiaries of the registrant	***
22	Published report regarding matters submitted to vote	None
23	Consent of Experts	23
24	Power of Attorney	Not required
99	Additional exhibits	None

NEXT PAGE

       *Filed on July 5, 1996 as exhibits to the Registrant's Definitive Proxy Statement (File No. 000-18265) on Schedule 14A. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       **Filed on November 14, 2000 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (File No. 000-18265), for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ***Filed on June 29, 1999 as exhibits to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ****Filed on May 19, 1989 as Exhibit 10.1 to the Registrant's Registration Statement No. 33-28817 on Form S-4. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       *****See Note 11 of Notes to Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

       ******Filed on June 6, 2001 as Exhibit 16 to the Registrant's Current Report on Form 8-K (File No. 000-18265). Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)       Reports on Form 8-K:

       No reports on Form 8-K have been filed during the three-month period ended March 31, 2001.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 29, 2001	By: /s/ P. Douglas Richard

P. Douglas Richard

(Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ P. Douglas Richard	By: /s/ James R. Cooke, Jr.

-----------------------------	------------------------------
P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)	James R. Cooke, Jr. Chairman of the Board and Director
Date: June 29, 2001	Date: June 29, 2001
By: /s/ Jane C. Hickok	By: /s/ Charles F. Anderson

-----------------------------	------------------------------
Jane C. Hickok Vice Chairman of the Board and Director	Charles F. Anderson Director

Date: June 29, 2001	Date: June 29, 2001

By: /s/ Dale C. Smith	By: /s/ Morgan N. Trimyer, Jr.

-----------------------------	------------------------------
Dale C. Smith Director	Morgan N. Trimyer, Jr. Director

Date: June 29, 2001	Date: June 29, 2001

By: /s/ R. Jerry Giles	By: /s/ Charles W. Fairchilds

-----------------------------	------------------------------
R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)	Charles W. Fairchilds Director

Date: June 29, 2001	Date: June 29, 2001