Form 10QSB
period 2001-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 2001-08-01
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

          For the quarterly period ended June 30, 2001

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

          For the transition period from                       to

Commission File Number: 0-18261

COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

VIRGINIA	54-1532044
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Ave., Staunton, Va. 24401

(Address of principal executive offices zip code)

(540) 886-0796

(Issuer's telephone number, including area code)

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on July 30, 2001: 2,297,362.

Transitional Small Business Disclosure Format (Check one):         Yes  [  ]                  No  [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	March 31, 2001
	(Unaudited)

ASSETS
Cash (including interest-bearing deposits of approximately $2,795,000 at June 30, 2001 and $2,697,000 at March 31, 2001)	$ 5,264,713	$ 5,168,499
Securities
Held to maturity	29,538,145	29,905,180
Available for sale	8,453,425	8,421,433
Investment in Federal Home Loan Bank stock, at cost	3,250,000	3,150,000
Loans receivable, net	211,529,855	214,557,798
Real estate owned	624,689	451,310
Property and equipment, net	5,655,234	5,827,020
Accrued interest receivable
Loans	1,360,927	1,421,726
Investments	601,504	239,696
Prepaid expenses and other assets	1,007,378	1,032,871

Total Assets	$267,285,870	$270,175,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$175,888,660	$174,307,472
Advances from Federal Home Loan Bank	60,000,000	63,000,000
Securities sold under agreement to repurchase	2,830,257	4,422,389
Advance payments by borrowers for taxes and insurance	119,143	293,168
Other liabilities	2,502,198	2,347,815

Total Liabilities	241,340,258	244,370,844

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares, 2,304,562 and 2,348,832 shares outstanding at June 30, 2001 and March 31, 2001	23,045	23,488
Additional paid in capital	4,416,337	4,500,450
Retained earnings	19,334,682	19,144,552
Net unrealized gain on securities available for sale	2,171,548	2,136,199
Total Stockholders' Equity	25,945,612	25,804,689

Total Liabilities and Stockholders' Equity	$267,285,870	$270,175,533

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2001	2000
	(Unaudited)

INTEREST INCOME
Loans	$4,488,763	$4,024,878
Investment securities	560,694	604,832
Other	154,498	30,059
Total interest income	5,203,955	4,659,769

INTEREST EXPENSE
Deposits	2,043,791	1,700,115
Borrowed money	723,479	1,041,909
Total interest expense	2,767,270	2,742,024

NET INTEREST INCOME	2,436,685	1,917,745

PROVISION FOR LOAN LOSSES	57,750	65,899

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,378,935	1,851,846

NONINTEREST INCOME
Service charges, fees and commissions	795,039	706,498
Miscellaneous	13,997	41,661
Total noninterest income	809,036	748,159

NONINTEREST EXPENSE
Compensation & benefits	1,145,335	1,022,554
Occupancy	310,294	306,216
Data processing	210,174	167,836
Federal insurance premium	7,996	7,943
Miscellaneous	455,693	410,627
Total noninterest expense	2,129,492	1,915,176

INCOME BEFORE TAXES	1,058,479	684,829

INCOME TAXES	336,047	247,638

NET INCOME	$ 722,432	$ 437,191

BASIC EARNINGS PER SHARE	$ 0.31	$ 0.18
DILUTED EARNINGS PER SHARE	$ 0.31	$ 0.18
DIVIDENDS PER SHARE	$ 0.08	$ 0.08

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2001	2000
	(Unaudited)

OPERATING ACTIVITIES
Net income	$ 722,432	$ 437,191
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	57,750	65,899
Depreciation	180,812	131,723
Amortization of premium and accretion of discount on securities, net	(72,981)	(3,885)
Increase (decrease) in net deferred loan fees	(24,794)	14,005
Increase in deferred income taxes	17,951	39,930
(Increase) decrease in other assets	25,493	(474,966)
Increase (decrease) in other liabilities	(80,925)	92,643
(Gain) loss on sale of loans	61,578	(196,576)
Proceeds from sale of loans	19,125,222	14,641,341
Loans originated for resale	(19,320,420)	(16,364,172)

Net cash provided (absorbed) by operating activities	692,118	(1,616,867)

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	2,065,000	---
Purchases of investment securities	(1,697,965)	(2,786,585)
Net (increase) decrease in loans	2,947,165	(9,708,446)
Purchases of property and equipment	(8,923)	(48,714)
(Purchase) of FHLB stock	(100,000)	(650,000)
(Increase) decrease in real estate owned	(173,379)	245,485
Net cash provided (absorbed) by investing activities	3,031,898	(12,948,260)

FINANCING ACTIVITIES
Dividends paid	(185,778)	(199,274)
Net increase (decrease) in deposits	1,581,188	(328,412)
Proceeds from advances and other borrowed money	134,209,904	37,000,000
Repayments of advances and other borrowed money	(138,802,036)	(22,000,000)
Repurchase of common stock	(431,080)	(401,615)
Net cash provided (absorbed) by financing activities	(3,627,802)	14,070,699

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,214	(494,428)

CASH AND CASH EQUIVALENTS-beginning of period	5,168,499	7,424,577

CASH AND CASH EQUIVALENTS-end of period	$ 5,264,713	$ 6,930,149

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE 2 - EARNINGS PER SHARE

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

	For the Three Months Ended

	June 30, 2001			June 30, 2000
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$722,432	2,324,311	$0.31	$437,191	2,489,787	$0.18

Effect of Dilutive Securities

Options	---	1,543		---	---

Diluted EPS

Income available to common stockholders	$722,432	2,325,854	$0.31	$437,191	2,489,787	$0.18

NEXT PAGE

NOTE 3 - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2001:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 4,000,000	1.50%	$22,903,000	8.59%	$18,903,000
Core Capital	10,667,000	4.00	22,903,000	8.59	12,236,000
Risk-based Capital	15,659,000	8.00	25,941,000	14.63	10,282,000

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

NOTE 4 - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2001 and 2000 was $2,609,022 and $2,661,233, respectively. Income taxes paid for the three months ended June 30, 2001 and 2000 were $320,000 and $226,380, respectively.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2001 and 2000:

	Three Months Ended June 30
	2001	2000
	(Amounts in thousands)

Net income	$ 722,432	$ 437,191
Other comprehensive income, net of tax Unrealized gains on securities: Unrealized holding gains(losses) arising during the period	35,349	(56,782)

Less: Reclassification adjustment for gains(losses) included in net income	---	---
	$ 757,781	$ 380,409

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets decreased $2.9 million to $267.3 million at June 30, 2001 from $270.2 million at March 31, 2001 due primarily to a decrease in loans receivable of $3.0 million. The Company had one loan of approximately $2.0 million that was repaid during the quarter ended June 30, 2001. Deposits increased $1.6 million to $175.9 million at June 30, 2001, from $174.3 million at March 31, 2001. The increase in deposits was due primarily to increases in transaction and passbook accounts offset by a decrease in time deposit accounts. Stockholders' equity increased $141,000 to $25.9 million at June 30, 2001, from $25.8 million at March 31, 2001, due primarily to earnings for the three month period ended June 30, 2001 and an increase in the net unrealized gain on securities available for sale, which was partially offset by the Company's stock repurchase of $431,000 and a payment of $0.08 per share in cash dividends.

At June 30, 2001, non-performing assets totaled approximately $1.1 million or .40% of assets compared to $1.2 million or .43% of assets at March 31, 2001. Non-performing assets at June 30, 2001 were comprised primarily nonaccrual loans 90 days or more delinquent. At June 30, 2001, our allowance for loan losses to non-performing assets was 139% and to total assets was .56%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

As of June 30, 2001, there were also $4.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $1.5 million, which at the present time is current as to interest and principal payments.

We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at June 30, 2001. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows, and management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 32.0%.

At June 30, 2001, we had commitments to purchase or originate $15.5 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2001, totaled $100.6 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000.

General. Net income for the three months ended June 30, 2001 was $722,000 compared to $437,000 for the three months ended June 30, 2000 an increase of $285,000. Net interest income increased $519,000, while non-interest income increased $61,000 during the three months ended June 30, 2001 compared to the same period in 2000. Income before taxes increased by $374,000 to $1,058,000 for the three months ended June 30, 2001 from $685,000 for the three months ended June 30, 2000.

Interest Income. Total interest income increased by $544,000 to $5.2 million for the three months ended June 30, 2001, from $4.7 million for the three months ended June 30, 2000, due primarily to increases in both the average balance of investment securities and loans for the three months ended June 30, 2001 as compared to the period ended June 30,2000. The average yield earned on interest-earning assets was 8.06% for the three months ended June 30, 2001 compared to 7.96% for the three months ended June 30, 2000.

Interest Expense. Total interest expense increased by $25,000 to $2.8 million for the quarter ended June 30, 2001, from $2.7 million for the quarter ended June 30, 2000. Interest on deposits increased by $344,000 to $2.0 million for the quarter ended June 30, 2001 from $1.7 million for the quarter ended June 30, 2000 due primarily to an increase in average outstanding deposit balances. Interest expense on borrowed money decreased by $318,000 to $723,000 for the quarter ended June 30, 2001, from $1.0 million for the quarter ended June 30, 2000, due primarily to a decrease in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 4.64% during the three months ended June 30, 2001 compared to 4.95% for the three months ended June 30, 2000 due to an decrease in the level of interest rates, primarily on borrowings.

Provision for Loan Losses. The provision for loan losses decreased by $8,000 to $58,000 for the three months ended June 30, 2001, from $66,000 for the three months ended June 30, 2000.

Noninterest Income. Noninterest income increased by $61,000 to $809,000 for the three months ended June 30, 2001, from $748,000 for the three months ended June 30, 2000 due primarily to an increase in fees on the sale of mortgage loans in the secondary market by our mortgage-banking subsidiary, during the June 30, 2001 quarter.

Noninterest Expense. Noninterest expense increased by $214,000 to $2.1 million for the three months ended June 30, 2001 compared to the same period last year. Data processing expense increased by $42,000 to $210,000 during the June 30. 2001 quarter compared to the June 30, 2000 quarter due to purchases of additional equipment and increased processing volumes. Compensation and benefits increased by $123,000 to $1.1 million compared to the same period last year due to annual salary increases and commission increases related to increased secondary market loan originations.

Taxes. Taxes increased by $88,000 to $336,000 for the three months ended June 30, 2001, from $248,000 for the three months ended June 30, 2000 due to increased income before taxes. The effective tax rate decreased from 36.2% for the June 30, 2000 quarter to 31.7% for the June 30, 2001 quarter.

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

NEXT PAGE

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
  the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the success of the Bank in gaining regulatory approval of its products and services, when required;
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

                a.  Exhibits:   None.

                b.  Reports on Form 8-K:   None.

  NEXT PAGE

  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: August 1, 2001	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)