Form 10QSB/A
period 2001-06-30
COMMUNITY FINANCIAL CORP /DE/
filed 2001-08-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

COMMUNITY FINANCIAL CORPORATION

Explanatory Note

       This Form 10-QSB/A is being filed to amend Part II, Item 6(b) of the Form 10-QSB for the quarter ended June 30, 2001 filed on August 1, 2001. The purpose of this amended filing is to reflect a Current Report on Form 8-K filed on June 7, 2001.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
	a.	Exhibits: None.
	b.	Reports on Form 8-K: The Company filed a Current Report on Form 8-K on June 7, 2001 announcing a change in the Company's accountants.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: August 13, 2001	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)