Form 10QSB
period 2001-09-30
COMMUNITY FINANCIAL CORP /DE/
filed 2001-11-08
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

          For the quarterly period ended September 30, 2001

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 5, 2001: 2,278,242.

Transitional Small Business Disclosure Format (Check one):         Yes  [  ]                  No  [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $2,951,789 at September 30, 2001 and $2,697,000 at March 31, 2001)	$ 4,414,415	$ 5,168,499
Securities
Held to maturity	10,112,858	29,905,180
Available for sale	8,389,448	8,421,433
Investment in Federal Home Loan Bank stock, at cost	2,600,000	3,150,000
Loans receivable, net	214,464,391	214,557,798
Real estate owned	819,274	451,310
Property and equipment, net	5,593,238	5,827,020
Accrued interest receivable
Loans	1,318,340	1,421,726
Investments	218,217	239,696
Prepaid expenses and other assets	1,450,119	1,032,871
Total Assets	$249,380,300	$270,175,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$186,672,917	$174,307,472
Advances from Federal Home Loan Bank	32,000,000	63,000,000
Securities sold under agreement to repurchase	1,732,352	4,422,389
Advance payments by borrowers for taxes and insurance	223,360	293,168
Other liabilities	2,596,996	2,347,815
Total Liabilities	223,225,625	244,370,844
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares, 2,285,542 and 2,348,832 shares outstanding at September 30, 2001 and March 31, 2001	22,856	23,488
Additional paid in capital	4,380,199	4,500,450
Retained earnings	19,635,252	19,144,552
Net unrealized gain on securities available for sale	2,116,368	2,136,199
Total Stockholders' Equity	26,154,675	25,804,689
Total Liabilities and Stockholders' Equity	$249,380,300	$270,175,533
See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Six Months Ended September 30
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
INTEREST INCOME Loans	$4,292,468	$4,351,014	$8,781,231	$8,375,892
Investment securities	482,123	520,746	1,042,817	1,243,000
Other	164,468	166,158	318,966	78,795
Total interest income	4,939,059	5,037,918	10,143,014	9,697,687
INTEREST EXPENSE Deposits	1,961,030	1,890,507	4,004,821	3,590,622
Borrowed money	543,049	1,171,465	1,266,528	2,213,374
Total interest expense	2,504,079	3,061,972	5,271,349	5,803,996
NET INTEREST INCOME	2,434,980	1,975,946	4,871,665	3,893,691
PROVISION FOR LOAN LOSSES	116,348	100,511	174,098	166,410
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,318,632	1,875,435	4,697,567	3,727,281
NONINTEREST INCOME Service charges, fees and commissions	819,411	753,506	1,614,450	1,460,004
Gain on sale of securities	---	---	---	---
Miscellaneous	14,739	7,036	28,736	48,697
Total noninterest income	834,150	760,542	1,643,186	1,508,701
NONINTEREST EXPENSE Compensation & benefits	1,188,827	1,123,988	2,334,162	2,146,542
Occupancy	324,254	284,223	634,548	590,439
Data processing	207,921	213,215	418,095	381,051
Federal insurance premium	8,194	8,170	16,190	16,113
Miscellaneous	492,522	403,148	948,215	813,775
Total noninterest expense	2,221,718	2,032,744	4,351,210	3,947,920
INCOME BEFORE TAXES	931,064	603,233	1,989,543	1,288,062
INCOME TAXES	289,025	202,344	625,072	449,982
NET INCOME	$ 642,039	$ 400,889	$ 1,364,471	$ 838,080
BASIC EARNINGS PER SHARE	$ 0.28	$ 0.16	$ 0.59	$ 0.34
DILUTED EARNINGS PER SHARE	$ 0.28	$ 0.16	$ 0.59	$ 0.34
DIVIDENDS PER SHARE	$ 0.08	$ 0.08	$ 0.16	$ 0.16
See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2001	2000
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 1,364,471	$ 838,080
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	174,098	166,410
Depreciation	348,160	374,566
Amortization of premium and accretion of discount on securities, net	(84,287)	(16,392)
Increase (decrease) in net deferred loan fees	(37,191)	1,876
Increase in deferred income taxes	33,245	82,378
(Increase) in other assets	(417,248)	(218,078)
(Decrease) other liabilities	(228,090)	(47,443)
(Gain) on sale of loans	(10,907)	(302,462)
Proceeds from sale of loans	19,227,370	17,166,870
Loans originated for resale	(18,785,505)	(14,508,706)
Net cash provided by operating activities	1,584,116	3,537,099
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	23,490,000	675,000
Purchases of investment securities	(3,365,160)	(4,359,845)
Net (increase) in loans	(238,053)	(19,069,294)
Purchases of property and equipment	(87,775)	(203,323)
Redemption (purchase) of FHLB stock	550,000	(750,000)
Decrease (increase) decrease in real estate owned	(367,964)	777,801
Net cash provided (absorbed) by investing activities	19,981,048	(22,929,661)
FINANCING ACTIVITIES
Dividends paid	(369,568)	(395,208)
Net increase in deposits	12,365,445	9,916,505
Proceeds from advances and other borrowed money	342,306,083	181,000,000
Repayments of advances and other borrowed money	(375,996,120)	(173,000,000)
Repurchase of common stock	(625,088)	(588,276)
Net cash provided (absorbed) by financing activities	(22,319,248)	16,933,021
(DECREASE) IN CASH AND CASH EQUIVALENTS	(754,084)	(2,459,541)
CASH AND CASH EQUIVALENTS-beginning of period	5,168,499	7,424,577
CASH AND CASH EQUIVALENTS-end of period	$ 4,414,415	$ 4,965,036
See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

	For the Three Months Ended

	September 30, 2001			September 30, 2000
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$642,039	2,292,587	$0.28	$400,889	2,455,213	$0.16

Effect of Dilutive Securities

Options	---	5,348		---	---

Diluted EPS

Income available to common stockholders	$642,039	2,297,935	$0.28	$400,889	2,455,213	$0.16

NEXT PAGE

	For the Six Months Ended

	September 30, 2001			September 30, 2000
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$1,364,471	2,308,362	$0.59	$838,080	2,472,406	$0.34

Effect of Dilutive Securities

Options	---	3,381		---	---

Diluted EPS

Income available to common stockholders	$1,364,471	2,311,743	$0.59	$838,080	2,472,406	$0.34

NOTE 3 - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2001:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 3,758,000	1.50%	$23,569,000	9.41%	$19,811,000
Core Capital	10,022,000	4.00	23,569,000	9.41	13,547,000
Risk-based Capital	16,423,000	8.00	26,637,000	12.98	10,214,000

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

NOTE 4 - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended September 30, 2001 and 2000 was $2,677,766 and $3,200,174, respectively. Total interest paid for the six months ended September 30, 2001 and 2000 was $5,286,894 and $5,861,408. Total income taxes paid for the six months ended September 30, 2001 and 2000 were $1,031,192 and $357,418.

NEXT PAGE

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended September 30, 2001 and 2000:

	Three Months Ended September 30
	2001	2000
	(Amounts in thousands)

Net income	$ 642,039	$ 400,889
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	(55,180)	361,068

Less: Reclassification adjustment for (gains) losses included in net income	---	---
	$ 586,859	$ 761,957

	Six Months Ended September 30
	2001	2000
	(Amounts in thousands)

Net income	$1,364,471	$ 838,080
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	(19,831)	304,196

Less: Reclassification adjustment for (gains) losses included in net income	---	---
	$1,344,640	$1,142,276

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets decreased $20.8 million to $249.4 million at September 30, 2001 from $270.2 million at March 31, 2001 due primarily to a decrease in held to maturity securities of $19.8 million, the majority of which were redeemed by the issuer. The proceeds from securities that were called or matured during the period were used primarily to reduce borrowings. Deposits increased $12.4 million to $186.7 million at September 30, 2001, from $174.3 million at March 31, 2001. While the increase in deposits was due to increases in all deposit categories, time deposit accounts represented the largest increase, increasing by $5.1 million for the six months ended September 30, 2001. Stockholders' equity increased $350,000 to $26.2 million at September 30, 2001, from $25.8 million at March 31, 2001, due primarily to earnings for the six month period ended September 30, 2001 which was partially offset by a decrease in the net unrealized gain on securities available for sale, the Company's stock repurchase of $625,000 and two payments of $0.08 per share in cash dividends.

At September 30, 2001, non-performing assets totaled approximately $1.3 million or .54% of assets compared to $1.2 million or .43% of assets at March 31, 2001. Non-performing assets at September 30, 2001 were comprised primarily of nonaccrual loans 90 days or more delinquent. At September 30, 2001, our allowance for loan losses to non-performing assets was 118% and to total assets was .64%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

As of September 30, 2001, there were also $4.9 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern was six loans to one borrower in the amount of $1.5 million, which were repaid subsequent to September 30, 2001.

We maintain an allowance for loan losses to provide for estimated potential losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at September 30, 2001. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows, and management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 24.7%.

At September 30, 2001, we had commitments to purchase or originate $11.3 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totaled $80.4 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000.

General. Net income for the three months ended September 30, 2001 was $642,000 compared to $401,000 for the three months ended September 30, 2000 an increase of $241,000. Net interest income increased $459,000, while non-interest income increased $74,000 during the three months ended September 30, 2001 compared to the same period in 2000. Income before taxes increased by $328,000 to $931,000 for the three months ended September 30, 2001 from $603,000 for the three months ended September 30, 2000.

Interest Income. Total interest income decreased by $99,000 to $4.9 million for the three months ended September 30, 2001, from $5.0 million for the three months ended September 30, 2000, due primarily to decreases on the yield for both investment securities and loans for the three months ended September 30, 2001 as compared to the period ended September 30,2000. The decline in yield was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 7.68% for the three months ended September 30, 2001 compared to 8.04% for the three months ended September 30, 2000.

Interest Expense. Total interest expense increased by $558,000 to $2.5 million for the quarter ended September 30, 2001, from $3.1 million for the quarter ended September 30, 2000. Interest on deposits increased by $71,000 to $2.0 million for the quarter ended September 30, 2001 from $1.9 million for the quarter ended September 30, 2000 due primarily to an increase in average outstanding deposit balances. Interest expense on borrowed money decreased by $628,000 to $543,000 for the quarter ended September 30, 2001, from $1.2 million for the quarter ended September 30, 2000, due to decreases both in the rate paid and the average outstanding balances on borrowings. The average rate paid on interest-bearing liabilities was 4.17% during the three months ended September 30, 2001 compared to 5.25% for the three months ended September 30, 2000 due to a decrease in the level of market interest rates generally.

Provision for Loan Losses. The provision for loan losses increased by $16,000 to $116,000 for the three months ended September 30, 2001, from $100,000 for the three months ended September 30, 2000.

Noninterest Income. Noninterest income increased by $74,000 to $834,000 for the three months ended September 30, 2001, from $760,000 for the three months ended September 30, 2000 due primarily to an increase in fees on the sale of mortgage loans in the secondary market by our mortgage-banking subsidiary, during the September 30, 2001 quarter.

Noninterest Expense. Noninterest expense increased by $189,000 to $2.2 million for the three months ended September 30, 2001 compared to the same period last year. Miscellaneous expense increased by $90,000 to $493,000 during the September 30, 2001 quarter compared to the September 30, 2000 quarter. Compensation and benefits increased by $65,000 to $1.2 million compared to the same period last year due primarily to the addition of twelve full-time employees and annual salary increases.

Taxes. Taxes increased by $87,000 to $289,000 for the three months ended September 30, 2001, from $202,000 for the three months ended September 30, 2000 due to increased income before taxes. The effective tax rate decreased from 33.5% for the September 30, 2000 quarter to 31.0% for the September 30, 2001 quarter.

NEXT PAGE

Six Months Ended September 30, 2001 and 2000.

General. Net income for the six months ended September 30, 2001 increased to $1,364,000 compared to $838,000 for the six months ended September 30, 2000 due primarily to an increase net interest income. Income before income taxes increased to $2.0 million for the six months ended September 30, 2001 from $1.3 million for the same period in the prior year.

Interest Income. Total interest income increased to $10.1 million for the six months ended September 30, 2001, from $9.7 million for the six months ended September 30, 2000, due primarily to an increase in the average balance of loans and investment securities outstanding during the period. The yield on loans and securities decreased from 8.06% to 7.90% for the same periods.

Interest Expense. Total interest expense decreased to $5.3 million for the six months ended September 30, 2001, from $5.8 million for the six months ended September 30, 2000. Interest on deposits increased to $4.0 million for the six months ended September 30, 2001, from $3.6 million for the same period last year due to an increase in the average outstanding deposit balances. The rate paid on deposits decreased from 4.50% for the six months ended September 30, 2000 to 4.48% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $1.3 million for the six months ended September 30, 2001 from $2.2 million for the six months ended September 30, 2000, due primarily to a decrease in the rate paid. The average rate paid on borrowings decreased from 6.7% for the six months ended September 30, 2000 to 4.16% for the six month period ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses increased to $174,000 for the six months ended September 30, 2001, from $166,000 for the same period last year.

Noninterest Income. Noninterest income increased to $1.6 million for the six months ended September 30, 2001, from $1.5 million for the six months ended September 30, 2000, due primarily to an increase in fees on the sale of mortgage loans by our mortgage-banking subsidiary.

Noninterest Expenses. Noninterest expenses increased $403,000 for the six months ended September 30, 2001, compared to the same period last year. Compensation and benefits increased by $188,000 to 2.3 million compared to the same period last year due primarily to the addition of twelve full-time employees and annual salary increases. Miscellaneous expenses increased by $134,000 to $948,000 for the six month period ended September 30, 2001 compared to the same period last year. The increase in miscellaneous expenses was due an increase in professional expenses and expenses related to foreclosed property.

Taxes. Taxes increased to $625,000 for the six months ended September 30, 2001, from $450,000 for the six months ended September 30, 2000. The effective tax rate decreased from 34.9% for the September 30, 2000 period to 31.4% for the same period ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001 the Financial Accounting Standards Board issued two statements- Statement No.141, Business Combinations, and Statement No.142, "Goodwill and Other Intangible Assets", which will potentially impact the accounting for goodwill and other intangible assets. Statement No.141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement No.142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

NEXT PAGE

Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

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
  our success at managing the risks involved in the foregoing; and
  the economic impact of the terrorist attacks, and the response of the United States to those attacks.

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

                Not Applicable.

  Item 5.  Other Information

                Not Applicable.

  Item 6.  Exhibits and Reports on Form 8-K

                a.  Exhibits:   None.

                b.  Reports on Form 8-K:

  The Company filed a current report on Form 8-K/A on July 5, 2001, relating to the change in the Company's accountants.

  NEXT PAGE

  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: November 8, 2001	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)