Form 10QSB/A
period 2001-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2002-01-18
CIK 850606

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

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

EXPLANATORY NOTE

       This Form 10-QSB/A is being filed to amend Part II, Item 4 of the Form 10-QSB for the quarter ended September 30, 2001 filed on November 8, 2001. The purpose of this amended filing is to reflect a matter submitted to a vote of stockholders at the annual meeting of stockholders on July 25, 2001.

NEXT PAGE

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company held an annual meeting of stockholders on July 25, 2001.

b.	The following directors were elected at the meeting:
	Jane C. Hickok Dale C. Smith
	The following directors' terms of office continued after the meeting:
	Charles F. Andersen, MD Charles W. Fairchilds James R. Cooke, Jr., D.D.S. P. Douglas Richard Morgan N. Trimyer, Jr.

c.	The following matter was voted on at the meeting: the election of two directors.

	The vote on the election was as follows:
		For	Withheld

	Jane C. Hickok	2,073,428	5,385
	Dale C. Smith	2,073,828	4,985

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: January __, 2002	By: /s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)