Form 10QSB
period 2001-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2002-02-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

          For the quarterly period ended December 31, 2001

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 8, 2002: 2,253,147.

Transitional Small Business Disclosure Format (Check one):         Yes  [  ]                  No  [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,334,731 at December 31, 2001 and $2,697,000 at March 31, 2001)	$ 2,141,010	$ 5,168,499
Securities
Held to maturity	14,769,823	29,905,180
Available for sale	8,373,128	8,421,433
Investment in Federal Home Loan Bank stock, at cost	2,600,000	3,150,000
Loans receivable, net	219,951,501	214,557,798
Real estate owned	985,143	451,310
Property and equipment, net	5,501,547	5,827,020
Accrued interest receivable
Loans	1,151,307	1,421,726
Investments	234,364	239,696
Prepaid expenses and other assets	1,541,826	1,032,871
Total Assets	$257,249,649	$270,175,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$189,272,367	$174,307,472
Advances from Federal Home Loan Bank	37,700,000	63,000,000
Securities sold under agreement to repurchase	589,601	4,422,389
Advance payments by borrowers for taxes and insurance	171,474	293,168
Other liabilities	3,173,337	2,347,815
Total Liabilities	230,906,779	244,370,844
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding
Common stock, $.01 par value, authorized 10,000,000 shares, 2,258,142 and 2,348,832 shares outstanding at December 31, 2001 and March 31, 2001	22,581	23,488
Additional paid in capital	4,328,139	4,500,450
Retained earnings	19,870,387	19,144,552
Accumulated other comprehensive income	2,121,763	2,136,199
Total Stockholders' Equity	26,342,870	25,804,689
Total Liabilities and Stockholders' Equity	$257,249,649	$270,175,533
See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31		Nine Months Ended December 31
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
INTEREST INCOME Loans	$4,093,083	$4,468,569	$12,874,314	$12,844,461
Investment securities	187,622	638,770	1,230,439	1,881,770
Other	166,838	42,761	485,804	121,556
Total interest income	4,447,543	5,150,100	14,590,557	14,847,787
INTEREST EXPENSE Deposits	1,815,056	2,029,387	5,819,878	5,620,009
Borrowed money	176,113	1,086,765	1,442,640	3,300,139
Total interest expense	1,991,169	3,116,152	7,262,518	8,920,148
NET INTEREST INCOME	2,456,374	2,033,948	7,328,039	5,927,639
PROVISION FOR LOAN LOSSES	75,234	40,815	249,332	207,225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,381,140	1,993,133	7,078,707	5,720,414
NONINTEREST INCOME Service charges, fees and commissions	837,569	681,588	2,452,018	2,141,592
Miscellaneous	23,128	23,941	51,864	72,638
Total noninterest income	860,697	705,529	2,503,882	2,214,230
NONINTEREST EXPENSE Compensation & benefits	1,247,466	1,060,684	3,581,628	3,207,226
Occupancy	345,234	318,133	975,884	908,572
Data processing	202,128	205,826	624,121	586,877
Federal insurance premium	8,067	7,986	24,257	24,099
Miscellaneous	419,985	594,025	1,368,200	1,407,800
Total noninterest expense	2,222,880	2,186,654	6,574,090	6,134,574
INCOME BEFORE TAXES	1,018,957	512,008	3,008,499	1,800,070
INCOME TAXES	340,114	180,619	965,186	630,601
NET INCOME	$ 678,843	$ 331,389	$ 2,043,313	$ 1,169,469
BASIC EARNINGS PER SHARE	$ 0.30	$ 0.14	$ 0.89	$ 0.48
DILUTED EARNINGS PER SHARE	$ 0.30	$ 0.14	$ 0.89	$ 0.48
DIVIDENDS PER SHARE	$ 0.08	$ 0.08	$ 0.24	$ 0.24

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2001	2000
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 2,043,313	$ 1,169,469
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	249,332	207,225
Depreciation	502,456	556,129
Amortization of premium and accretion of discount on securities, net	(110,902)	(29,768)
(Decrease) in net deferred loan fees	(66,559)	(1,453)
Increase in deferred income taxes	53,924	125,922
(Increase) in other assets	(508,955)	(412,499)
Increase (decrease) other liabilities	834,394	(92,338)
(Gain) on sale of loans	(192,428)	(371,280)
Proceeds from sale of loans	57,178,315	31,308,073
Loans originated for resale	(56,399,340)	(28,311,502)
Net cash provided by operating activities	3,583,550	4,147,978
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	24,240,000	985,000
Purchases of investment securities	(8,993,741)	(4,649,827)
Net (increase) in loans	(6,061,325)	(18,261,864)
Purchases of property and equipment	(176,893)	(203,323)
Redemption (purchase) of FHLB stock	550,000	(750,000)
Decrease (increase) decrease in real estate owned	(533,833)	474,953
Net cash provided (absorbed) by investing activities	9,024,208	(22,405,061)
FINANCING ACTIVITIES
Dividends paid	(551,827)	(590,715)
Net increase in deposits	14,964,895	11,672,773
Proceeds from advances and other borrowed money	464,519,699	329,000,000
Repayments of advances and other borrowed money	(493,652,486)	(322,000,000)
Proceeds from issuance of common stock	-	39,000
Repurchase of common stock	(925,528)	(1,202,331)
Net cash provided (absorbed) by financing activities	(15,635,247)	16,918,727
(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,027,489)	(1,338,356)
CASH AND CASH EQUIVALENTS-beginning of period	5,168,499	7,424,577
CASH AND CASH EQUIVALENTS-end of period	$ 2,141,010	$ 6,086,221
See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

	For the Three Months Ended

	December 31, 2001			December 31, 2000
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$678,843	2,272,370	$0.30	$331,389	2,428,063	$0.14

Effect of Dilutive Securities

Options	---	7,118		---	---

Diluted EPS

Income available to common stockholders	$678,843	2,279,488	$0.30	$331,389	2,428,063	$0.14

NEXT PAGE

	For the Nine Months Ended

	December 31, 2001			December 31, 2000
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$2,043,313	2,296,321	$0.89	$1,169,469	2,457,571	$0.48

Effect of Dilutive Securities

Options	---	4,397		---	---

Diluted EPS

Income available to common stockholders	$2,043,313	2,300,718	$0.89	$1,169,469	2,457,571	$0.48

NOTE 3 - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2001:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 3,854,000	1.50%	$23,267,000	9.05%	$19,413,000
Core Capital	10,279,000	4.00	23,267,000	9.05	12,988,000
Risk-based Capital	16,070,000	8.00	26,400,000	13.13	10,330,000

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

NOTE 4 - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended December 31, 2001 and 2000 was $2,132,008 and $3,091,337, respectively. Total interest paid for the nine months ended December 31, 2001 and 2000 was $7,219,914 and $8,895,333. Total income taxes paid for the three months ended December 31, 2001 and 2000 was $320,259 and $17,148. Total income taxes paid for the nine months ended December 31, 2001 and 2000 was $1,351,451 and $374,566.

NEXT PAGE

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended December 31, 2001 and 2000:

	Three Months Ended December 31
	2001	2000
	(Amounts in thousands)

Net income	$ 678,843	$ 331,389
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	5,395	678,256

	$ 684,238	$1,009,645

	Nine Months Ended December 31
	2001	2000
	(Amounts in thousands)

Net income	$2,043,313	$1,169,469
Other comprehensive income, net of tax Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	(14,436)	982,452

	$2,028,877	$2,151,921

NEXT PAGE

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets decreased $12.9 million to $257.2 million at December 31, 2001 from $270.2 million at March 31, 2001 due primarily to a decrease in held to maturity securities of $15.1 million, the majority of which were redeemed by the issuer. The proceeds from securities that were called or matured during the period were used primarily to reduce borrowings. Deposits increased $15.0 million to $189.3 million at December 31, 2001, from $174.3 million at March 31, 2001. While the increase in deposits was due to increases in all deposit categories, savings and transaction accounts represented the largest increase. Savings accounts increased by $5.7 million and demand accounts increased $7.4 million for the nine months ended December 31, 2001. Stockholders' equity increased $538,000 to $26.3 million at December 31, 2001, from $25.8 million at March 31, 2001, due primarily to earnings for the nine month period ended December 31, 2001 which was partially offset by a decrease in the net unrealized gain on securities available for sale, the Company's stock repurchase of $916,000 and three payments of $0.08 per share in cash dividends.

At December 31, 2001, non-performing assets totaled approximately $1.5 million or .60% of assets compared to $1.2 million or .43% of assets at March 31, 2001. Non-performing assets at December 31, 2001 were comprised primarily of real estate acquired by foreclosure. At December 31, 2001, our allowance for loan losses to non-performing assets was 109% and to total assets was .66%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

As of December 31, 2001, there were also $2.4 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of residential real estate loans. Included in the residential real estate loans of concern was a loan to one borrower in the amount of $575,000, which was removed from loans of concern due to the receipt of current financial information subsequent to December 31, 2001.

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at December 31, 2001. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.9%.

At December 31, 2001, we had commitments to purchase or originate $15.9 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2001, totaled $57.8 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and 2000.

General. Net income for the three months ended December 31, 2001 was $679,000 compared to $331,000 for the three months ended December 31, 2000 an increase of $348,000. Net interest income increased $422,000, while non-interest income increased $155,000 during the three months ended December 31, 2001 compared to the same period in 2000. Income before taxes increased by $507,000 to $1,019,000 for the three months ended December 31, 2001 from $512,000 for the three months ended December 31, 2000. Return on equity for the three months ended December 31, 2001 was 10.34% compared to 5.17% for the three month period ended December 31, 2000. Return on assets increased to 1.07% for quarter ended December 31, 2001 from .51% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $703,000 to $4.4 million for the three months ended December 31, 2001, from $5.2 million for the three months ended December 31, 2000, due to decreases in investment securities as described above and decreases on the yield for both investment securities and loans for the three months ended December 31, 2001 as compared to the period ended December 31, 2000. The decline in yield was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 7.44% for the three months ended December 31, 2001 compared to 8.10% for the three months ended December 31, 2000.

Interest Expense. Total interest expense decreased by $1.1 million to $2.0 million for the quarter ended December 31, 2001, from $3.1 million for the quarter ended December 31, 2000. Interest on deposits decreased by $214,000 to $1.8 million for the quarter ended December 31, 2001 from $2.0 million for the quarter ended December 31, 2000 due primarily to a 94 basis point decline in the average rate paid on deposits to 3.65%. Interest expense on borrowed money decreased by $911,000 to $176,000 for the quarter ended December 31, 2001, from $1.1 million for the quarter ended December 31, 2000, due to decreases both in the rate paid and the average outstanding balances on borrowings. The average rate paid on interest-bearing liabilities was 3.63% during the three months ended December 31, 2001 compared to 5.30% for the three months ended December 31, 2000 due to a decrease in the level of market interest rates generally.

Provision for Loan Losses. The provision for loan losses increased by $34,000 to $75,000 for the three months ended December 31, 2001, from $41,000 for the three months ended December 31, 2000.

Noninterest Income. Noninterest income increased by $155,000 to $861,000 for the three months ended December 31, 2001, from $706,000 for the three months ended December 31, 2000 due primarily to an increase in service charges, fees, commissions and gain on the sale of mortgage loans in the secondary market by our mortgage-banking subsidiary, during the December 31, 2001 quarter. The increase is related to increased loan volume and related decreased interest rates. Changes in gain on the sale of mortgage loans and fees are related to the changes in interest rates and associated loan volume.

Noninterest Expense. Noninterest expense increased by $36,000 to $2.2 million for the three months ended December 31, 2001 compared to the same period last year. Miscellaneous expense decreased by $174,000 to $420,000 during the December 31, 2001 quarter compared to the December 31, 2000 quarter. Compensation and benefits increased by $187,000 to $1.2 million compared to the same period last year due primarily to the addition of employees and annual salary increases.

Taxes. Taxes increased by $159,000 to $340,000 for the three months ended December 31, 2001, from $181,000 for the three months ended December 31, 2000 due to increased income before taxes. The effective tax rate decreased from 35.3% for the December 31, 2000 quarter to 33.4% for the December 31, 2001 quarter.

NEXT PAGE

Nine Months Ended December 31, 2001 and 2000.

General. Net income for the nine months ended December 31, 2001 increased to $2,043,000 compared to $1,169,000 for the nine months ended December 31, 2000 due primarily to an increase net interest income. Income before income taxes increased to $3.0 million for the nine months ended December 31, 2001 from $1.8 million for the same period in the prior year. Return on equity for the nine months ended December 31, 2001 was 10.53% compared to 6.09% for the nine month period ended December 31, 2000. Return on assets increased to 1.09% for nine months ended December 31, 2001 from .62% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased to $14.6 million for the nine months ended December 31, 2001, from $14.8 million for the nine months ended December 31, 2000, due primarily to an decrease in the average balance of investment securities outstanding and a decrease in the yield on loans and investment securities during the period. The yield on loans and securities decreased from 8.20% to 7.77% for the same periods.

Interest Expense. Total interest expense decreased to $7.3 million for the nine months ended December 31, 2001, from $8.9 million for the nine months ended December 31, 2000. Interest on deposits increased to $5.8 million for the nine months ended December 31, 2001, from $5.6 million for the same period last year due to an increase in the average outstanding deposit balances. The rate paid on deposits decreased from 4.83% for the nine months ended December 31, 2000 to 4.27% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $1.4 million for the nine months ended December 31, 2001 from $3.3 million for the nine months ended December 31, 2000, due to decreases in both the rate paid and average borrowings. The average rate paid on interest-bearing liabilities was 4.18% during the three months ended December 31, 2001 compared to 5.22% for the three months ended December 31, 2000 due to a decrease in the level of market interest rates generally.

Provision for Loan Losses. The provision for loan losses increased to $249,000 for the nine months ended December 31, 2001, from $207,000 for the same period last year.

Noninterest Income. Noninterest income increased to $2.5 million for the nine months ended December 31, 2001, from $2.2 million for the nine months ended December 31, 2000, due primarily to an increase in fees on the sale of mortgage loans by our mortgage-banking subsidiary.

Noninterest Expenses. Noninterest expenses increased $440,000 for the nine months ended December 31, 2001, compared to the same period last year. Compensation and benefits increased by $374,000 to $3.6 million compared to the same period last year due primarily to the addition of employees and annual salary increases.

Taxes. Taxes increased to $965,000 for the nine months ended December 31, 2001, from $631,000 for the nine months ended December 31, 2000. The effective tax rate decreased from 35.0% for the December 31, 2000 period to 32.1% for the same period ended December 31, 2001.

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

The standards generally are required to be implemented by the Company for the fiscal year ending March 31, 2002. The adoption of these standards will not have a material impact on the company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Company's financial statements.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains and future filings by the Company on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

COMMUNITY FINANCIAL CORPORATION

Date: February 13, 2002	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)