Form 10KSB
period 2002-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2002-07-01
CIK 850606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number 0-18265.

COMMUNITY FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in our Charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1532044 (I.R.S. Employer Identification No.)/TD>

38 North Central Avenue, Staunton, Virginia (Address of principal executive offices)	24401 (Zip Code)

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
YES   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer had $22,323,275 in gross income for the fiscal year ended March 31, 2002

As of May 31, 2002, there were issued and outstanding 2,253,147 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 2002, was approximately $22,900,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

NEXT PAGE

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2002.

Part III of Form 10-KSB--Proxy Statement for the 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:
Yes      No

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

       At March 31, 2002, Community had $263.4 million in assets, deposits of $204.5 million and stockholders' equity of $26.7 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine and Virginia Beach, Virginia.

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

       Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

NEXT PAGE

Forward-Looking Statements

       This document, including information incorporated by reference, contains, and future filings by the Company on Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Operations" in our Annual Report to Stockholders and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

NEXT PAGE

Lending Activities

       General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial and multi-family real estate with an emphasis on multi-family housing. We make construction loans secured by commercial and multi-family real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio and to increase interest income. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, the city of Richmond and the Hampton Roads area in Virginia.

       Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial and multi-family real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial or multi-family real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on our experience and on guidelines with respect to credit underwriting as well as the guidelines issued by Freddie Mac and Fannie Mae and other purchasers of loans, depending on the type of loans involved. The one-to four-family, adjustable-rate mortgage loans originated by us, however, are not readily saleable in the secondary market due to the fact that we do not typically require surveys, title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by the Board of Directors.

       Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family and commercial and multi-family real estate loans in the amount of $225,000 or less may be approved by the President of the Bank. Loans in excess of $225,000 but less than $750,000 must be approved by a majority of our Loan Committee. All mortgage loans in excess of $750,000 must be approved by the Board of Directors. Consumer loans in excess of $250,000 on a secured basis and $150,000 on an unsecured basis require the approval of three members of senior management. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

       The aggregate amount of loans that we are permitted to make to any one borrower, including related entities, and the aggregate amount that we may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of the Bank's unimpaired capital and surplus or $500,000. At March 31, 2002, the maximum amount which we could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $3.8 million. At March 31, 2002, we had no borrower, or groups of borrowers, with loans outstanding in excess of $3.3 million. We had three loans to one borrower, or a group of related borrowers, with an outstanding balance at March 31, 2002, in excess of $2.0, each of which is performing in accordance to its payment terms.

NEXT PAGE

       Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.
	March 31,
	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$107,425	45.96%	$105,794	47.43%	$ 97,409	48.57%	$ 91,396	51.56%	$ 94,962	56.92%
Commercial and multi-family	45,154	19.31	46,514	20.86	42,318	21.10	38,545	21.75	40,115	24.04
Construction	26,878	11.50	23,507	10.54	20,687	10.31	13,712	7.74	10,071	6.04
Total real estate	179,457	76.77	175,815	78.83	160,414	79.98	143,653	81.05	145,148	87.00
Consumer loans:
Home equity	19,475	8.33	18,096	8.11	10,590	5.28	12,234	6.90	7,086	4.25
Automobile	12,701	5.43	9,714	4.36	8,945	4.46	6,430	3.63	3,970	2.38
Secured personal	4,331	1.85	3,302	1.48	7,794	3.89	4,200	2.37	3,066	1.84
Unsecured personal	2,149.92		1,433.64		2,800	1.40	2,710	1.53	1,935	1.16
Deposit account	942.40		363.16		576.29		260.15		277.16
Other	--	--	153.07		48.02		47.02		35.02
Total consumer	39,598	16.93	33,061	14.82	30,753	15.34	25,881	14.60	16,369	9.81
Commercial business	14,737	6.30	14,167	6.35	9,392	4.68	7,713	4.35	5,321	3.19
Total loans receivable	233,792	100.00%	223,043	100.00%	200,559	100.00%	177,247	100.00%	166,838	100.00%
Less:
Undisbursed loans in process	8,142		6,819		9,452		4,249		3,003
Deferred fees and unearned discounts	131		188		188		268		247
Allowance for losses	1,676		1,478		1,218		1,316		1,117
Total net items	9,949		8,485		10,858		5,833		4,367
Total loans receivable, net	$223,843		$214,558		$189,701		$171,414		$162,471

NEXT PAGE

       The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.

	March 31,
	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$21,931	9.38%	$20,252	9.08%	$18,343	9.15%	$ 16,587	9.36%	$ 13,539	8.12%
Commercial and multi-family	14,446	6.18	14,143	6.34	13,019	6.49	11,294	6.37	6,442	3.86
Total real estate loans (1)	36,377	15.56	34,395	15.42	31,362	15.64	27,881	15.73	19,981	11.98
Consumer	30,506	13.05	27,092	12.14	27,911	13.91	22,353	12.61	14,716	8.82
Commercial business	7,653	3.27	7,026	3.15	4,327	2.16	5,656	3.19	4,767	2.86
Total fixed-rate loans	74,536	31.88	68,513	30.71	63,600	31.71	55,890	31.53	39	23.66
Adjustable-Rate loans:
Real Estate:
Residential	111,190	47.56	106,204	47.62	78,908	39.34	84,877	47.89	86,074	51.59
Commercial and multi-family	31,890	13.64	35,216	15.79	50,144	25.00	30,895	17.43	39,093	23.43
Total real estate loans (2)	143,080	61.20	141,420	63.41	129,052	64.34	115,772	65.32	125,167	75.02
Consumer	9,092	3.89	5,969	2.68	2,842	1.42	3,528	1.99	1,653.99
Commercial Business	7,084	3.03	7,141	3.20	5,065	2.53	2,057	1.16	554.33
Total adjustable-rate loans	159,256	68.12	154,530	69.29	136,959	68.29	121,357	68.47	127,374	76.34
Total loans receivable	233,792	100.00%	223,043	100.00%	200,559	100.00%	177,247	100.00%	166,838	100.00%
Less:
Undisbursed loans in process	8,142		6,819		9,452		4,249		3,003
Deferred fees and unearned	131		188		188		268		247
Allowance for losses	1,676		1,478		1,218		1,316		1,117
Total net items	9,949		8,485		10,858		5,833		4,327
Total loans receivable, net	$223,843		$214,558		$189,701		$171,414		$162,471

       (1) Includes residential real estate construction loans of $295,000, $297,000, $1.0 million, $2.7 million, and $818,000, and commercial and multi-family real estate construction loans of $0, $680,000, $1.1 million, $2.6 million, and $4.3 million, at March 31, 2002, 2001, 2000, 1999 and 1998, respectively.

       (2) Includes residential real estate construction loans of $25.1 million, $20.4 million, $12.2 million, $7.4 million, and $3.8 million and commercial and multi-family real estate construction loans of $1.2 million, $2.2 million, $4.6 million, $1.0 million, and $1.1 million at March 31, 2002, 2001, 2000, 1999 and 1998 respectively.

Loan Maturity and Repricing

       We originate fixed and adjustable rate construction loans both of which generally mature in one year or less. At March 31, 2002, we had total construction loans of $26.9 million, all of which mature in the fiscal year ending March 31, 2003.

NEXT PAGE

One- to Four-Family Residential Real Estate Lending

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

       In order to reduce our exposure to changes in interest rates, we originate and sell most of our 30-year fixed-rate, one-to four-family residential mortgage loans. For the year ended March 31, 2002, 26.5% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 2002, $21.6 million (excluding $295,000 of residential construction loans) or 9.3%, of our one-to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

       Our current one-to four-family residential adjustable-rate mortgage ("ARM") loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our primary one-to four-family residential loan is the one year adjustable, we offer a residential loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in our market area, we make one, three and five-year ARMs at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 2002, residential ARM loans totaled $111.2 million, or 47.6%, of our total loans receivable before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial and Multi-Family Real Estate, and Construction Lending

       We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial real estate construction loans. Our commercial real estate and construction loans are

NEXT PAGE

secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2002, commercial real estate, land and construction loans aggregated $72.0 million or 30.8% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

       Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge origination fees ranging from 1% to 2% on these loans. At March 31, 2002, we had $14.4 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

       At March 31, 2002, we had $1.2 million or 0.51% of our total loans receivable before net items invested in commercial construction loans compared to $2.9 million or 1.3% at March 31, 2001. At March 31, 2002, we had two commercial construction loans, the largest one having an outstanding balance of $650,000. These two loans are presently performing in accordance with their payment terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are secured by the personal guarantees of the borrowers and by first mortgages on the projects.

       In our underwriting of commercial real estate and construction loans, we may lend, under federal regulations, up to 100% of the security property's appraised value, although the loan to original appraised value ratio on such properties is generally 80% or less. Our commercial real estate and construction loan underwriting require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property.

       At March 31, 2002, we had 22 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $32.6 million. The largest relationship was to a single borrower for $2.2 million secured by a combination of multi-family and single family rental property, personal residence, improved land and residential construction.

       The following table presents information as to the Company's commercial real estate and construction lending portfolio as of March 31, 2002 by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	43	$17,728
Hotel and motel	9	6,268
Commercial and industrial buildings	77	14,577
Raw land	58	5,733
Church	4	848
	191	45,154
Acquisition and construction financing:
Commercial and industrial buildings	2	1,182

Total	193	$46,336

NEXT PAGE

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

Consumer Lending

       We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity. At March 31, 2002, we had $39.6 million or 16.9% of our total loans receivable before net items invested in consumer loans. With the exception of $9.1 million of home equity loans at March 31, 2002, our consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are home equity loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

       We offer VISA credit card accounts. At March 31, 2002, 1,226 credit card accounts had been issued, with an aggregate outstanding balance of $472,000 and unused credit available of $2.8 million. We presently charge no annual membership fee and an annual rate of interest of 15.98%.

       Consumer loans do not include unused lines of credit on credit card accounts opened by us and lines of credit on home equity loans. The total unused credit available under our home equity and credit card programs was $6.5 million at March 31, 2002.

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

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against

NEXT PAGE

the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($42,000 at March 31, 2002), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

       We also originate commercial business loans. At March 31, 2002 we had $14.7 million in commercial business loans outstanding, representing 6.3% of our gross loan portfolio. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

       Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At March 31, 2002, we had $12.2 million of secured commercial business loans and $2.5 million of unsecured commercial business loans.

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

Loan Originations, Purchases and Sales

       Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2002, substantially all of our real estate loans were secured by real estate located in our market area.

       Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination. We did not purchase any loans in fiscal 2002.

NEXT PAGE

       Generally, we originate fixed-rate residential mortgage loans for sale in the secondary market and retain adjustable-rate mortgage loans for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

       During fiscal 2002, many commercial and multi-family loans were refinanced as a result of favorable market interest rates, resulting in a high volume of commercial and multi-family loan originations as reflected in the table below.

       The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.
	Year Ended March 31,
	2002	2001	2000
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate:
one- to four-family - residential	$27,407	$24,989	$35,426
- commercial	27,419	--	2,912
Non-real estate - consumer and commercial business	104	1,407	1,420
Total adjustable rate	54,930	26,396	39,758
Fixed Rate:
Real estate:
one- to four-family - residential	76,111	59,763	64,560
- commercial	3,904	3,694	9,533
Non-real estate consumer and commercial business (1)	23,021	21,294	19,391
Total fixed rate	103,036	84,751	93,484
Sales and Repayments:
Real estate loans	74,938	58,675	77,850
Principal repayments	64,951	15,035	24,278
Total reductions	139,889	73,710	102,128
Decrease in other items, net	(8,792)	(12,580)	(12,827)
Net increase	$9,285	$24,857	$18,287

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

NEXT PAGE

a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us. Historically, deficiencies have been cured promptly.

       The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2002. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial and Multi-Family Real Estate		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans Delinquent for:
30-59 days	5	$186	5	$432	40	$369	1	$67
60-89 days	3	264	1	11	8	64	1	27
90 days and over	2	76	--	--	7	61	--	--
Total delinquent loans	10	$526	6	$443	55	$494	2	$94

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

       On the basis of management's review of our assets, at March 31, 2002, we had classified $941,000 of our assets as substandard, none as doubtful and none as loss. Loans classified as special mention by management at March 31, 2002, totaled approximately $2.7 million. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern."

Non-Performing Assets

       The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120

NEXT PAGE

days delinquent are charged against the consumer loan allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have no accruing loans 90 days or more delinquent and no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).
	March 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
Commercial and Consumer	$ 66	$531	$281	$ 92	$ 590
Real Estate	76	437	159	1,074	45
Accruing loans delinquent more than 90 Days:
Residential	---	---	---	---	---
Commercial	---	---	---	---	---
Consumer	---	---	---	---	---
Real estate acquired through foreclosure	794	188	831	352	303
Total	$ 936	$1,156	$1,271	$1,518	$ 938
Total as a percentage of total assets	.36%	.43%	.52%	.76%	.51%
Unallocated allowance for loan losses	$1,634	$1,460	$1,200	$1,195	$1,080

Non-performing assets at March 31, 2002 were comprised primarily property acquired through foreclosure. At March 31, 2002 the largest property in non-performing assets was a single-family residential property with an approximate value of $81,000. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Other Loan Of Concern

       As of March 31, 2002, there were $2.7 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

       The $2.7 million in other loans of concern is comprised primarily of commercial and residential real estate loans. Included in the commercial real estate loans of concern is one loan in the amount of $1.2 million which is current as to interest and principal payments. We are closely monitoring the status of this loan due to prior slow payment history and a prior bankrupcty.

NEXT PAGE

       Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

       We provide valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide reserves based on the dollar amount and type of collateral securing our loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 2002, our net increase in allowance for losses on loans was $198,000 due primarily to an increase in loans. At March 31, 2002, we had an allowance for loan losses of $1,676,000 which is predominantly a general allowance of $1,634,000.

       The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2002	2000	1999	1998	1998
	(Dollars in Thousands)
Balance at beginning of period	$1,477	$1,218	$1,316	$1,1117	$1,039
Provision charged to operations	373	320	283	360	499
Charge-offs:
Residential real estate	147	112	288	100	116
Consumer	155	6	159	74	378
Recoveries:
Real Estate	69	25	59	6	---
Consumer	59	32	7	7	73
Net charge-offs	174	61	381	161	421
Balance at end of period	$1,676	$1,477	$1,218	$1,316	$1,117
Ratio of net charge-offs during the period to average loans outstanding during the period	.08%	.03%	.20%	.10%	.27%

NEXT PAGE

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial and Multi- Family Real Estate	Construction	Consumer and Commercial Business	Total
	(Dollars in Thousands)
March 31,2002
Amount of loan loss allowance	$377	$465	$267	$567	$1,676
Loan amounts by category	107,425	45,154	26,878	54,335	233,792
Percent of loans in each category to total loans	45.95%	19.31%	11.50%	23.24%	100.00%
March 31,2001
Amount of loan loss allowance	$350	$409	$230	$488	$1,477
Loan amounts by category	105,257	46,514	23,507	47,909	223,187
Percent of loans in each category to total loans	47.16%	20.84%	10.53%	21.47%	100.00%
March 31, 2000
Amount of loan loss allowance	$238	$246	$136	$598	$1,218
Loan amounts by category	97,409	42,318	20,687	40,145	200,559
Percent of loans in each category to total loans	48.57%	21.10%	10.31%	20.02%	100.00%
March 31, 1999
Amount of loan loss allowance	$375	$306	$123	$512	$1,316
Loan amounts by category	91,396	38,545	13,712	33,594	177,247
Percent of loans in each category to total loans	51.56%	21.75%	7.74%	18.95%	100.00%
March 31, 1998
Amount of loan loss allowance	$376	$161	$116	$464	$1,117
Loan amounts by category	94,962	40,115	10,071	21,690	166,838
Percent of loans in each category to total loans	56.92%	24.04%	6.04%	13.00%	100.00%

NEXT PAGE

Subsidiary Activities

       We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997 and began operations in June 1998. The primary business of Community First is to originate fixed-rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. For the year ended March 31, 2002, our mortgage banking subsidiary originated $77.6 million in fixed-rate mortgage loans for resell.

Investment Activities

       As a member of the FHLB System, Community Bank must maintain minimum levels of investments that qualify as liquid assets to meet the safety and soundness requirements under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. See "Regulation - Liquidity."

       Historically, we have maintained our liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of March 31, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.9%.

       The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.
	March 31, 2002
	Within 1 year	1 to 5 Years	5 to 10 Years	Total Investment Securities
	Book Value	Book Value	Book Value	Book Value	Market Value

Federal agency obligations	$ 250	$10,000	$ 1,000	$11,250	$11,182
State agency obligations and commercial paper	72	4,502	250	5,524	5,599
Total investment securities	$ 1,022	$14,502	$ 1,250	$16,774	$16,781
Weighted average yield	4.54%	5.48%	4.87%	5.38%	5.38%

Included in the above table are $9.7 million of securities that are callable in 3 years or less.

NEXT PAGE

       The following table sets forth the composition of our available for sale (at fair value) and held to maturity securities portfolios at the dates indicated.
	March 31,
	2002		2001		2000
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks:	$ 1,931	100.00%	$ 2,697	100.00%		$ 1,908	100.00%
Investment securities:
Federal agency obligations	$11,250	40.5%	$24,937	61.5%	$23,065	63.8%
State agencies and commercial paper	5,524	19.9	4,968	10.7	4,248	11.8
Freddie Mac common and preferred stock	8,399	30.2	8,421	20.3	6,864	19.0
Subtotal	25,173	90.6	38,326	92.5	34,177	94.6
FHLB stock	2,600	9.4	3,150	7.5	1,950	5.4
Total investment securities and FHLB stock	$27,773	100.00%	$41,476	100.00%	$36,127	100.00%
Average remaining life or term to repricing, excluding Freddie Mac common stock, FHLB stock and other marketable equity securities		4 Years		3 Years		3 Years

       During fiscal 2002 the market rates paid on investment securities decreased. During fiscal 2002 we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within one to three years from date of purchase.

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

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	At March 31,
	2002	2001	2000
	(In Thousands)
Passbook and statement accounts	$ 36,143	$ 14,414	$ 14,574
NOW and Super NOW accounts	30,968	26,341	26,763
Money market accounts	13,416	9,009	11,257
One-to five-year fixed-rate certificates	91,076	92,610	103,529
Six-month and 91 day certificates	32,932	31,933	2,445
Total	$204,535	$174,307	$158,568

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

NEXT PAGE

customers have become more interest rate conscious. Our ability to attract and maintain deposits, and our cost of funds, has been, and will continue to be, significantly affected by money market conditions.

       The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(Dollars in Thousands)
Opening balance	$174,307	$158,568	$153,015
Net deposits (withdrawals)	24,342	8,033	(827)
Interest credited	5,886	7,706	6,380
Ending balance	204,535	174,307	158,568
Net increase	$ 30,228	$ 15,739	$ 5,553
Percent increase	17.34%	9.93%	3.63%

       During the fiscal years ended March 31, 2002, 2001 and 2000 we emphasized free checking accounts, offered a more competitive rate on savings accounts and remained competitive in regard to the rates offered by competitors. Due to these efforts we experienced an increase in both non-interest bearing demand and savings accounts during fiscal 2002. We may use borrowings as an alternative source of funds. See "- Borrowings."

       The following table sets forth the change in the dollar amount of savings deposits in the various types of deposit programs offered by us for the periods indicated.
	Year Ended March 31,
	2002	2001	2000
	(In Thousands)
Passbook and statement accounts	$21,729	$(160)	$267
NOW and Super NOW accounts	4,627	(422)	849
Money market accounts	4,407	(2,248)	(356)
One-to five-year fixed-rate certificates	(1,534)	(10,919)	5,721
Six-month and 91 day certificates	999	29,488	(928)
Total increase	$30,228	$15,739	$5,553

NEXT PAGE

       The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.
	Year Ended March 31,
	2002		2001		2000
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category
Non-interest bearing demand deposits	$ 10,888	---%	$ 9,711	---%	$ 6,601	---%
Interest bearing demand deposits	28,488	2.19	26,717	2.57	29,146	2.73
Savings deposits	18,494	3.01	14,277	3.01	14,297	3.04
Time deposits	127,169	4.97	114,254	5.77	101,377	5.08
Total deposits	$185,039	4.03%	$164,959	4.67%	$151,421	4.22%

       The following table shows rate information for our certificates of deposit as indicated.

2.00- 3.00%	3.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(In Thousands)
March 31, 2002	$22,640	$83,833	$14,186	$3,349	$124,008
March 31, 2001	---	$26,181	$26,325	$72,037	$124,543
March 31, 2000	$21	$37,443	$49,368	$19,142	$105,974

NEXT PAGE

       The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2002.

	Maturity
	3 Months or less	Over 3 Months thru 6 Months	Over 6 Months thru 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$14,655	$10,218	$20,247	$56,271	$101,391
Certificates of deposit of $100,000 or more	2,787	1,612	3,306	14,912	22,617
Total certificates of deposit	$17,442	$11,830	$23,553	$71,183	$124,008

Borrowings

       As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2002, we had $950,805 of securities sold under agreements to repurchase.

       We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

       The following table sets forth information as to the our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated. For additional information on our borrowings, see Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders which is incorporated by reference in Part II, Item 7 of this report.

NEXT PAGE

	At March 31,
	2002	2001	2000
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$ 951	$ 4,422	$20,000
FHLB advances	28,000	63,000	37,000
Total Borrowings	$28,951	$67,422	$57,000
Weighted average interest rate of borrowings	1.95%	5.19%	6.49%

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

       We consider our primary markets for deposits to be Augusta County and Hampton Roads and for mortgage loans to be Augusta and Rockingham Counties and the Hampton Roads area. We estimate that our market share of savings deposits in Augusta County is approximately 10% and our share of mortgage loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia expanded the Bank's market area to the Hampton Roads area of Virginia.

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

NEXT PAGE

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

       Regulatory Capital Requirements. Federally insured savings associations, such as Community Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders which is incorporated by reference in Part II, Item 7 of this report for information on our regulatory capital levels and applicable OTS requirements.

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

       Any savings institution that fails to meet the QTL test must convert to a national bank, unless it requalifies as a QTL and thereafter remains a QTL. If an institution has not yet requalified or converted to a national bank, it's new investments and activities are limited to those permissible for both a savings institution and

NEXT PAGE

a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See"-Holding Company Regulation,"

       Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

       As a unitary savings and loan holding company, we generally are not subject to activity restrictions. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company, and our activities and any of our subsidiaries (other than Community Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

Federal and State Taxation

       Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now computed under the experience method. As a result, the Bank must recapture as taxable income that portion of the reserve that

NEXT PAGE

exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2002, Community Bank's post-1987 excess reserves still to be recaptured amounted to approximately $422,000. This amount will be recaptured into taxable income ratably over the next two years.

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

       To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2002, Community Bank's Excess for tax purposes totaled approximately $2.3 million.

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

       P. Douglas Richard, age 58, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads

NEXT PAGE

division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       R. Jerry Giles, age 53, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

       Chris P. Kyriakides, age 39, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       Benny N. Werner, age 53, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

       Norman C. Smiley, III., age 40, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

       At March 31, 2002, we had a total of 130 employees, including 17 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

NEXT PAGE

Item 2.  Description of Property

       The following table sets forth information at March 31, 2002, with respect to our offices, furniture and equipment.
Location	Opened	Owned or Leased Expiration	Gross Square Footage	Net Book Value at March 31, 2002
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$2,197,000
Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	703,000
Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	2,074	311,000
5300 Kemps River Drive Virginia Beach, Virginia	1997	2002	2,400	31,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	895,000
101 Community Way Staunton, Virginia	1999	2039	4,500	799,000
2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	66,000
Community First Mortgage 9011 Arboretum Parkway Richmond, Virginia	1997	2003	1,800	48,000

       We believe that our current facilities are adequate to meet our present and foreseeable need. We are in the process of opening a branch in Verona, Virginia. This branch is anticipated to be completed in December 2002 and will cost approximately $1,000,000.

       Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2002 was $519,483.

Item 3.  Legal Proceedings

       There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

NEXT PAGE

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002.

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

Item 7.  Financial Statements

       The Financial Statements on pages 13 through 34 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       The information required by Item 304 of Regulation S-B was previously filed as part of the Company's Current Reports on Form 8-K filed on June 7, 2002, as amended on July 5, 2001.

PART III

Item 9.  Directors and Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act

       Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the last fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with except as disclosed in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

       The following table sets forth the securities authorized for issuance under the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities outstanding)

Equity compensation plans approved by security holders	204,750	$11.56	42,300
Equity compensation plans not approved by security holders	--	--	--

Total	204,750	$11.56	42,300

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

Item 12.  Certain Relationships and Related Transactions

       Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:
Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None
3.1	Amended and Restated Articles of Incorporation and Bylaws	*
3.2	Bylaws, as amended an currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificates	***
9	Voting trust agreement	None
10	Material contracts: Stock Option and Incentive Plan Employment Agreement for P. Douglas Richard 1996 Incentive Plan Supplemental Executive Retirement Plan	**** ** * ***
11	Statement re computation of per share earnings	None
13	Annual Report to Security Holders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of Registrant	****
22	Published report regarding matters submitted to vote of security holders	None
23.1	Consent of Yount, Hyde & Barbour, P.C.	23.1
23.2	Consent of BDO Seidman	23.2
24	Power of Attorney	Not required
99.1	Audit Report of BDO Seidman	99.1

NEXT PAGE

       *Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       **Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ***Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

       ****Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the three-month period ended March 31, 2002.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 26, 2002	By: /s/ P. Douglas Richard P. Douglas Richard (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ P. Douglas Richard P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)	By: /s/ James R. Cooke, Jr. James R. Cooke, Jr. Chairman of the Board and Director
Date: June 26, 2002	Date: June 26, 2002
By: /s/ Jane C. Hickok Jane C. Hickok Vice Chairman of the Board and Director	By: /s/ Charles F. Andersen Charles F. Andersen Director
Date: June 26, 2002	Date: June 26, 2002
By: /s/ Dale C. Smith Dale C. Smith Director	By: /s/ Morgan N. Trimyer, Jr. Morgan N. Trimyer, Jr. Director
Date: June 26, 2002	Date: June 26, 2002
By: /s/ R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)	By: Charles W. Fairchilds Director
Date: June 26, 2002	Date: June 26, 2002

NEXT PAGE

INDEX TO EXHIBITS

Exhibit No.	Description
13	Annual Report to Security Holders
23.1	Consent of Yount, Hyde & Barbour, P.C.
23.2	Consent of BDO Seidman
99.1	Audit Report of BDO Seidman

NEXT PAGE