Form 10QSB
period 2002-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2002-08-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

          For the quarterly period ended June 30, 2002

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on July 15, 2002: 2,253,147.

Transitional Small Business Disclosure Format (Check one):         Yes  [  ]                  No  [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $2,367,000 at June 30, 2002 and $1,931,000 at March 31, 2002)	$ 5,132,732	$ 3,206,926
Securities
Held to maturity	21,250,145	16,773,803
Available for sale	8,290,957	8,399,486
Investment in Federal Home Loan
Bank stock, at cost	2,600,000	2,600,000
Loans receivable, net	225,093,408	219,433,684
Loans held for sale	4,384,388	4,409,122
Real estate owned	803,297	793,603
Property and equipment, net	5,589,642	5,421,183
Accrued interest receivable
Loans	1,178,315	1,211,437
Investments	407,859	369,447
Prepaid expenses and other assets	956,179	755,280
Total Assets	$275,686,922	$263,373,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$217,794,758	$204,535,456
Advances from Federal Home Loan Bank	27,000,000	28,000,000
Securities sold under agreement to repurchase	1,205,129	950,805
Advance payments by borrowers for taxes and insurance	115,938	254,846
Other liabilities	2,373,798	2,937,754
Total Liabilities	248,489,623	236,678,861
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,253,147 shares outstanding at June 30, 2002 and March 31, 2002	22,531	22,531
Additional paid in capital	4,373,419	4,326,489
Retained earnings	20,746,046	20,223,498
Accumulated other comprehensive income	2,055,303	2,122,592
Total Stockholders' Equity	27,197,299	26,695,110
Total Liabilities and Stockholders' Equity	$275,686,922	$263,373,971

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
INTEREST INCOME
Loans	$4,029,786	$4,488,763
Investment securities	266,036	560,694
Other	139,721	154,498
Total interest income	4,435,543	5,203,955
INTEREST EXPENSE
Deposits	1,680,441	2,043,791
Borrowed money	129,474	723,479
Total interest expense	1,809,915	2,767,270
NET INTEREST INCOME	2,625,628	2,436,685
PROVISION FOR LOAN LOSSES	102,248	57,750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,523,380	2,378,935
NONINTEREST INCOME
Service charges, fees and commissions	732,683	795,039
Miscellaneous	26,956	13,997
Total noninterest income	759,639	809,036
NONINTEREST EXPENSE
Compensation and benefits	1,364,415	1,145,335
Occupancy	314,753	310,294
Data processing	236,092	210,174
Federal insurance premium	8,341	7,996
Miscellaneous	283,286	455,693
Total noninterest expense	2,206,887	2,129,492
INCOME BEFORE TAXES	1,076,132	1,058,479
INCOME TAXES	331,532	336,047
NET INCOME	$ 744,600	$ 722,432
BASIC EARNINGS PER SHARE	$ 0.33	$ 0.31
DILUTED EARNINGS PER SHARE	$ 0.33	$ 0.31
DIVIDENDS PER SHARE	$ 0.08	$ 0.08

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 744,600	$ 722,432
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	102,248	57,750
Depreciation	175,067	180,812
Amortization of premium and accretion of discount on securities, net	5,013	(72,981)
(Decrease) in net deferred loan fees	(33,677)	(24,794)
(Increase in deferred income taxes	488	17,951
(Increase)decrease in other assets	(206,189)	25,493
(Decrease) in other liabilities	(661,598)	(80,925)
(Gain) loss on sale of loans	(87,415)	61,578
Proceeds from sale of loans	15,008,326	19,125,222
(Loans originated for resale	(14,983,592)	(19,320,420)
Net cash provided by operating activities	63,271	692,118
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,250,000	2,065,000
Purchases of investment securities	(5,731,355)	(1,697,965)
Net(increase)decrease in loans	(5,628,318)	2,947,165
Purchases of property and equipment	(343,859)	(8,923)
Redemption (purchase) of FHLB stock	-	(100,000)
(Increase) in Real Estate Owned	(9,694)	(173,379)
Net cash provided (absorbed) by investing activities	(10,463,226)	3,031,898
FINANCING ACTIVITIES
Dividends paid	(180,252)	(185,778)
Net increase in deposits	13,259,302	1,581,188
Proceeds from advances and other borrowed money	87,886,924	134,209,904
Repayments of advances and other borrowed money	(88,632,603)	(138,802,036)
Proceeds from issuance of common stock	58,390	-
Repurchase of common stock	(66,000)	(431,080)
Net cash provided (absorbed) by financing activities	(12,325,761)	(3,627,802)
INCREASE IN CASH AND CASH EQUIVALENTS	1,925,806	96,214
CASH AND CASH EQUIVALENTS-beginning of period	3,206,926	5,168,499
CASH AND CASH EQUIVALENTS-end of period	$5,132,732	$5,264,713

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

	For the Three Months Ended
	June 30, 2002			June 30, 2001
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$744,600	2,253,477	$0.33	$722,432	2,324,311	$0.31
Effect of Dilutive Securities
Options	---	14,937		---	1,543
Diluted EPS
Income available to common stockholders	$744,600	2,268,414	$0.33	$722,432	2,325,854	$0.31

NEXT PAGE

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2002:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 4,123,000	1.50%	$24,622,000	8.96%	$20,499,000
Core Capital	10,997,000	4.00	24,622,000	8.96	13,625,000
Risk-based Capital	15,948,000	8.00	27,808,000	13.95	11,860,000

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

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2002 and 2001 was $2,994,586 and $2,609,022, respectively. Total income taxes paid for the three months ended June 30, 2002 and 2001 was $59,493 and $320,000.

NEXT PAGE

NOTE 5. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001
(Amounts in thousands)
Net income	$ 744,600	$ 722,432
Other comprehensive income, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains (losses) arising during the period	(67,289)	35,349
	$ 677,311	$ 757,781

NEXT PAGE

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $12.3 million to $275.7 million at June 30, 2002 from $263.4 million at March 31, 2002 due primarily to increases in held to maturity securities of $4.5 million and loans receivable of $5.7 million. Deposits increased $13.3 million to $217.8 million at June 30, 2002, from $204.5 million at March 31, 2002. The increase in deposits was due primarily to an increase in savings accounts of $17.5 million which was offset by a decrease in time deposits of $4.7 million. Stockholders' equity increased $502,000 to $27.2 million at June 30, 2002, from $26.7 million at March 31, 2002, due primarily to earnings for the three month period ended June 30, 2002 which was partially offset by a decrease in the net unrealized gain on securities available for sale, the Company's stock repurchase of $66,000 and a payment of $0.08 per share in cash dividends.

At June 30, 2002, non-performing assets totaled approximately $2.5 million or .92% of assets compared to $941,000 or .36% of assets at March 31, 2002. Non-performing assets at June 30, 2002 were comprised primarily of real estate 90 days or more past due. At June 30, 2002, our allowance for loan losses to non-performing assets was 69.5% and to total assets was .63%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

As of June 30, 2002, there were also $3.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million which we are monitoring due to a prior bankruptcy. The loan is current as to principal and interest at June 30, 2002.

CRITICAL ACCOUNTING POLICIES

General

The Company's financial statements are prepared in accordance with accounting principals generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No.5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

NEXT PAGE

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss reserve is adequate at June 30, 2002. Although management believes it uses the best information available, future adjustments to reserves may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 12.0%.

At June 30, 2002, we had commitments to purchase or originate $17.3 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $53.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001.

General. Net income for the three months ended June 30, 2002 was $745,000 compared to $722,000 for the three months ended June 30, 2001, an increase of $23,000. Net interest income increased $189,000, while non-interest income decreased $49,000 during the three months ended June 30, 2002 compared to the same period in 2001. Return on equity for the three months ended June 30, 2002 was 11.06% compared to 11.26% for the three month period ended June 30, 2001. Return on assets was 1.10% for quarter ended June 30, 2002 compared to 1.13% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $768,000 to $4.4 million for the three months ended June 30, 2002, from $5.2 million for the three months ended June 30, 2001, due to a decline in the balance of our investment securities and lower yields for both investment securities and loans for the three months ended June 30, 2002 as compared to the period ended June 30, 2001. The decline in yield was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 6.86% for the three months ended June 30, 2002 compared to 8.06% for the three months ended June 30, 2001.

Interest Expense. Total interest expense decreased by $957,000 to $1.8 million for the quarter ended June 30, 2002, from $2.8 million for the quarter ended June 30, 2001. Interest on deposits decreased by $363,000 to $1.7 million for the quarter ended June 30, 2002 from $2.0 million for the quarter ended June 30, 2001 due primarily to a 150 basis point decline in the average rate paid on deposits to 3.16%. Interest expense on borrowed money decreased by $594,000 to $129,000 for the quarter ended June 30, 2002, from $723,000 for the quarter ended June 30, 2000, as a result of a decline both in the rate paid and the average outstanding balances on borrowings. The average rate paid on interest-bearing liabilities was 3.03% during the three months ended June 30, 2002 compared to 4.64% for the three months ended June 30, 2001.

NEXT PAGE

Provision for Loan Losses. The provision for loan losses increased by $44,000 to $102,000 for the three months ended June 30, 2002, from $58,000 for the three months ended June 30, 2001.

Noninterest Income. Noninterest income decreased by $50,000 to $759,000 for the three months ended June 30, 2002, from $809,000 for the three months ended June 30, 2001 due primarily to a decrease in service charges, fees and commissions on the sale of mortgage loans in the secondary market by our mortgage-banking subsidiary, during the June 30, 2002 quarter. The decrease is related to a decline in loan closings.

Noninterest Expense. Noninterest expense increased by $77,000 to $2.2 million for the three months ended June 30, 2002 compared to the same period last year. Compensation and benefits increased by $219,000 to $1.4 million compared to the same period last year due primarily to the addition of employees and annual salary increases. Miscellaneous expense decreased by $172,000 to $283,000 during the June 30, 2002 quarter compared to the June 30, 2001 quarter. The decrease in miscellaneous expenses is attributable to decreases in professional expenses and expenses on foreclosed property.

Taxes. Taxes decreased by $5,000 to $331,000 for the three months ended June 30, 2002, from $336,000 for the three months ended June 30, 2001. The effective tax rate decreased from 31.7% for the June 30, 2001 quarter to 30.8% for the June 30, 2002 quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Company's financial statements.

In April of 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. The Statement removes criteria for reporting gains and losses from debt extinguishment as extraordinary items on the income statement, citing that debt extinguishment has become part of the risk management strategy of many companies. The Statement also modifies accounting treatment for leases in cases where capital leases are modified into operating leases. The treatment requires that a capital lease modified in this manner be accounted for under the sale-leaseback provisions under either SFAS 98 or SFAS 28 as applicable. This Statement shall be applied in fiscal years beginning after May 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements.

NEXT PAGE

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains and future filings by the Company on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

              Not Applicable.

Item 3.  Defaults Upon Senior Securities

              Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

              Not Applicable.

Item 5.  Other Information

              Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	See Exhibit Index
b.	Reports on Form 8-K: On May 15, 2002, the Company filed a Current Report of Form 8-K containing a press release announcing earnings for the fourth quarter and fiscal year ended March 31, 2002 and the date of the Registrant's annual meeting of shareholders.

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: August 14, 2002	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Community Financial Corporation (the "Company") that the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: August 14, 2002	By:	/s/ P. Douglas Richard P. Douglas Richard Chief Executive Officer
Date: August 14, 2002	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer

NEXT PAGE

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended an currently in effect	**
4	Form of Common Stock Certificate	***
Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement for P. Douglas Richard	10.3
10.4	Employment Agreement for Chris P. Kyriakides, as amended	10.4
10.5	1996 Incentive Plan	*
10.6	Supplemental Executive Retirement Plan	***
11	Statement re computation of per share earnings	(See Note 2 to the Notes to Unaudited Consolidated Financial Statements)
*	Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**	Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***	Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
****	Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with It

END