Form 10QSB
period 2002-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2002-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
            ACT OF 1934

          For the quarterly period ended September 30, 2002

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

          For the transition period from                       to

Commission File Number: 0-18265

COMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

VIRGINIA	54-1532044
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Ave., Staunton, Va. 24401

(Address of principal executive offices zip code)

(540) 886-0796

(Issuer's telephone number, including area code)

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 7, 2002: 2,058,847.

Transitional Small Business Disclosure Format (Check one):         Yes  [  ]                  No  [X]

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,999,776 at September 30, 2002 and $1,931,000 at March 31, 2002)	$ 4,106,174	$ 3,206,926
Securities
Held to maturity	21,574,567	16,773,803
Available for sale	10,619,838	8,399,486
Investment in Federal Home Loan
Bank stock, at cost	2,600,000	2,600,000
Loans receivable, net of allowances for loan losses of $1,719,106 at September 30, 2002 and $1,675,679 at March 31, 2002	231,834,215	219,433,684
Loans held for sale	5,525,220	4,409,122
Real estate owned	560,877	793,603
Property and equipment, net	6,570,038	5,421,183
Accrued interest receivable
Loans	1,172,403	1,211,437
Investments	428,809	369,447
Prepaid expenses and other assets	734,696	755,280
Total Assets	$285,726,837	$263,373,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$223,823,928	$204,535,456
Advances from Federal Home Loan Bank	29,000,000	28,000,000
Securities sold under agreement to Repurchase	2,183,218	950,805
Advance payments by borrowers for taxes and insurance	198,414	254,846
Other liabilities	2,826,547	2,937,754
Total Liabilities	258,032,107	236,678,861
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,253,147 shares outstanding at September 30, 2002 and March 31, 2002	22,531	22,531
Additional paid in capital	4,373,419	4,326,489
Retained earnings	21,310,806	20,223,498
Accumulated other comprehensive income	1,987,974	2,122,592
Total Stockholders' Equity	27,694,730	26,695,110
Total Liabilities and Stockholders' Equity	$285,726,837	$263,373,971

See notes to unaudited consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$4,043,675	$4,292,468	$8,073,461	$8,781,231
Investment securities	239,909	482,123	505,945	1,042,817
Other	144,121	164,468	283,842	318,966
Total interest income	4,427,705	4,939,059	8,863,248	10,143,014
INTEREST EXPENSE
Deposits	1,613,482	1,961,030	3,293,923	4,004,821
Borrowed money	129,750	543,049	259,224	1,266,528
Total interest expense	1,743,232	2,504,079	3,553,147	5,271,349
NET INTEREST INCOME	2,684,473	2,434,980	5,310,101	5,271,349
PROVISION FOR LOAN LOSSES	72,389	116,348	174,637	174,098
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,612,084	2,318,632	5,135,464	4,697,567
NONINTEREST INCOME
Service charges, fees and commissions	910,601	819,411	1,643,284	1,614,450
Miscellaneous	38,133	14,739	65,089	28,736
Total noninterest income	948,734	834,150	1,708,373	1,643,186
NONINTEREST EXPENSE
Compensation and benefits	1,439,132	1,188,827	2,803,547	2,334,162
Occupancy	336,786	324,254	651,539	634,548
Data processing	249,346	207,921	485,438	418,095
Federal insurance premium	8,819	8,194	17,160	16,190
Miscellaneous	423,730	492,522	707,016	948,215
Total noninterest expense	2,457,813	2,221,718	4,664,700	4,351,210
INCOME BEFORE TAXES	1,103,005	931,064	2,179,137	1,989,543
INCOME TAXES	335,072	289,025	666,604	625,072
NET INCOME	$ 767,933	$ 642,039	$1,512,533	$1,364,471
BASIC EARNINGS PER SHARE	$ 0.34	$ 0.28	$ 0.67	$ 0.59
DILUTED EARNINGS PER SHARE	$ 0.34	$ 0.28	$ 0.67	$ 0.59
DIVIDENDS PER SHARE	$ 0.09	$ 0.08	$ 0.17	$ 0.16

See notes to unaudited consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,512,533	$1,364,471
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	174,637	174,098
Depreciation	338,119	348,160
Amortization of premium and accretion of discount on securities, net	33,844	(84,287)
Increase (decrease) in net deferred loan fees	4,341	(37,191)
(Decrease) increase in deferred income taxes	(2,218)	33,245
(Increase) decrease in other assets	256	(417,248)
(Decrease) in other liabilities	(165,421)	(228,090)
(Gain) on sale of loans	(115,277)	(10,907)
Proceeds from sale of loans	33,167,333	19,227,370
Loans originated for resale	(34,283,431)	(18,785,505)
Net cash provided by operating activities	664,716	1,584,116
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	3,750,000	23,490,000
Purchases of investment securities	(10,737,272)	(3,365,160)
Net (increase) in loans	(12,653,708)	(238,053)
Purchases of property and equipment	(1,486,974)	(87,775)
Redemption of FHLB stock	-	550,000
Decrease (increase) in Real Estate Owned	232,726	(367,964)
Net cash provided (absorbed) by investing activities	(20,895,228)	19,981,048
FINANCING ACTIVITIES
Dividends paid	(383,515)	(369,568)
Net increase in deposits	19,288,472	12,365,445
Proceeds from advances and other borrowed money	171,474,529	342,306,083
Repayments of advances and other borrowed money	(169,242,116)	(375,996,120)
Proceeds from issuance of common stock	58,390	-
Repurchase of common stock	(66,000)	(625,088)
Net cash provided (absorbed) by financing activities	(21,129,760)	(22,319,248)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	899,248	(754,084)
CASH AND CASH EQUIVALENTS-beginning of period	3,206,926	5,168,499
CASH AND CASH EQUIVALENTS-end of period	$4,106,174	$4,414,415

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"), its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

NEXT PAGE

	For the Three Months Ended
	September 30, 2002			September 30, 2001
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$767,933	2,253,477	$0.34	$642,039	2,292,587	$0.28
Effect of Dilutive Securities
Options	---	20,499		---	5,348
Diluted EPS
Income available to common stockholders	$767,933	2,273,976	$0.34	$642,039	2,297,935	$0.28
	For the Six Months Ended
	September 30, 2002			September 30, 2001
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$1,512,533	2,253,311	$0.67	$1,364,471	2,308,362	$0.59
Effect of Dilutive Securities
Options	---	17,718		---	3,381
Diluted EPS
Income available to common stockholders	$1,512,533	2,271,029	$0.67	$1,364,471	2,311,743	$0.59

NOTE 3. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2002:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 4,279,000	1.50%	$24,404,000	8.55%	$20,125,000
Core Capital	11,412,000	4.00	24,404,000	8.55	12,992,000
Risk-based Capital	16,313,000	8.00	27,530,000	13.50	11,217,000

NEXT PAGE

Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NOTE 4. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2002 and 2001 was $4,729,964 and $5,286,894. Total income taxes paid for the three months ended September 30, 2002 and 2001 was $369,520 and $711,192.

NOTE 5. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the six-month periods ended September 30, 2002 and 2001:

	Six Months Ended September 30,
	2002	2001
Net income	$1,512,533	$1,364,471
Other comprehensive income, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains (losses) arising during the period	(134,618)	(19,831)
	$1,377,915	$1,344,640

NEXT PAGE

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $22.4 million to $285.7 million at September 30, 2002 from $263.4 million at March 31, 2002 due primarily to increases in securities of $7.0 million and loans receivable of $12.4 million. The increase in assets was funded with deposits which increased $19.3 million to $223.8 million at September 30, 2002, from $204.5 million at March 31, 2002. The increase in deposits was due primarily to increases in savings accounts of $20.1 million and money market accounts of $3.7 million, which was offset by a decrease in time deposits of $7.9 million. Stockholders' equity increased $1.0 million to $27.7 million at September 30, 2002, from $26.7 million at March 31, 2002, due primarily to earnings for the six month period ended September 30, 2002 which was partially offset by a decrease in the net unrealized gain on securities available for sale, the Company's stock repurchase of $66,000 and two cash dividend payments totaling $.17 per share.

At September 30, 2002, non-performing assets totaled approximately $2.1 million or .73% of assets compared to $941,000 or .36% of assets at March 31, 2002. Non-performing assets at September 30, 2002 were comprised primarily of real estate 90 days or more past due. At September 30, 2002, our allowance for loan losses to non-performing assets was 82.5% and to total assets was .60%. Based on current market values of the properties securing these loans, management does not anticipate any significant losses in excess of the reserves for losses previously recorded.

As of September 30, 2002, there were also $3.5 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million, which we are monitoring due to a prior bankruptcy. The loan is presently current as to principal and interest.

CRITICAL ACCOUNTING POLICIES

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

NEXT PAGE

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

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the allowance for loan loss is adequate at September 30, 2002. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.1%.

At September 30, 2002, we had commitments to purchase or originate $15.0 million of loans. Unused lines of credit at September 30, 2002 was $15.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totaled $55.0 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001.

General. Net income for the three months ended September 30, 2002 was $768,000 compared to $642,000 for the three months ended September 30, 2001, an increase of $126,000. Net interest income increased $249,000, while non-interest income increased $115,000 during the three months ended September 30, 2002 compared to the same period in 2001. Return on equity for the three months ended September 30, 2002 was 11.21% compared to 9.88% for the three month period ended September 30, 2001. Return on assets was 1.10% for quarter ended September 30, 2002 compared to .97% for the same period in the previous fiscal year.

NEXT PAGE

Interest Income. Total interest income decreased by $511,000 to $4.4 million for the three months ended September 30, 2002, from $4.9 million for the three months ended September 30, 2001, due to a decline in the average balance of our investment securities and lower yields for both investment securities and loans for the three months ended September 30, 2002 as compared to the period ended September 30, 2001. The decline in the average balance for investment securities is due primarily to a security in the amount of $20,000,000 which was called in September, 2001. The decline in yield was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 6.59% for the three months ended September 30, 2002 compared to 7.68% for the three months ended September 30, 2001.

Interest Expense. Total interest expense decreased by $761,000 to $1.7 million for the quarter ended September 30, 2002, from $2.5 million for the quarter ended September 30, 2001. Interest on deposits decreased by $348,000 to $1.6 million for the quarter ended September 30, 2002 from $2.0 million for the quarter ended September 30, 2001 due primarily to a 137 basis point decline in the average rate paid on deposits to 2.90%. Interest expense on borrowed money decreased by $413,000 to $130,000 for the quarter ended September 30, 2002, from $543,000 for the quarter ended September 30, 2001, as a result of a decline both in the rate paid and the average outstanding balances on borrowings. The decline in the average balance for borrowings is due primarily to a security in the amount of $20,000,000 which was called in September, 2001, the proceeds of which were used to reduce borrowings. The average rate paid on interest-bearing liabilities was 2.79% during the three months ended September 30, 2002 compared to 4.17% for the three months ended September 30, 2001.

Provision for Loan Losses. The provision for loan losses decreased by $44,000 to $72,000 for the three months ended September 30, 2002, from $116,000 for the three months ended September 30, 2001.

Noninterest Income. Noninterest income increased by $115,000 to $949,000 for the three months ended September 30, 2002, from $834,000 for the three months ended September 30, 2001 due primarily to an increase in service charges and fees on transaction accounts in the Company's subsidiary, Community Bank, as a result of an increase in the number of transaction accounts.

Noninterest Expense. Noninterest expense increased by $236,000 to $2.5 million for the three months ended September 30, 2002 compared to the same period last year. Compensation and benefits increased by $250,000 to $1.4 million compared to the same period last year due primarily to the addition of full-time equivalent employees and annual salary increases. Miscellaneous expense decreased by $69,000 to $423,000 during the September 30, 2002 quarter compared to the September 30, 2001 quarter. The decrease in miscellaneous expenses is attributable to decreases in professional expenses and expenses on foreclosed property.

Taxes. Taxes increased by $46,000 to $335,000 for the three months ended September 30, 2002, from $289,000 for the three months ended September 30, 2001. The effective tax rate decreased from 31.0% for the September 30, 2001 quarter to 30.4% for the September 30, 2002 quarter.

NEXT PAGE

Six Months Ended September 30, 2002 and 2001

General. Net income for the six months ended September 30, 2002 increased to $1,513,000 compared to $1,364,000 for the six months ended September 30, 2001 due primarily to an increase in net interest income. Income before income taxes increased to $2.2 million for the six months ended September 30, 2002 from $2.0 million for the same period in the prior year. Return on equity for the six months ended September 30, 2002 was 11.13% compared to 10.59% for the six month period ended September 30, 2001. Return on assets was 1.10% for six-months ended September 30, 2002 compared to 1.11% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased to $8.9 million for the six months ended September 30, 2002, from $10.1 million for the six months ended September 30, 2001, due primarily to a decrease in the yield on loans and securities during the period. The yield on loans and securities decreased from 7.90% to 6.73% for the same periods.

Interest Expense. Total interest expense decreased to $3.6 million for the six months ended September 30, 2002, from $5.3 million for the six months ended September 30, 2001. Interest on deposits decreased to $3.3 million for the six months ended September 30, 2002, from $4.0 million for the same period last year due to a decrease in the average rate on deposit balances. The rate paid on deposits decreased from 4.48% for the six months ended September 30, 2001 to 2.91% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $259,000 for the six months ended September 30, 2002 from $1.3 million for the six months ended September 30, 2001, due primarily to a decrease in the average outstanding balance on borrowings. The average rate paid on borrowings decreased from 4.26% for the six months ended September 30, 2001 to 1.88% for the six-month period ended September 30, 2002.

Provision for Loan Losses. The provision for loan losses increased to $175,000 for the six months ended September 30, 2002, from $174,000 for the same period last year.

Noninterest Income. Noninterest income increased to $1.7 million for the six months ended September 30, 2002, from $1.6 million for the six months ended September 30, 2001, due primarily to an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank, as a result of an increase in the number of transactions accounts.

Noninterest Expenses. Noninterest expenses increased $313,000 for the six months ended September 30, 2002, compared to the same period last year. Compensation and benefits increased by $469,000 to $4.7 million compared to the same period last year due primarily to the addition of 18 full-time equivalent employees and annual salary increases. Miscellaneous expenses decreased by $241,000 to $707,000 for the six month period ended September 30, 2002 compared to the same period last year. The decrease in miscellaneous expenses was due a decrease in professional expenses and expenses related to the outsourcing of check processing.

Taxes. Taxes increased to $667,000 for the six months ended September 30, 2002, from $625,000 for the six months ended September 30, 2001. The effective tax rate decreased from 31.4% for the September 30, 2001 period to 30.5% for the same period ended September 30, 2002.

NEXT PAGE

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. The Statement is not expected to have a material effect on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged. The Statement is not expected to have a material effect on the Company's financial statements.

The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-

NEXT PAGE

and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The Statement is not expected to have a material effect on the Company's financial statements.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains and future filings by the Company on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

NEXT PAGE

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

Item 3. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

              Not Applicable.

NEXT PAGE

Item 2.  Changes in Securities

              Not Applicable.

Item 3.  Defaults Upon Senior Securities

              Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on July 31, 2002. The following directors were elected at the meeting: Charles F. Andersen, M.D., and Charles W. Fairchilds. The following directors term of office continued after the meeting: James R. Cooke, Jr., D.D.S., P. Douglas Richard, Morgan N. Trimyer, Jr., Jane C. Hickok and Dale C. Smith.

            The matters voted on at the Meeting were

                        (1) The election of two directors.

	For	Withheld
Charles F. Andersen, M.D.	1,966,344	18,743
Charles W. Fairhilds	1,966,517	18,570

Item 5.  Other Information

              Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits: See Exhibit Index
b.	Reports on Form 8-K: None

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 14, 2002	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

CERTIFICATIONS

I, P. Douglas Richard, Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Financial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ P. Douglas Richard
P. Douglas Richard
President and Chief Executive Officer

NEXT PAGE

I, R. Jerry Giles, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Financial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ R. Jerry Giles
R. Jerry Giles
Senior Vice President and Chief Financial Officer

NEXT PAGE

EXHIBIT INDEX

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended an currently in effect	**
4	Form of Common Stock Certificate	***
Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement for P. Douglas Richard	*****
10.4	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.5	1996 Incentive Plan	*
10.6	Supplemental Executive Retirement Plan	***
11	Statement re computation of per share earnings	(See Note 2 to the Notes to Unaudited Consolidated Financial Statements)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99
*	Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**	Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18265) for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***	Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB (file no, 000-18265) for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
****	Filed on May 19, 1989 as Exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with It

*****	Filed on August 14, 2002 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

END