Form 10QSB
period 2002-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2003-02-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 10, 2003: 2,059,847.

Transitional Small Business Disclosure Format (Check one):         Yes                    No

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $2,570,000 at December 31, 2002 and $1,931,000 at March 31, 2002)	$ 5,897,724	$ 3,206,926
Securities
Held to maturity	21,804,265	16,773,803
Available for sale	10,497,694	8,399,486
Investment in Federal Home Loan Bank stock, at cost	1,700,000	2,600,000
Loans receivable, net of allowances for loan losses of $1,766,397 at December 31, 2002 and 1,675,679 at March 31, 2002	230,947,607	219,433,684
Loans held for sale	4,857,040	4,409,122
Real estate owned	735,510	793,603
Property and equipment, net	7,142,516	5,421,183
Accrued interest receivable
Loans	1,057,050	1,211,437
Investments	285,657	369,447
Prepaid expenses and other assets	1,131,472	755,280
Total Assets	$286,056,535	$263,373,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$233,206,946	$204,535,456
Advances from Federal Home Loan Bank	23,000,000	28,000,000
Securities sold under agreement to repurchase	1,654,700	950,805
Advance payments by borrowers for taxes and insurance	155,322	254,846
Other liabilities	2,168,593	2,937,754
Total Liabilities	260,185,561	236,678,861
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,058,847 and 2,253,147 shares outstanding at December 31, 2002 and March 31, 2002	20,588	22,531
Additional paid in capital	4,004,249	4,326,489
Retained earnings	19,949,406	20,223,498
Accumulated other comprehensive income	1,896,731	2,122,592
Total Stockholders' Equity	25,870,974	26,695,110
Total Liabilities and Stockholders' Equity	$286,056,535	$263,373,971
See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended December 31		Nine Months Ended December 31
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME Loans	$4,038,803	$4,093,083	$12,112,264	$12,874,314
Investment securities	268,809	187,622	774,754	1,230,439
Other	154,525	166,838	438,367	485,804
Total interest income	4,462,137	4,447,543	13,325,385	14,590,557
INTEREST EXPENSE Deposits	1,532,896	1,815,056	4,826,819	5,819,878
Borrowed money	121,116	176,113	380,340	1,442,640
Total interest expense	1,654,012	1,991,169	5,207,159	7,262,518
NET INTEREST INCOME	2,808,125	2,456,374	8,118,226	7,328,039
PROVISION FOR LOAN LOSSES	57,649	75,234	232,286	249,332
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,750,476	2,381,140	7,885,940	7,078,707
NONINTEREST INCOME Service charges, fees and commissions	945,551	837,569	2,588,835	2,452,018
Miscellaneous	48,788	23,128	113,877	51,864
Total noninterest income	994,339	860,697	2,702,712	2,503,882
NONINTEREST EXPENSE Compensation & benefits	1,509,488	1,247,466	4,313,035	3,581,628
Occupancy	344,017	345,234	995,556	975,884
Data processing	269,800	202,128	755,238	624,121
Federal insurance premium	9,198	8,067	26,358	24,257
Miscellaneous	438,119	419,985	1,145,135	1,368,200
Total noninterest expense	2,570,622	2,222,880	7,235,322	6,574,090
INCOME BEFORE TAXES	1,174,193	1,018,957	3,353,330	3,008,499
INCOME TAXES	360,575	340,114	1,027,179	965,186
NET INCOME	$ 813,618	$ 678,843	$ 2,326,151	$ 2,043,313
BASIC EARNINGS PER SHARE	$ 0.39	$ 0.30	$ 1.06	$ 0.89
DILUTED EARNINGS PER SHARE	$ 0.38	$ 0.30	$ 1.05	$ 0.89
DIVIDENDS PER SHARE	$ 0.09	$ 0.08	$ 0.26	$ 0.24
See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended December 31,
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 2,326,151	$ 2,043,313
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	232,286	249,332
Depreciation	536,835	502,456
Amortization of premium and accretion of discount on securities, net	38,149	(110,902)
Increase (decrease) in net deferred loan fees	(15,435)	(66,559)
(Decrease) increase in deferred income taxes	(12,859)	53,924
(Increase) in other assets	(138,015)	(508,955)
(Decrease) increase in other liabilities	(617,871)	834,394
(Gain) on sale of loans	(190,384)	(192,428)
Proceeds from sale of loans	54,081,822	57,178,315
Loans originated for resale	(54,444,740)	(56,399,340)
Net cash provided by operating activities	1,795,939	3,583,550
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	5,750,000	24,240,000
Purchases of investment securities	(13,324,528)	(8,993,741)
Net (increase) in loans	(11,668,724)	(6,061,325)
Purchases of property and equipment	(2,258,168)	(176,893)
Redemption of FHLB stock	900,000	550,000
Decrease (increase) in Real Estate Owned	58,093	(533,833)
Net cash provided (absorbed) by investing activities	(20,543,327)	9,024,208
FINANCING ACTIVITIES
Dividends paid	(568,811)	(551,827)
Net increase in deposits	28,671,490	14,964,895
Proceeds from advances and other borrowed money	257,219,365	464,519,699
Repayments of advances and other borrowed money	(261,515,503)	(493,652,486)
Proceeds from issuance of common stock	58,390	-
Repurchase of common stock	(2,426,745)	(915,528)
Net cash provided (absorbed) by financing activities	21,438,186	(15,635,247)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,690,798	(3,027,489)
CASH AND CASH EQUIVALENTS-beginning of period	3,206,926	5,168,499
CASH AND CASH EQUIVALENTS-end of period	$ 5,897,724	$ 2,141,010
See accompanying notes to unaudited consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"), its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation, a wholly owned subsidiary of the Bank ("First Mortgage"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

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

	For the Three Months Ended

	December 31, 2002			December 31, 2001
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$813,618	2,104,611	$0.39	$678,843	2,272,370	$0.30

Effect of Dilutive Securities

Options	---	22,084		---	7,118

Diluted EPS

Income available to common stockholders	$813,618	2,126,695	$0.38	$678,843	2,279,488	$0.30

NEXT PAGE

	For the Nine Months Ended

	December 31, 2002			December 31, 2001
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$2,326,151	2,203,564	$1.06	$2,043,313	2,296,321	$0.89

Effect of Dilutive Securities

Options	---	19,173		---	4,397

Diluted EPS

Income available to common stockholders	$2,326,151	2,222,737	$1.05	$2,043,313	2,300,718	$0.89

NOTE 3 - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2002:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 4,281,000	1.50%	$23,223,000	8.14%	$18,942,000
Core Capital	11,415,000	4.00	23,223,000	8.14	11,808,000
Risk-based Capital	16,212,000	8.00	26,339,000	13.00	10,127,000

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

NOTE 4 - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2002 and 2001 was $6,388,328 and $7,219,914. Total income taxes paid for the nine months ended December 31, 2002 and 2001 was $1,232,871 and $1,351,451.

NEXT PAGE

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the nine-month periods ended December 31, 2002 and 2001:

	Nine Months Ended December 31
	2002	2001

Net income	$2,326,151	$2,043,313
Other comprehensive income, net of tax Unrealized (losses) on securities: Unrealized holding (losses) arising during the period	(225,861)	(14,436)

	$2,100,290	$2,028,877

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

The Company's total assets increased $22.7 million to $286.1 million at December 31, 2002 from $263.4 million at March 31, 2002 due primarily to increases in securities of $7.1 million and loans receivable of $11.5 million. Deposits increased $28.7 million to $233.2 million at December 31, 2002, from $204.5 million at March 31, 2002. The increase in deposits was due primarily to increases in savings accounts of $21.0 million, money market accounts of $8.3 million and checking accounts of $5.4 million, which was offset by a decrease in time deposits of $6.0 million. Stockholders' equity decreased $800,000 to $25.9 million at December 31, 2002, from $26.7 million at March 31, 2002, due primarily to the Company's stock repurchase of $2.4 million, a decrease in the net unrealized gain on securities available for sale and three cash dividend payments totaling $569,000 or $.26 per share for the nine month period ended December 31, 2002 partially offset by earnings for the nine month period ended December 31, 2002.

At December 31, 2002, non-performing assets totaled approximately $2.1 million or .73% of assets compared to $941,000 or .36% of assets at March 31, 2002. Non-performing assets at December 31, 2002 were comprised primarily of real estate 90 days or more past due. At December 31, 2002, our allowance for loan losses to non-performing assets was 80.8% and to total assets was .62%. Based on current market values of the properties securing these loans, management does not anticipate any significant losses in excess of the reserves for losses previously recorded.

As of December 31, 2002, there were also $3.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million, which we are monitoring due to a prior bankruptcy. The loan is presently current as to principal and interest.

NEXT PAGE

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

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the allowance for loan loss is adequate at December 31, 2002. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.3%.

At December 31, 2002, we had commitments to purchase or originate $17.4 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $57.1 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001.

General. Net income for the three months ended December 31, 2002 was $814,000 compared to $679,000 for the three months ended December 31, 2001, an increase of $135,000. Net interest income increased $352,000, while non-interest income increased $134,000 during the three months ended December 31, 2002 compared to the same period in 2001. Return on equity for the three months ended December 31, 2002 was 12.42% compared to 10.35% for the three month period ended December 31, 2001. Return on assets was 1.13% for quarter ended December 31, 2002 compared to 1.08% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $15,000 to $4.5 million for the three months ended December 31, 2002, from $4.4 million for the three months ended December 31, 2001, due to an increase in the average balance of our investment securities and loans offset by a decline in yield for the three months ended December 31, 2002 as compared to the period ended December 31, 2001. The decline in yield was due to the decline in market interest rates generally. The average yield earned on loans and securities was 6.43% for the three months ended December 31, 2002 compared to 7.43% for the three months ended December 31, 2001.

Interest Expense. Total interest expense decreased by $337,000 to $1.7 million for the quarter ended December 31, 2002, from $2.0 million for the quarter ended December 31, 2001. Interest on deposits decreased by $282,000 to $1.5 million for the quarter ended December 31, 2002 from $1.8 million for the quarter ended December 31, 2001 due primarily to a 119 basis point decline in the average rate paid on deposits to 2.64%. Interest expense on borrowed money decreased by $55,000 to $121,000 for the quarter ended December 31, 2002, from $176,000 for the quarter ended December 31, 2001, as a result of a decline both in the rate paid and the average outstanding balances on borrowings. The average rate paid on interest-bearing liabilities was 2.54% during the three months ended December 31, 2002 compared to 3.62% for the three months ended December 31, 2001.

Provision for Loan Losses. The provision for loan losses decreased by $17,000 to $58,000 for the three months ended December 31, 2002, from $75,000 for the three months ended December 31, 2001.

Noninterest Income. Noninterest income increased by $134,000 to $994,000 for the three months ended December 31, 2002, from $860,000 for the three months ended December 31, 2001 due primarily to an increase in service charges and fees on transaction accounts in the Company's subsidiary, Community Bank. The number of transaction accounts increased by 2,800 from December 31, 2001 to December 31, 2002.

Noninterest Expense. Noninterest expense increased by $348,000 to $2.6 million for the three months ended December 31, 2002 compared to the same period last year. Compensation and benefits increased by $262,000 to $1.5 million compared to the same period last year due to the addition of twelve full time equivalent employees to staff new branches opened in December 10, 2001 and December 18, 2002 and annual salary increases. Miscellaneous expense decreased by $18,000 to $438,000 during the December 31, 2002 quarter compared to the December 31, 2001 quarter. The decrease in miscellaneous expenses is attributable to decreases in the cost of outsourcing of check processing.

Taxes. Taxes increased by $20,000 to $360,000 for the three months ended December 31, 2002, from $340,000 for the three months ended December 31, 2001. The effective tax rate decreased from 33.4% for the December 31, 2001 quarter to 30.7% for the December 31, 2002 quarter.

NEXT PAGE

Nine Months Ended December 31, 2002 and 2001

General. Net income for the nine months ended December 31, 2002 increased $283,000 to $2.3 million compared to $2.0 million for the nine months ended December 31, 2001 due primarily to an increase in net interest income. Net interest income increased $790,000, while non-interest income increased $199,000 during the nine months ended December 31, 2002 compared to the same period in 2001. Return on equity for the nine months ended December 31, 2002 was 11.80% compared to 10.53% for the nine month period ended December 31, 2001. Return on assets was 1.13% for nine months ended December 31, 2002 compared to 1.09% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $1.3 million to $13.3 million for the nine months ended December 31, 2002, from $14.6 million for the nine months ended December 31, 2001, due primarily to a decrease in the yield on loans and securities during the period. The yield on loans and securities decreased from 7.77% to 6.65% for the same periods.

Interest Expense. Total interest expense decreased by $2.1 million to $5.2 million for the nine months ended December 31, 2002, from $7.3 million for the nine months ended December 31, 2001. Interest on deposits decreased by $1.0 million to $4.8 million for the nine months ended December 31, 2002, from $5.8 million for the same period last year due to a decrease in the average rate on interest bearing liability balances. The average rate paid on deposits decreased 136 basis points from 4.27% for the nine months ended December 31, 2001 to 2.91% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $380,000 for the nine months ended December 31, 2002 from $1.4 million for the nine months ended December 31, 2001, due primarily to a decrease in the average outstanding balance on borrowings. The average rate paid on borrowings decreased from 3.87% for the nine months ended December 31, 2001 to 1.84% for the nine month period ended December 31, 2002.

Provision for Loan Losses. The provision for loan losses decreased by $17,000 to $232,000 for the nine months ended December 31, 2002, from $249,000 for the same period last year.

Noninterest Income. Noninterest income increased to $2.7 million for the nine months ended December 31, 2002, from $2.5 million for the nine months ended December 31, 2001, due primarily to an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank.

Noninterest Expenses. Noninterest expenses increased $661,000 for the nine months ended December 31, 2002, compared to the same period last year. Compensation and benefits increased by $731,000 to $4.3 million compared to the same period last year due to the addition of twelve full time equivalent employees to staff new branches opened in December 10, 2001 and December 18, 2002 and annual salary increases. Miscellaneous expenses decreased by $223,000 to $1.1 million for the nine month period ended December 31, 2002 compared to the same period last year. The decrease in miscellaneous expenses was due a decrease in professional expenses and expenses related to the outsourcing of check processing.

Taxes. Taxes increased to $1,027,000 for the nine months ended December 31, 2002, from $965,000 for the nine months ended December 31, 2001. The effective tax rate decreased from 32.1% for the December 31, 2001 period to 30.6% for the same period ended December 31, 2002.

NEXT PAGE

Recent Accounting Pronouncements

In December 31, 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2002, and did not have a material impact on the Corporation's consolidated financial statements.

On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. We expect to adopt Statement No. 145 in fiscal year ended March 31, 2004 and the effect of adopting Statement No. 145 is not anticipated to be material.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, the Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

NEXT PAGE

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of Statement No. 141, 142, 144, 145, 146 and 147 did not have a material impact on the Corporation's consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains and future filings by the Company on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation in this document and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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
  financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rate to long-term interest rates;
  the timely development of and acceptance of new products and services of the Bank and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

  Item 3. Controls and Procedures

  Under the supervision and with the participation of our management, including our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on the evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in, or corrective action taken regarding, our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. While we believe the present design of our disclosure controls and procedures is effective to achieve its goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

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

                a.  Exhibits:   See Exhibit Index.

                b.  Reports on Form 8-K:   None

  NEXT PAGE

  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: February 14, 2003	By:	/s/ R. Jerry Giles
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

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

  Date: February 7, 2003

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

  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

  Date: February 7, 2003

  /s/ R. Jerry Giles
  R. Jerry Giles
  Senior Vice President and Chief Financial Officer

  NEXT PAGE

  EXHIBIT INDEX

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended an currently in effect	**
4	Form of Common Stock Certificate	***
Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement for P. Douglas Richard	*****
10.4	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.5	1996 Incentive Plan	*
10.6	Supplemental Executive Retirement Plan	***
11	Statement re computation of per share earnings	(See Note 2 to the Notes to Unaudited Consolidated Financial Statements)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1
*	Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**	Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18265) for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***	Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB (file no, 000-18265) for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
****	Filed on May 19, 1989 as Exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with it.
*****	Filed on August 14, 2002 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.