Form 10KSB
period 2003-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2003-06-30
CIK 850606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003

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

       The Issuer had $21,310,559 in gross income for the fiscal year ended March 31, 2003.

       As of June 2, 2003, there were issued and outstanding 2,074,347 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of June 2, 2003, was approximately $28,000,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

NEXT PAGE

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2003.

Part III of Form 10-KSB--Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

       At March 31, 2003, Community had $298.0 million in assets, deposits of $247.2 million and stockholders' equity of $26.3 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona and Virginia Beach, Virginia.

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

       Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

NEXT PAGE

Forward-Looking Statements

       This document, including information incorporated by reference, contains, and future filings by the Company on Form 10-QSB and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

       Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from the these forward-looking statements are:

  the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
  the timely development of and acceptance of new products and services of Community Financial Corporation and Community Bank, and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;
  the impact of technological changes;
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

       Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. One-to four-family real estate loans not exceeding $350,000 and commercial and multi-family real estate loans not exceeding $225,000 or less may be approved by the President of the Bank. All mortgage loans in excess of $750,000 must be approved by the Board of Directors. Consumer loans in excess of $175,000 on a secured basis and $50,000 on an unsecured basis require the approval of three members of senior management. Loans in excess of individual loan officer or collective senior management loan authority but less than $750,000 must be approved by a majority of our Loan Committee. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

       The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2003, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $4.1 million. At March 31, 2003, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $2.6 million. The bank had only three borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2003, in excess of $2.0 million, all of which loans are performing in accordance to their payment terms.

NEXT PAGE

       Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$124,104	48.54%	$103,016	44.91%	$101,786	47.43%	$ 94,940	47.94%	$ 88,777	50.84%
Commercial and multi-family	51,548	20.16	45,154	19.68	46,514	20.86	42,318	21.36	38,545	22.07
Construction	25,105	9.82	26,878	11.72	23,507	10.54	20,687	10.44	13,712	7.85
Total real estate	200,757	78.52	175,048	76.31	171,807	78.83	157,945	79.74	141,034	80.76
Consumer loans:
Home equity	15,886	6.21	19,475	8.49	18,096	8.11	10,590	5.35	12,234	7.01
Automobile	19,214	7.51	12,701	5.54	9,714	4.36	8,945	4.52	6,430	3.68
Secured personal	1,943	0.76	4,331	1.89	3,302	1.48	7,794	3.93	4,200	2.41
Unsecured personal	5,195	2.03	2,149.94		1,433.64		2,800	1.41	2,710	1.55
Deposit account	577	0.23	942.41		363.16		576.29		260.15
Other	--	--	--	--	153.07		48.02		47.03
Total consumer	42,815	16.74	39,598	17.27	33,061	14.82	30,753	15.52	25,881	14.82
Commercial business	12,110	4.74	14,737	6.42	14,167	6.35	9,392	4.74	7,713	4.42
Total loans receivable	255,682	100.00%	229,383	100.00%	219,035	100.00%	198,090	100.00%	174,628	100.00%
Less:
Undisbursed loans in process	8,310		8,142		6,819		9,452		4,249
Deferred fees and unearned discounts	(206)		131		188		188		268
Allowance for losses	1,940		1,676		1,478		1,218		1,316
Total net items	10,044		9,9498,485		8,485		10,858		5,833
Total loans receivable, net	$245,638		$219,434		$210,550		$187,232		$168,795
Loans held for sale	$3,670		$4,409		$4,008		$2,469		$2,619

NEXT PAGE

       The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.

	March 31,
	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$26,221	9.38%	$17,522	7.64%	$16,244	9.08%	$ 15,874	8.01%	$ 13,968	8.00%
Commercial and multi-family	16,010	6.18	14,446	6.30	14,143	6.34	13,019	6.57	11,294	6.47
Total real estate loans (1)	42,231	15.56	31,968	13.94	30,387	15.42	28,893	14.59	25,262	14.47
Consumer	35,695	13.05	30,506	13.30	27,092	12.14	27,911	14.09	22,353	12.80
Commercial business	4,657	3.27	7,653	3.34	7,026	3.15	4,327	2.18	5,656	3.24
Total fixed-rate loans	82,583	31.88	70,127	30.58	64,505	30.71	61,131	30.86	53,271	30.51
Adjustable-Rate loans:
Real Estate:
Residential	104,347	47.56	111,190	48.47	106,204	47.62	78,908	39.83	84,877	48.60
Commercial and multi-family	54,179	13.64	31,890	13.90	35,216	15.79	50,144	25.31	30,895	17.69
Total real estate loans (2)	158,526	61.20	143,080	62.37	141,420	63.41	129,052	65.15	115,772	66.30
Consumer	7,120	3.89	9,092	3.96	5,969	2.68	2,842	1.43	3,528	2.02
Commercial Business	7,453	3.03	7,084	3.09	7,141	3.20	5,065	2.56	2,057	1.18
Total adjustable-rate loans	173,099	68.12	159,256	69.42	154,530	69.29	136,959	69.14	121,357	69.49
Total loans receivable	255,682	100.00%	229,383	100.00%	219,035	100.00%	198,090	100.00%	174,628	100.00%
Less:
Undisbursed loans in process	8,310		8,142		6,819		9,452		4,249
Deferred fees and unearned	(206)		131		188		188		268
Allowance for losses	1,940		1,676		1,478		1,218		1,316
Total net items	10,044		9,949		8,485		10,858		5,833
Total loans receivable, net	$245,638		$219,434		$210,550		$187,232		$168,795

Loan held for sale	$3,670		$4,409		$4,008		$2,469		$2,619

(1) Includes residential real estate construction loans of $840,000, $295,000, $297,000, $1.0 million and $2.7 million, and commercial and multi-family real estate construction loans of $0, $0, $680,000, $1.1 million and $2.6 million at March 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(2) Includes residential real estate construction loans of $23.7 million, $25.1 million, $20.4 million, $12.2 million and $7.4 million, and commercial and multi-family real estate construction loans of $530,000, $1.2 million, $2.2 million, $4.6 million and $1.0 million at March 31, 2003, 2002, 2001, 2000 and 1999 respectively.

NEXT PAGE

Loan Maturity and Repricing

       The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31,2003, before net items. Loans that have been adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total

	AMOUNT	AMOUNT	AMOUNT

	(Dollars in Thousands)

Due during periods ending March 31,

2004	$24,451	$7,545	$31,996
2005 to 2008	654	4,518	5,172
After 2008	-	47	47

Totals	$25,105	$12,110	$37,215

       The total amount of loans in the above table due after March 31, 2004, which have fixed interest rates is $4.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $700,000.

One- to Four-Family Residential Real Estate Lending

       Our primary lending program is the origination of loans secured by one- to four-family residences, substantially all of which are located in our market areas. We evaluate both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one-to four-family residential real estate loans in amounts of 80% or less of the appraised value. In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less.

       In order to reduce our exposure to changes in interest rates, we originate and sell most of our 30-year fixed-rate, one-to four-family residential mortgage loans. For the year ended March 31, 2003, 28.4% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and document substantially all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 2003, $29.1 million (excluding $840,000 of residential construction loans) or 11.2%, of our one-to four-family residential mortgage loan portfolio consisted of fixed-rate mortgage loans.

NEXT PAGE

       Our current one-to four-family residential adjustable-rate mortgage loans ("ARM" loans) primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our primary one- to four-family ARM loan is the one year adjustable, we offer a residential ARM loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in our market area, we make one, three and five-year ARM loans at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. At March 31, 2003, residential ARM loans totaled $104.3 million, or 40.2%, of our total loans receivable before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial and Multi-Family Real Estate, and Construction Lending

       We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2003, commercial real estate, land and construction loans aggregated $76.7 million or 29.6% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

       Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge origination fees ranging from 1% to 2% on these loans. At March 31, 2003, we had $16.0 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

       At March 31, 2003, we had $530,000 million or 0.20% of our total loans receivable before net items invested in commercial construction loans compared to $1.2 million or 0.51% at March 31, 2002. At March 31, 2003, we had two commercial construction loans, the largest one having an outstanding balance of $350,000. These two loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

NEXT PAGE

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

       During fiscal 2003 lending rates declined. The Bank was actively pursuing commercial real estate loans in this lower rate environment while borrowers were seeking funding secured by commercial real estate. In a rising rate environment the volume of loans is likely to decline due to borrowers being unwilling to seek funding at higher interest rates.

       At March 31, 2003, we had 32 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $45.4 million. The largest relationship was to a single borrower for $2.6 million secured by a combination of multi-family and single family rental property, personal residence, improved land and residential construction.

       The following table presents information as to the Company's commercial real estate and construction lending portfolio as of March 31, 2003 by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	31	$17,850
Hotel and motel	7	5,739
Commercial and industrial buildings	83	17,951
Raw land	74	7,374
Church	5	1,172
Restaurant	9	2,569
Warehouse	16	8,527
Retail Store	25	5,414
School/Recreational	11	3,405
	261	70,001
Acquisition and construction financing:
Commercial and industrial buildings	1	188

Total	262	$70,189

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

Consumer Lending

       We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans. At March 31, 2003, we had $42.8 million or 16.5% of our total loans receivable before net items invested in consumer loans. With the exception of $6.0 million of home equity loans at March 31, 2003, our consumer loans have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are automobile loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

       We offer VISA credit card accounts. We presently charge no annual membership fee and an annual rate of interest of 15.98%. At March 31, 2003, 1,136 credit card accounts had been issued, with an aggregate outstanding balance of $389,000 and unused credit available of $2.7 million. The total unused credit available under our home equity loans was $7.0 million at March 31, 2003. Consumer loans do not include unused lines of credit on credit card accounts opened by us and lines of credit on home equity loans.

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

NEXT PAGE

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($51,000 at March 31, 2003), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

       We also originate commercial business loans. At March 31, 2003, we had $12.1 million in commercial business loans outstanding, representing 4.7% of our gross loan portfolio. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

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

       We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. An analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

Loan Originations, Purchases and Sales

       Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2003, substantially all of our real estate loans were secured by real estate located in our market area.

       Generally, we originate fixed-rate residential mortgage loans for sale in the secondary market and retain adjustable-rate mortgage loans for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

NEXT PAGE

        We have not purchased any loans during the last three fiscal years. Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

       The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate
- 1-4 family residential	$36,061	$27,407	$24,989
- commercial	19,856	27,419	--
Non-real estate - consumer	922	104	1,407
Total adjustable rate	56,839	54,930	26,396
Fixed Rate:
Real estate:
- 1-4 family - residential	90,728	76,111	59,763
- commercial	6,499	3,904	3,694
Non-real estate - consumer	15,149	23,021	21,294
Total fixed rate	112,376	103,036	84,751
Sales and Repayments:
Real estate loans	73,178	74,938	58,675
Principal repayments	69,928	64,951	15,035
Total reductions	143,106	139,889	73,710
Decrease in other items, net	95	(8,792)	(12,580)
Net increase	$26,204	$9,285	$24,857

NEXT PAGE

Delinquent and Problem Loans

     When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us. Historically, deficiencies have been cured promptly.

       The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2003. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)
Loans Delinquent for:
30-59 days	5	$533	--	$--	--	$--	35	$278	4	$99	44	$910
60-89 days	9	400	--	--	--	--	17	40	--	--	26	440
90 days and over	3	198	1	182	3	734	6	51	--	--	13	1,165
Total delinquent loans	17	$1,131	6	$182	3	$734	58	$369	55	$494	83	$2,515

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

       On the basis of management's review of our assets, at March 31, 2003, we had classified $1,896,000 of our assets as substandard, none as doubtful and none as loss. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern.

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

	March 31,
	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Non-accruing loans:
Commercial and Consumer	$ 51	$ 66	$ 531	$ 281	$ 92
Real Estate	1,114	76	437	159	1,074
Total non-accruing loans	1,165	142	968	440	1,166
Real estate acquired through foreclosure	674	794	188	831	352
Total non-performing assets	$1,839	$936	$1,156	$1,271	$1,518
Total as a percentage of total assets	.62%	.36%	.43%	.52%	.76%
Allowance for loan losses	$1,940	$1,676	$1,477	$1,218	$1,316

       Non-performing assets at March 31, 2003 were comprised primarily of residential construction properties delinquent 90 days or more. At March 31, 2003, the largest property in non-performing assets was a residential construction loan with an approximate value of $375,000. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

       For the year ended March 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amount

       Nonaccrual loans amounted to $1,165,198 at March 31, 2003. If interest on these loans had been accrued, such income would have approximated $80,000 for the year ended March 31, 2003, none of which is included in interest income.

NEXT PAGE

Other Loans Of Concern

       As of March 31, 2003, there were $3.4 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

       The $3.4 million in other loans of concern is comprised primarily of commercial real estate loans, which includes one commercial real estate loan in the amount of $1.2 million. While this loan is current as to interest and principal payments, we are closely monitoring its status due to prior slow payment history and a prior bankruptcy.

       Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

       We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 2003, our net increase in allowance for losses on loans was $264,000, due primarily to an increase in loans. At March 31, 2003, we had an allowance for loan losses of $1,940,000.

NEXT PAGE

       The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,

	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$1,676	$1,477	$1,218	$1,316	$1,117
Provision charged to operations	451	373	320	283	360
Charge-offs:
Residential real estate	20	147	112	288	100
Consumer	224	155	6	159	74
Recoveries:
Residential real Estate	23	69	25	59	6
Consumer	34	59	32	7	7
Net charge-offs	187	174	61	381	161
Balance at end of period	$1,940	$1,676	$1,477	$1,218	$1,316
Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.08%	0.03%	0.20%	0.10%

NEXT PAGE

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate	Construction	Consumer and Commercial Business	Total

	(Dollars in Thousands)
March 31,2003
Amount of loan loss allowance	$ 378	$ 532	$ 295	$ 735	$ 1,940
Loan amounts by category	127,774	51,548	25,105	54,925	259,352
Percent of loans in each category to total loans	49.26%	19.88%	9.68%	21.18%	100.00%

March 31, 2002
Amount of loan loss allowance	$ 377	$ 465	$ 267	$ 567	$ 1,676
Loan amounts by category	107,425	45,154	26,878	54,335	233,792
Percent of loans in each category to total loans	45.95%	19.31%	11.50%	23.24%	100.00%

March 31, 2001
Amount of loan loss allowance	$ 350	$ 409	$ 230	$ 488	$ 1,477
Loan amounts by category	105,257	46,514	23,507	47,909	223,187
Percent of loans in each category to total loans	47.16%	20.84%	10.53%	21.47%	100.00%

March 31, 2000
Amount of loan loss allowance	$ 238	$ 246	$ 136	$ 598	$ 1,218
Loan amounts by category	97,409	42,318	20,687	40,145	200,559
Percent of loans in each category to total loans	48.57%	21.10%	10.31%	20.02%	100.00%

March 31, 1999
Amount of loan loss allowance	$ 375	$ 306	$ 123	$ 512	$ 1,316
Loan amounts by category	91,396	38,545	13,712	33,594	177,247
Percent of loans in each category to total loans	51.56%	21.75%	7.74%	18.95%	100.00%

NEXT PAGE

Subsidiary Activities

       We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997 and began operations in June 1998. The primary business of Community First is to originate fixed-rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. For the year ended March 31, 2003, our mortgage banking subsidiary originated $72.4 million in fixed-rate mortgage loans for resell.

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

       Historically, we have maintained our liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of March 31, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.4%.

       The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2003
	Within 1 year	1 to 5 Years	Total Investment Securities
	Book Value	Book Value	Book Value	Market Value

Federal agency obligations	$ 500	$15,836	$16,336	$16,719
State agency obligations and commercial paper	860	3,833	4,693	4,952
Total investment securities	$1,360	$19,669	$21,029	$21,671
Weighted average yield (1)	5.59%	4.82%	4.87%	4.73%

(1) The weighted average yield is not computed on a tax equivalent basis.

Included in the above table are $15.0 million of securities that are callable in three years or less.

NEXT PAGE

       The following table sets forth the composition of our available for sale (at fair value) and held to maturity securities portfolios at the dates indicated.

	March 31,
	2003		2002		2001
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks:	$ 2,299	100.00%	$ 1,931	100.00%	$ 2,697	100.00%
Investment securities:
Federal agency obligations	$16,336	49.1%	$11,250	40.5%	$24,937	61.5%
State agencies and commercial paper	4,693	14.1	5,524	19.9	4,968	10.7
Freddie Mac common and preferred stock	10,523	31.6	8,399	30.2	8,421	20.3
Subtotal	31,552	94.9	25,173	90.6	38,326	92.5
FHLB stock	1,700	5.1	2,600	9.4	3,150	7.5
Total investment securities and FHLB stock	$33,252	100.00%	$27,773	100.00%	$41,476	100.00%
Average remaining life or term to repricing, excluding Freddie Mac common stock, FHLB stock and other marketable equity securities	4 Years		4 Years		3 Years

       During fiscal 2003, the market rates paid on investment securities decreased. During fiscal 2003, we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within one to three years from date of purchase.

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

       Deposits. We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular passbook accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or more jumbo certificates of deposit and individual retirement accounts. Certain of our jumbo certificates which have matured revert to a passbook rate and are reflected in the tables as passbook accounts. We do not solicit brokered deposits due to our ability historically to attract funds from our local markets or borrow from the FHLB at lower rates.

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	At March 31,
	2003	2002	2001
	(In Thousands)
Passbook and statement accounts	$ 56,178	$ 36,143	$ 14,414
NOW and Super NOW accounts	38,484	30,968	26,341
Money market accounts	24,080	13,416	9,009
One-to five-year fixed-rate certificates	122,506	91,076	92,610
Six-month and 91 day certificates	5,964	32,932	31,933
Total	$247,212	$204,535	$174,307

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

       The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2003	2002	2001
	(Dollars in Thousands)
Opening balance	$204,535	$174,307	$158,568
Net deposits (withdrawals)	35,943	24,342	8,033
Interest credited	6,734	5,886	7,706
Ending balance	247,212	204,535	174,307
Net increase	$ 42,677	$ 30,228	$ 15,739
Percent increase	20.87%	17.34%	9.93%

       During the fiscal years ended March 31, 2003, 2002 and 2001, we emphasized free checking accounts, offered a more competitive rate on savings accounts and remained competitive in regard to the rates offered by competitors. Due to these efforts we experienced an increase in both non-interest bearing demand and savings accounts during fiscal 2003. We may use borrowings from time to time as an alternative source of funds. See "- Borrowings."

NEXT PAGE

       The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,

	2003		2002		2001

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Deposit Category
Non-interest bearing demand deposits	$ 13,944	---%	$ 10,888	---%	$ 9,711	---%
Interest bearing demand deposits	39,079	1.48	28,488	2.19	26,717	2.57
Savings deposits	53,408	2.14	18,494	3.01	14,277	3.01
Time deposits	119,145	3.81	127,169	4.97	114,254	5.77
Total deposits	$225,576	2.79%	$185,039	4.03%	$164,959	4.67%

NEXT PAGE

       The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(Dollars in Thousands)
March 31, 2003	$5,595	$42,035	$70,013	$10,408	$419	$128,470
March 31, 2002	---	$22,640	$83,833	$14,186	$3,349	$124,008
March 31, 2001	---	---	$26,181	$26,325	$72,037	$124,543

       The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2003.

	Maturity
	3 Months or less	Over 3 Months thru 6 Months	Over 6 Months thru 12 Months	Over 12 Months	Total
	(Dollars In Thousands)
Certificates of deposit less than $100,000	$16,358	$12,254	$17,738	$56,163	$102,513
Certificates of deposit of $100,000 or more	3,456	2,424	3,817	16,260	25,957
Total certificates of deposit	$19,814	$14,678	$21,555	$72,423	$128,470

NEXT PAGE

Borrowings

       As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2003, we had $773,725 of securities sold under agreements to repurchase.

       We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

       The following table sets forth information as to the our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated. For additional information on our borrowings, see Note 7 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders which is incorporated by reference in Part II, Item 7 of this report.

	At March 31,

	2003	2002	2001

	(Dollars in Thousands)
Securities sold under agreements to repurchase	$ 774	$ 951	$ 4,422
FHLB advances	22,000	28,000	63,000
Total Borrowings	$22,774	$28,951	$67,422
Weighted average interest rate of borrowings	1.57%	1.94%	5.19%

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

       Regulatory Capital Requirements. Federally insured savings associations, such as Community Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders which is incorporated by reference in Part II, Item 7 of this report for information on our regulatory capital levels and applicable OTS requirements.

       The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements, which can impose limitations on the operations of the savings association.

NEXT PAGE

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

       Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2003, Community Bank met the test and has always met the test since its effective date.

       Any savings institution that fails to meet the QTL test must convert to a national bank, unless it requalifies as a QTL and thereafter remains a QTL. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See"-Holding Company Regulation."

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

NEXT PAGE

       Holding Company Regulation. Community Financial is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Federal and State Taxation

       Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now computed under the experience method. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2003, Community Bank's post-1987 excess reserves still to be recaptured amounted to approximately $211,000. This amount will be recaptured into taxable income ratably over the next year.

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

       To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2003, Community Bank's Excess for tax purposes totaled approximately $2.3 million.

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

NEXT PAGE

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

       P. Douglas Richard, age 59, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       R. Jerry Giles, age 54, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

       Chris P. Kyriakides, age 40, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

       Benny N. Werner, age 54, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

       Norman C. Smiley, III., age 41, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

       At March 31, 2003, we had a total of 140 employees, including 21 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

NEXT PAGE

Item 2. Description of Property

       The following table sets forth information at March 31, 2003, with respect to our offices, furniture and equipment.

       We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Leased Expiration	Gross Square Footage	Net Book Value at March 31, 2003
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$2,059,000
Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	658,000
Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	2,074	297,000
5300 Kemps River Drive Virginia Beach, Virginia	1997	2002	2,400	57,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	869,000
101 Community Way Staunton, Virginia	1999	2039	4,500	744,000
2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	73,000
21 Dick Huff Lane Verona, Virginia	2002	Owner	3,850	1,566,000
123 West Frederick Street Staunton, Virginia	2003	Owner	22,000	1,093,000
Community First Mortgage 9011 Arboretum Parkway Richmond, Virginia	1997	2003	1,800	49,000

       Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2003 was $372,520.

NEXT PAGE

Item 3. Legal Proceedings

       There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2003.

PART II

Item 5. Market for Common Equity and Related Security Holder Matters

       The information contained under the caption "Common Stock" on page 36 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

       The information under the caption "Management's Discussion and Analysis" on pages 5 through 12 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

       The Financial Statements on pages 13 through 34 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

       The information required by Item 304 of Regulation S-K was previously filed as part of the Company's Current Reports on Form 8-K filed on June 7, 2002, as amended on July 5, 2001.

NEXT PAGE

PART III

Item 9. Directors and Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

       Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

       Information concerning executive officers is set forth in Part I of this report under the caption "Executive Officers."

       Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (1))

Equity compensation plans approved by security holders	200,150	$11.73	35,400
Equity compensation plans not approved by security holders	0	0	0

Total	200,150	$11.73	35,400

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

Item 12. Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None
3.1	Amended and Restated Articles of Incorporation	*
3.2	Bylaws, as amended an currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificates	***
9	Voting trust agreement	None
10	Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement	*****
10.4	1996 Incentive Plan	*
10.5	Supplemental Executive Retirement Plan	***
10.6	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.7	Severance Agreement for R. Jerry Giles	10.7
10.8	Severance Agreement for Norman C. Smiley	10.8
10.9	Severance Agreement for Benny N. Werner	10.9
11	Statement re computation of per share earnings	None
13	Annual Report to Security Holders	13
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of Registrant	****
22	Published report regarding matters submitted to vote of security holders	None
23.1	Consent of Yount, Hyde & Barbour, P.C.	23.1
23.2	Consent of BDO Seidman	23.2
24	Power of Attorney	Not required
99.1	Audit Report of BDO Seidman	99.1
99.2	Certification pursuant to 906 of Sarbanes Oxley Act of 2002	99.2

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

*****Filed on August 14, 2002 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no. 000-18205), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the three-month period ended March 31, 2003.

Item 14. Controls and Procedures

       Under the supervision and with the participation of our management, including our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on the evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in, or corrective action taken regarding, our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

NEXT PAGE

SIGNATURES

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 30, 2003	By: /s/ P. Douglas Richard P. Douglas Richard (Duly Authorized Representative)

       In accordance with the requirements of the Securities Exchange Act of 1934, this Report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ P. Douglas Richard P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)	By: /s/ James R. Cooke, Jr. James R. Cooke, Jr. Chairman of the Board and Director
Date: June 30, 2003	Date: June 30, 2003
By: /s/ Jane C. Hickok Jane C. Hickok Vice Chairman of the Board and Director	By: /s/ Charles F. Andersen Charles F. Andersen Director
Date: June 30, 2003	Date: June 30, 2003
By: /s/ Dale C. Smith Dale C. Smith Director	By: /s/ Morgan N. Trimyer, Jr. Morgan N. Trimyer, Jr. Director
Date: June 30, 2003	Date: June 30, 2003
By: /s/ R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)	By: /s/ Charles W. Fairchilds Charles W. Fairchilds Director
Date: June 30, 2003	Date: June 30, 2003

NEXT PAGE

CERTIFICATIONS

I, P. Douglas Richard, Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Community Financial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

Date: June 30, 2003

/s/ P. Douglas Richard
P. Douglas Richard
President and Chief Executive Officer

NEXT PAGE

I, R. Jerry Giles, Principal Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Community Financial Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

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

Date: June 30, 2003

/s/ R. Jerry Giles
R. Jerry Giles
Senior Vice President and Chief Financial Officer

NEXT PAGE

INDEX TO EXHIBITS

Exhibit No.	Description
10.7	Severance Agreement for R. Jerry Giles
10.8	Severance Agreement for Norman C. Smiley
10.9	Severance Agreement for Benny N. Werner
13	Annual Report to Security Holders
23.1	Consent of Yount, Hyde & Barbour, P.C.
23.2	Consent of BDO Seidman
99.1	Audit Report of BDO Seidman
99.2	Certification pursuant to 906 of Sarbanes Oxley Act of 2002

END