Form 10QSB
period 2003-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2003-08-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 7, 2003: 2,074,847.

Transitional Small Business Disclosure Format (Check one):         Yes                     No

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2003	March 31 2003
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $2,133,000 at and $2,299,000)	$ 3,558,954	$ 4,836,129
Securities
Held to maturity	23,775,324	21,028,862
Available for sale	12,533,842	10,522,566
Restricted investment in Federal Home Loan Bank stock, at cost	1,400,000	1,700,000

Loans receivable, net of allowance for loan losses of $2,022,084 and $1,940,615	253,449,902	245,638,070
Loans held for sale	---	3,669,914
Real estate owned	530,787	719,935
Property and equipment, net	7,655,438	7,464,889
Accrued interest receivable
Loans	1,034,978	1,064,781
Investments	259,130	294,850
Prepaid expenses and other assets	2,483,610	1,051,313

Total Assets	$306,681,965	$297,991,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$248,852,815	$247,212,193
Advances from Federal Home Loan Bank	28,000,000	22,000,000
Securities sold under agreement to Repurchase	459,310	773,725
Advance payments by borrowers for taxes and insurance	55,646	185,416
Other liabilities	1,972,537	1,477,827

Total Liabilities	279,340,308	271,649,161

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,074,347 and 2,064,347 shares outstanding	20,743	20,643
Additional paid in capital	4,181,844	4,065,694
Retained earnings	21,155,002	20,343,660
Accumulated other comprehensive income	1,984,068	1,912,151
Total Stockholders' Equity	27,341,657	26,342,148

Total Liabilities and Stockholders' Equity	$306,681,965	$297,991,309

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2003	2002
	(Unaudited)
INTEREST INCOME
Loans	$3,977,608	$4,029,786
Investment securities	287,529	266,036
Other	160,097	139,721
Total interest income	4,425,234	4,435,543
INTEREST EXPENSE
Deposits	1,368,126	1,680,441
Borrowed money	89,856	129,474
Total interest expense	1,457,982	1,809,915

NET INTEREST INCOME	2,967,252	2,625,628

PROVISION FOR LOAN LOSSES	147,395	102,248

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,819,857	2,523,380

NONINTEREST INCOME
Service charges, fees and commissions	1,064,008	732,683
Gain on sale of subsidiary	241,066	---
Miscellaneous	101,743	26,956
Total noninterest income	1,406,817	759,639

NONINTEREST EXPENSE
Compensation & benefits	1,609,690	1,364,415
Occupancy	390,184	314,753
Data processing	313,329	236,092
Federal insurance premium	9,352	8,341
Miscellaneous	431,954	283,286
Total noninterest expense	2,754,509	2,206,887
INCOME BEFORE TAXES	1,472,165	1,076,132

INCOME TAXES	475,032	331,532

NET INCOME	$ 997,133	$ 744,600

BASIC EARNINGS PER SHARE	$ 0.48	$ 0.33
DILUTED EARNINGS PER SHARE	$ 0.47	$ 0.33
DIVIDENDS PER SHARE	$ 0.09	$ 0.08

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2003	2002
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 997,133	$ 744,600
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	147,395	102,248
Depreciation	206,685	175,067
Amortization of premium and accretion of discount on securities, net	3,538	5,013
Decrease in net deferred loan fees	(15,061)	(33,677)
Increase in deferred income taxes	14,001	488
Increase in other assets	(1,366,774)	(206,189)
Increase (decrease) in other liabilities	350,939	(661,598)
Gain on sale of subsidiary	(241,066)	---
Gain on sale of loans	(86,633)	(87,415)
Proceeds from sale of loans	22,675,246	15,008,326
Loans originated for resale	(24,745,863)	(14,983,592)
Net cash provided (absorbed) by operating activities	(2,060,460)	63,271

INVESTING ACTIVITIES

Proceeds from maturities of held to maturity securities	4,500,000	1,250,000
Purchases of investment securities	(9,145,625)	(5,731,355)
Net increase in loans	(3,816,129)	(5,628,318)
Purchases of property and equipment	(397,234)	(343,859)
Redemption of FHLB stock	300,000	---
Proceeds from sale of subsidiary	1,749,144	---
Decrease (increase) in Real Estate Owned	189,148	(9,694)
Net cash absorbed by investing activities	(6,620,696)	(10,463,226)
FINANCING ACTIVITIES
Dividends paid	(185,791)	(180,252)
Net increase in deposits	1,640,622	13,259,302
Proceeds from advances and other borrowed money	64,088,281	87,886,924
Repayments of advances and other borrowed money	(58,255,381)	(88,632,603)
Proceeds from issuance of common stock	116,250	58,390
Repurchase of common stock	---	(66,000)
Net cash provided (absorbed) by financing activities	7,403,981	12,325,761

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,277,175)	1,925,806

CASH AND CASH EQUIVALENTS-beginning of period	4,836,129	3,206,926

CASH AND CASH EQUIVALENTS-end of period	$3,558,954	$5,132,732

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

The accompanying consolidated financial statements include the accounts of Community Financial Corporation ("Community" or the "Company"), its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation, a wholly-owned subsidiary of the Bank ("First Mortgage"). Community First Mortgage Corporation was sold effective June 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

	For the Three Months Ended
	June 30, 2003			June 30, 2002
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per-Share Amount
Basic EPS
Income available to common stockholders	$997,133	2,067,973	$0.48	$744,600	2,253,477	$0.33
Effect of Dilutive Securities
Options	---	44,316		---	14,937
Diluted EPS
Income available to common stockholders	$997,133	2,112,289	$0.47	$744,600	2,268,414	$0.33

NEXT PAGE

Note 3. - Stock-Based Compensation Plan

At June 30, 2003, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in the quarter ended June 30, 2002; dividend rate of 2.78%, risk-free interest rate of 4.25%, expected lives of 10 years; and expected price volatility of 18.46%.

Year Ended March 31,	2003	2002

Net income, as reported	$997,133	$744,600
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	---	3,106

Pro forma net income	$997,133	$741,494
Earnings per share:
Basic - as reported	$ 0.48	$ 0.33
Basic - pro forma	0.48	0.33
Diluted - as reported	0.47	0.33
Diluted - pro forma	0.47	0.33

No options were granted in the first quarter of fiscal year 2004.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2003:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 4,614,000	1.50%	$23,313,000	7.58%	$18,699,000
Core Capital	12,305,000	4.00	23,313,000	7.58	11,008,000
Risk-based Capital	17,774,000	8.00	27,808,000	12.03	10,034,000

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

NEXT PAGE

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2003 and 2002 was $1,501,445 and $2,994,586, respectively. Total income taxes paid for the three months ended June 30, 2003 and 2002 was $19,810 and $59,493.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30
	2003	2002
(Amounts in thousands)
Net income	$ 997,133	$ 744,600
Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	71,917	(67,289)
	$1,069,050	$ 677,311

NEXT PAGE

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

The Company's total assets increased $8.7 million to $306.7 million at June 30, 2003 from $298.0 million at March 31, 2003 due primarily to increases in securities of $4.8 million and loans receivable of $7.8 million. The increase resulted from the Company's investment in securities to gain net interest income using Federal Home Loan Bank advances. Deposits increased $1.6 million to $248.9 million at June 30, 2003, from $247.2 million at March 31, 2003. The increase in deposits was due primarily to an increase in checking accounts of $3.9 million which was offset by a decrease in savings accounts of $1.8 million and money market accounts of $1.1 million. The increase in checking accounts was related to continuing marketing efforts.Stockholders' equity increased $1.0 million to $27.3 million at June 30, 2003, from $26.3 million at March 31, 2003, due primarily to earnings for the three month period ended June 30, 2003, a stock option exercise and an increase in the net unrealized gain on securities available for sale, which was partially offset by a payment of $0.09 per share in cash dividends.

At June 30, 2003, non-performing assets totaled approximately $1.8 million or .59% of assets compared to $1.8 million or .62% of assets at March 31, 2003. Non-performing assets at June 30, 2003 were comprised primarily of real estate 90 days or more past due. At June 30, 2003, our allowance for loan losses to non-performing loans was 111.6% and to total loans was .71%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowances for losses previously recorded.

As of June 30, 2003, there were also $2.9 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million which we are monitoring due to a prior bankruptcy. The loan is current as to principal and interest at June 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of reserves based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at June 30, 2003. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 12.6%.

At June 30, 2003, we had commitments to purchase or originate $1.4 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled $52.9 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, proceeds from the sale of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002.

General. Net income for the three months ended June 30, 2003 was $997,000 compared to $745,000 for the three months ended June 30, 2002, an increase of $252,000. Net income increased primarily as a result of a decrease in interest expense of $352,000, or 19.5% and an increase in non-interest income of $647,000, or 85.2% during the three months ended June 30, 2003 compared to the same period in 2002. The Company sold its mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter which accounted for $241,000 of the increase in non-interest income. The disposition of Community First is not expected to have a significant impact on the financial condition and net earnings of the Company. Return on equity for the three months ended June 30, 2003 was 14.77% compared to 11.06% for the three month period ended June 30, 2002. Return on assets was 1.40% for quarter ended June 30, 2003 compared to 1.10% for the same period in the previous fiscal year. The Company paid dividends to stockholders of $186,000 for the quarter ended June 30, 2003 compared to $180,000 for the June 30, 2002 quarter a dividend payout ratio of 18.6% and 24.2% respectively.

NEXT PAGE

Interest Income. Total interest income decreased by $10,000 to $4.4 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Lower yields for both investment securities and loans for the three months ended June 30, 2003 as compared to the period ended June 30, 2002 were due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 6.04% for the three months ended June 30, 2003 compared to 6.86% for the three months ended June 30, 2002.Average loans receivable increased $26.8 million or an 11.8% increase and average securities increased $7.6 million or a 24.2% increase compared to the June 30, 2002 quarter. Our interest spread increased by seven basis points to 3.90% for the first quarter ended June 30, 2003 compared to 3.83% for the same period in 2002.

Interest Expense. Total interest expense decreased by $352,000 to $1.5 million for the quarter ended June 30, 2003, from $1.8 million for the quarter ended June 30, 2002. Interest on deposits decreased by $312,000 to $1.4 million for the quarter ended June 30, 2003 from $1.7 million for the quarter ended June 30, 2002 due primarily to a 94 basis point decline in the average rate paid on deposits to 2.22%. Interest expense on borrowed money decreased by $40,000 to $90,000 for the quarter ended June 30, 2003, from $129,000 for the quarter ended June 30, 2002, primarily as a result of a decline in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 2.14% during the three months ended June 30, 2003 compared to 3.03% for the three months ended June 30, 2002.

Provision for Loan Losses. The provision for loan losses increased by $45,000 to $147,000 for the three months ended June 30, 2003, from $102,000 for the three months ended June 30, 2002. The increase in the provision for loan losses was attributable to both an increase in charge-offs on consumer loans and managements evaluation based on its internal loan classification system.

Noninterest Income. Noninterest income increased by $647,000 to $1.4 million for the three months ended June 30, 2003, from $760,000 for the three months ended June 30, 2002. The increase in non-interest income was due primarily to an increase in service charges, fees and commissions on the sale of mortgage loans in the secondary market by our mortgage-banking subsidiary as refinancing activity in our area remained strong as a result of the continuing low interest rate environment. The sale of the Company's mortgage-banking subsidiary, during the June 30, 2003 quarter also contributed to the increase in non-interest income.

Noninterest Expense. Noninterest expense increased by $548,000 to $2.8 million for the three months ended June 30, 2003 compared to the same period last year. Compensation and benefits increased by $326,000 to $1.6 million compared to the same period last year due primarily to the staffing of our new branch in Verona, Virginia. Miscellaneous expense increased by $149,000 to $432,000 during the June 30, 2003 quarter compared to the June 30, 2002 quarter due to the new branch in Verona and expenses related to increased loan volume.

Taxes. Taxes increased by $144,000 to $475,000 for the three months ended June 30, 2003, from $332,000 for the three months ended June 30, 2002. The effective tax rate increased from 30.8% for the June 30, 2002 quarter to 32.3% for the June 30, 2003 quarter.

NEXT PAGE

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

NEXT PAGE

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about Community Financial Corporation which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

Many of these forward-looking statements appear in this document in Management's Discussion and Analysis. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

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

Item 3. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") as of June 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure and control procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

NEXT PAGE

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            Not Applicable.

Item 2. Changes in Securities

            Not Applicable.

Item 3. Defaults Upon Senior Securities

            Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not Applicable.

Item 5. Other Information

            Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K
	a.	Exhibits: See Exhibit Index
	b.	Reports on Form 8-K: On May 15, 2003, the Company filed a Current Report of Form 8-K containing a press release announcing earnings for the fourth quarter and fiscal year ended March 31, 2003 and the date of the Registrant's annual meeting of shareholders.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: August 14, 2003	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None
3.1	Amended and Restated Articles of Incorporation and Bylaws	*
3.2	Bylaws, as amended an currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificates	***
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement	****
10.4	1996 Incentive Plan	*
10.5	Supplemental Executive Retirement Plan	***
10.6	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.7	Severance agreement for R. Jerry Giles	******
10.8	Severance agreement for Norman C. Smiley	******
10.9	Severance agreement for Benny N. Werner	******
11	Statement re computation of per share earnings (See Note 2 of the Notes to Unaudited Interim Consolidated Financial Statements contained in this Report	None
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	31.2
32	Rule 1350 Certification	32

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

*****Filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (file no. 000-18265), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

******Filed on June 30, 2003 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

NEXT PAGE