Form 10QSB
period 2003-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2003-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 10, 2003: 2,074,847.

Transitional Small Business Disclosure Format (Check one):         Yes                     No

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	March 31
	2003	2003
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,022,000 at and $2,299,000)	$ 1,698,398	$ 4,836,129
Securities
Held to maturity	24,110,273	21,028,862
Available for sale	14,211,356	10,522,566
Restricted investment in Federal Home Loan Bank stock, at cost	1,400,000	1,700,000
Loans receivable, net of allowance for loan losses of $2,116,592 and $1,940,615	256,274,744	245,638,070
Loans held for sale	---	3,669,914
Real estate owned	1,289,417	719,935
Property and equipment, net	7,531,079	7,464,889
Accrued interest receivable
Loans	1,012,258	1,064,781
Investments	330,909	294,850
Prepaid expenses and other assets	840,719	1,051,313

Total Assets	$308,699,153	$297,991,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$254,970,259	$247,212,193
Advances from Federal Home Loan Bank	24,000,000	22,000,000
Securities sold under agreement to Repurchase	1,008,658	773,725
Advance payments by borrowers for taxes and insurance	108,174	185,416
Other liabilities	1,119,445	1,477,827

Total Liabilities	281,206,536	271,649,161

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,074,847 and 2,064,347 shares outstanding	20,748	20,643
Additional paid in capital	4,187,839	4,065,694
Retained earnings	21,783,690	20,343,660
Accumulated other comprehensive income	1,500,340	1,912,151
Total Stockholders' Equity	27,492,617	26,342,148
Total Liabilities and Stockholders' Equity	$308,699,153	$297,991,309

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$3,847,052	$4,043,675	$7,824,660	$8,073,461
Investment securities	260,525	239,909	548,054	505,945
Other	214,258	144,121	374,355	283,842
Total interest income	4,321,835	4,427,705	8,747,069	8,863,248

INTEREST EXPENSE
Deposits	1,308,694	1,613,482	2,676,820	3,293,923
Borrowed money	66,187	129,750	156,043	259,224
Total interest expense	1,374,881	1,743,232	2,832,863	3,553,147

NET INTEREST INCOME	2,946,954	2,684,473	5,914,206	5,310,101

PROVISION FOR LOAN LOSSES	97,951	72,389	245,346	174,637

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,849,003	2,612,084	5,668,860	5,135,464

NONINTEREST INCOME
Service charges, fees and commissions	495,990	910,601	1,559,998	1,643,284
Gain on sale of subsidiary	---	---	241,066	---
Miscellaneous	96,181	38,133	197,924	65,089
Total noninterest income	592,171	948,734	1,998,988	1,708,373
NONINTEREST EXPENSE
Compensation ∓ benefits	1,181,752	1,439,132	2,791,442	2,803,547
Occupancy	345,272	336,786	735,456	651,539
Data processing	311,905	249,346	625,234	485,438
Federal insurance premium	9,786	8,819	19,138	17,160
Miscellaneous	400,102	423,730	832,056	707,016
Total noninterest expense	2,248,817	2,457,813	5,003,326	4,664,700

INCOME BEFORE TAXES	1,192,357	1,103,005	2,664,522	2,179,137

INCOME TAXES	356,234	335,072	831,266	666,604

NET INCOME	$ 836,123	$ 767,933	$1,833,256	$1,512,533

BASIC EARNINGS PER SHARE	$ 0.41	$ 0.34	$ 0.89	$ 0.67
DILUTED EARNINGS PER SHARE	$ 0.39	$ 0.34	$ 0.86	$ 0.67
DIVIDENDS PER SHARE	$ 0.10	$ 0.09	$ 0.19	$ 0.17

See accompanying notes to consolidated financial statement.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30
	2003	2002
	(Unaudited)

OPERATING ACTIVITIES
Net income	$1,833,256	$1,512,533
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	245,346	174,637
Depreciation	422,156	338,119
Amortization of premium and accretion of discount on securities, net	6,923	33,844
Increase(decrease)in net deferred loan fees	(176,906)	4,341
(Decrease)increase in deferred income taxes	41,585	(2,218)
Decrease in other assets	227,058	256
(Decrease) in other liabilities	(435,627)	(165,421)
Gain on sale of subsidiary	(241,066)	---
Gain on sale of loans	(86,633)	(115,277)
Proceeds from sale of loans	22,675,246	33,167,333
Loans originated for resale	(24,745,863)	(34,283,431)
Net cash provided (absorbed) by operating activities	(234,525)	664,716

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	6,162,861	3,750,000
Purchases of investment securities	(13,604,375)	(10,737,272)
Net(increase) in loans	(6,205,362)	(12,653,708)
Purchases of property and equipment	(458,015)	(1,486,974)
Redemption of FHLB stock	300,000	---
Proceeds from sale of subsidiary	1,749,144	---
Decrease(increase)in Real Estate Owned	(569,482)	232,726
Net cash(absorbed) by investing activities	(12,625,229)	(20,895,228)

FINANCING ACTIVITIES
Dividends paid	(393,226)	(383,515)
Net increase in deposits	7,758,066	19,288,472
Proceeds from advances and other borrowed money	102,097,670	171,474,529
Repayments of advances and other borrowed money	(99,862,737)	(169,242,116)
Proceeds from issuance of common stock	122,250	58,390
Repurchase of common stock	---	(66,000)
Net cash provided by financing activities	9,722,023	21,129,760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,137,731)	899,248

CASH AND CASH EQUIVALENTS-beginning of period	4,836,129	3,206,926

CASH AND CASH EQUIVALENTS-end of period	$1,698,398	$4,106,174

See accompanying notes to consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

At September 30, 2003, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in the quarter ended September 30, 2003; dividend rate of 2.78%, risk-free interest rate of 4.25%, expected lives of 10 years; and expected price volatility of 18.46%.

NEXT PAGE

Six Months Ended September 30,	2003	2002

Net income, as reported	$1,833,256	$1,512,533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	21,735	3,106

Pro forma net income	$1,811,521	$1,509,427

Earnings per share:
Basic - as reported	$ 0.89	$ 0.67
Basic - pro forma	0.87	0.67
Diluted - as reported	0.86	0.67
Diluted - pro forma	0.85	0.66

Three Months Ended September 30,	2003	2002

Net income, as reported	$ 836,123	$ 767,933
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	21,735	---

Pro forma net income	$ 814,388	$ 767,933

Earnings per share:
Basic - as reported	$ 0.41	$ 0.34
Basic - pro forma	0.39	0.34
Diluted - as reported	0.39	0.34
Diluted - pro forma	0.38	0.34

NOTE 3. - EARNINGS PER SHARE

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

NEXT PAGE

	For the Three Months Ended
	September 30, 2003			September 30,2002
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS
Income available to common stockholders	$836,123	2,074,662	$0.41	$767,933	2,253,477	$0.34
Effect of Dilutive Securities
Options	---	60,211		---	20,499
Diluted EPS
Income available to common stockholders	$836,123	2,134,873	$0.39	$767,933	2,273,976	$0.34

	For the Six Months Ended
	September 30, 2003			September 30,2002
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS
Income available to common stockholders	$1,833,256	2,071,336	$0.89	$1,512,533	2,253,311	$0.67
Effect of Dilutive Securities
Options	---	52,264		---	17,718
Diluted EPS
Income available to common stockholders	$1,833,256	2,123,600	$0.86	$1,512,533	2,271,029	$0.67

NEXT PAGE

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2003:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 4,655,000	1.50%	$24,154,000	7.78%	$19,499,000
Core Capital	12,414,000	4.00	24,154,000	7.78	11,740,000
Risk-based Capital	18,979,000	8.00	27,314,000	11.51	8,335,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2003 and 2002 was $2,861,112 and $4,729,964, respectively. Total income taxes paid for the six months ended September 30, 2003 and 2002 was $1,016,872 and $369,520.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the six-month periods ended September 30, 2003 and 2002:

NEXT PAGE

	Six months Ended September 30

	2003	2002

(Amounts in thousands)
Net income	$1,833,256	$1,512,533
Other comprehensive income, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains(losses) arising during the period	(411,811)	(134,618)
	$1,421,445	$1,377,915

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

            The Company's total assets increased $10.7 million to $308.7 million at September 30, 2003 from $298.0 million at March 31, 2003 due primarily to increases in securities of $6.8 million and loans receivable of $10.6 million. These increases were funded with deposits which increased $7.8 million and borrowings, which increased $2.0 million at September 30, 2003, from March 31, 2003. The increase in deposits was due primarily to an increase in checking accounts of $4.6 million and time deposits of $6.1 million which was offset by a decrease in savings accounts of $2.5 million and money market accounts of $500,000. Stockholders' equity increased $1.2 million to $27.5 million at September 30, 2003, from $26.3 million at March 31, 2003, due primarily to earnings for the six month period ended September 30, 2003 and stock option exercises. The increases to stockholders' equity was partially offset by payments of $0.19 per share in cash dividends and a decrease in the net unrealized gain on securities available for sale.

            At September 30, 2003, non-performing assets totaled approximately $2.7 million or .87% of assets compared to $1.8 million or .62% of assets at March 31, 2003. Non-performing assets at September 30, 2003 were comprised primarily of real estate 90 days or more past due. At September 30, 2003, our allowance for loan losses to non-performing loans was 154.2% and to total loans was .83%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

            As of September 30, 2003, there were also $3.9 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million which we are monitoring due to a prior bankruptcy. The loan is current as to principal and interest at September 30, 2003.

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

            We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of allowances based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at September 30, 2003. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.7%.

            At September 30, 2003, we had commitments to purchase or originate $16.0 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totaled $56.8 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

RESULTS OF OPERATIONS

            Three Months Ended September 30, 2003 and 2002.

            General. Net income for the three months ended September 30, 2003 was $836,000 compared to $768,000 for the three months ended September 30, 2002, an increase of $68,000. Net interest income increased $342,000, while non-interest income increased $262,000 during the three months ended September 30, 2003 compared to the same period in 2002. Return on equity for the three months ended September 30, 2003 was 12.20% compared to 11.21% for the three month period ended September 30, 2002. Return on assets was 1.09% for quarter ended September 30, 2003 compared to 1.10% for the same period in the previous fiscal year. The Company sold its mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter. The disposition of Community First is not expected to have a significant impact on the financial condition and net earnings of the Company.

            Interest Income. Total interest income decreased by $106,000 to $4.3 million for the three months ended September 30, 2003, from $4.4 million for the three months ended September 30, 2002, due to lower yields for both investment securities and loans for the three months ended September 30, 2003 as compared to the period ended September 30, 2002 offset by higher average loan and security balances. The decline in yields was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 5.89% for the three months ended September 30, 2003 compared to 6.59% for the three months ended September 30, 2002.

            Interest Expense. Total interest expense decreased by $368,000 to $1.4 million for the quarter ended September 30, 2003, from $1.7 million for the quarter ended September 30, 2002. Interest on deposits decreased by $305,000 to $1.3 million for the quarter ended September 30, 2003 from $1.6 million for the quarter ended September 30, 2002 due primarily to a 83 basis point decline in the average rate paid on deposits to 2.07% offset by higher average deposit balances. Interest expense on borrowed money decreased by $64,000 to $66,000 for the quarter ended September 30, 2003, from $130,000 for the quarter ended September 30, 2002, primarily as a result of a decline in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 2.00% during the three months ended September 30, 2003 compared to 2.79% for the three months ended September 30, 2002.

            Provision for Loan Losses. The provision for loan losses increased by $26,000 to $98,000 for the three months ended September 30, 2003, from $72,000 for the three months ended September 30, 2002.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances

NEXT PAGE

based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

            Noninterest Income. Noninterest income decreased by $357,000 to $592,000 for the three months ended September 30, 2003, from $949,000 for the three months ended September 30, 2002 due primarily to a reduction in fee income which was generated by the Bank's former mortgage loan subsidiary, Community First Mortgage Corporation.

            Noninterest Expense. Noninterest expense decreased by $209,000 to $2.2 million for the three months ended September 30, 2003 compared to the same period last year. The decline is attributable primarily to compensation and benefits, which decreased by $257,000 to $1.2 million compared to the same period last year, paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004, offset by the hiring of additional employees at our branch locations.

            Taxes. Taxes increased by $21,000 to $356,000 for the three months ended September 30, 2003, from $335,000 for the three months ended September 30, 2002. The effective tax rate decreased from 30.4% for the September 30, 2003 quarter to 29.9% for the September 30, 2003 quarter.

            Six Months Ended September 30, 2003 and 2002

            General. Net income for the six months ended September 30, 2003 increased to $1,833,000 compared to $1,513,000 for the six months ended September 30, 2002 due primarily to an increase in net interest income. Income before income taxes increased to $2.7 million for the six months ended September 30, 2002 from $2.2 million for the same period in the prior year. Net income for the six month period ended September 30, 2003 included the gain on the sale the Company's mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter.

            Interest Income. Total interest income decreased to $8.7 million for the six months ended September 30, 2002, from $8.9 million for the six months ended September 30, 2001, due primarily to a decrease in the yield on loans and securities during the period. The yield on loans and securities decreased from 6.42% to 5.96% for the same periods offset by higher average loan and security balances.

            Interest Expense. Total interest expense decreased to $2.8 million for the six months ended September 30, 2003, from $3.6 million for the six months ended September 30, 2002. Interest on deposits decreased to $2.7 million for the six months ended September 30, 2003, from $3.3 million for the same period last year due to a decrease in the average rate on deposit balances. The rate paid on deposits decreased from 2.81% for the six months ended September 30, 2002 to 2.14% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $156,000 for the six months ended September 30, 2003 from $259,000 for the six months ended September 30, 2002, due to both a decrease in the average outstanding balance on borrowings and a decrease

NEXT PAGE

in the average rate on borrowing balances. The average balance on borrowings decreased from $27.9 million for the six months ended September 30, 2002 to $23.8 million for the current six month period. The average rate paid on borrowings decreased from 1.88% for the six months ended September 30, 2002 to 1.34% for the six month period ended September 30, 2003.

            Provision for Loan Losses. The provision for loan losses increased to $245,000 for the six months ended September 30, 2003, from $174,000 for the same period last year. The change in the provision for loan losses is the same as described above.

            Noninterest Income. Noninterest income increased to $2.0 million for the six months ended September 30, 2003, from $1.7 million for the six months ended September 30, 2002, due primarily to the sale of the Company's mortgage-banking subsidiary, during the quarter ended June 30, 2003 and an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank. The increase was offset by a decrease in service charges, fees and commissions on the sale of mortgage loans in the secondary market related to the sale of the mortgage banking subsidiary.

            Noninterest Expenses. Noninterest expenses increased $339,000 for the six months ended September 30, 2003, compared to the same period last year. Data processing expenses increased by $140,000 to $625,000 compared to the same period last year due to increased maintenance costs and additional products. Compensation and benefits decreased by $12,000 to $2.8 million compared to the same period last year. The decline in compensation and benefits resulting from the absence of commissions paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004 was offset by the hiring of additional employees at our branch locations.

            Taxes. Taxes increased to $831,000 for the six months ended September 30, 2003, from $667,000 for the six months ended September 30, 2002. The effective tax rate increased from 30.6% for the September 30, 2002 period to 31.2% for the same period ended September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial

NEXT PAGE

statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.

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

NEXT PAGE

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

ITEM 3. CONTROLS AND PROCEDURES

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to

NEXT PAGE

be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            Not Applicable.

Item 3. Defaults Upon Senior Securities

            Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held an annual meeting of stockholders on July 30, 2003. The following directors were elected at the meeting: P. Douglas Richard, Morgan N. Trimyer, Jr. James R. Cooke, Jr. The following directors term of office continued after the meeting: Charles F. Andersen, M.D., Charles W. Fairchilds, Jane C. Hickok and Dale C. Smith.

            The matters voted on at the Meeting were

                        (1) The election of three directors

	For	Withheld
P. Douglas Richard	1,724,983	12,382
Morgan N. Trimyer, Jr.	1,733,395	3,382
James R. Cooke, Jr. D.D.S.	1,731,983	4,794

                        (2) Approval of 2003 Stock Option and Incentive Plan

For	1,606,618
Against	118,174
Abstain	11,985

Item 5. Other Information

            Not Applicable.

NEXT PAGE

Item 6. Exhibits and Reports on Form 8-K

            a. Exhibits: See Exhibit Index

            b. None

NEXT PAGE

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 10, 2003
	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquid, or succession	None
3.1	Amended and Restated Articles of Incorporation and Bylaws	*
3.2	Bylaws, as amended an currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificates	***
9	Voting Trust Agreement	None
10	Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement for P. Douglas Richard	*****
10.4	1996 Incentive Plan	*
10.5	Supplemental Executive Retirement Plan	***
10.6	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.7	Severance agreement for R. Jerry Giles	******
10.8	Severance agreement for Norman C. Smiley	******
10.9	Severance agreement for Benny N. Werner	******
11	Statement re computation of per share earnings	None
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2
32	Rule 1350 Certification	32
*	Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**	Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

***	Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

****	Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*****	Filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (file no. 000-18265), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

******	Filed on June 30, 2003 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.