Form 10QSB
period 2003-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2004-02-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.  Yes    No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 10, 2004: 2,076,347.

Transitional Small Business Disclosure Format (Check one):         Yes                     No

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Item 1. Consolidated Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31	March 31
	2003	2003
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $2,242,000 at and $2,299,000)	$ 4,855,518	$ 4,836,129
Securities
Held to maturity	25,141,424	21,028,862
Available for sale	14,200,376	10,522,566
Restricted investment in Federal Home Loan Bank stock, at cost	1,700,000	1,700,000
Loans receivable, net of allowance for loan losses of $2,210,949 and $1,940,615	265,099,298	245,638,070
Loans held for sale	---	3,669,914
Real estate owned	972,008	719,935
Property and equipment, net	7,407,342	7,464,889
Accrued interest receivable
Loans	994,636	1,064,781
Investments	255,723	294,850
Prepaid expenses and other assets	793,464	1,051,313

Total Assets	$321,419,789	$297,991,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$256,905,980	$247,212,193
Advances from Federal Home Loan Bank	34,000,000	22,000,000
Securities sold under agreement to Repurchase	156,937	773,725
Advance payments by borrowers for taxes and insurance	84,491	185,416
Other liabilities	2,163,244	1,477,827

Total Liabilities	293,310,652	271,649,161

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,074,847 and 2,064,347 shares outstanding	20,748	20,643
Additional paid in capital	4,187,839	4,065,694
Retained earnings	22,404,067	20,343,660
Accumulated other comprehensive income	1,496,483	1,912,151
Total Stockholders' Equity	28,109,137	26,342,148
Total Liabilities and Stockholders' Equity	$321,419,789	$297,991,309

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$3,873,516	$4,038,803	$11,698,176	$12,112,264
Investment securities	266,501	268,809	814,555	774,754
Other	236,527	154,525	610,882	438,367
Total interest income	4,376,544	4,462,137	13,123,613	13,325,385

INTEREST EXPENSE
Deposits	1,271,128	1,532,896	3,947,948	4,826,819
Borrowed money	86,579	121,116	242,622	380,340
Total interest expense	1,357,707	1,654,012	4,190,570	5,207,159

NET INTEREST INCOME	3,018,837	2,808,125	8,933,043	8,118,226

PROVISION FOR LOAN LOSSES	151,825	57,649	397,171	232,286

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,867,012	2,750,476	8,535,872	7,885,940

NONINTEREST INCOME
Service charges, fees and commissions	577,690	945,551	2,137,688	2,588,835
Gain on sale of subsidiary	---	---	241,066	---
Miscellaneous	30,037	48,788	227,961	113,877
Total noninterest income	607,727	994,339	2,606,715	2,702,712
NONINTEREST EXPENSE
Compensation & benefits	1,201,515	1,509,488	3,992,957	4,313,035
Occupancy	320,668	344,017	1,056,124	995,556
Data processing	336,647	269,800	961,881	755,238
Federal insurance premium	9,431	9,198	28,569	26,358
Miscellaneous	425,389	438,119	1,257,445	1,145,135
Total noninterest expense	2,293,650	2,570,622	7,296,976	7,235,322

INCOME BEFORE TAXES	1,181,089	1,174,193	3,845,611	3,353,330

INCOME TAXES	353,177	360,575	1,184,443	1,027,179

NET INCOME	$ 827,912	$ 813,618	$2,661,168	$2,326,151

BASIC EARNINGS PER SHARE	$ 0.40	$ 0.39	$ 1.28	$ 1.06
DILUTED EARNINGS PER SHARE	$ 0.39	$ 0.38	$ 1.25	$ 1.05
DIVIDENDS PER SHARE	$ 0.10	$ 0.09	$ 0.29	$ 0.26

See accompanying notes to unaudited interim consolidated financial statement.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31
	2003	2002
	(Unaudited)

OPERATING ACTIVITIES
Net income	$2,661,168	$2,326,151
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	397,171	232,286
Depreciation	623,943	536,835
Amortization of premium and accretion of discount on securities, net	10,555	38,149
Increase in net deferred loan fees	18,466	(15,435)
(Decrease) increase in deferred income taxes	52,840	(12,859)
Decrease (increase) in other assets	367,121	(138,015)
Increase (decrease) in other liabilities	787,641	(617,871)
Gain on sale of subsidiary	(241,066)	---
Gain on sale of loans	(86,633)	(190,384)
Proceeds from sale of loans	22,675,246	54,081,822
Loans originated for resale	(24,745,863)	(54,444,740)
Net cash provided (absorbed) by operating activities	2,520,589	1,795,939

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	11,131,790	5,750,000
Purchases of investment securities	(19,604,375)	(13,324,528)
Net (increase) in loans	(16,007,466)	(11,668,724)
Purchases of property and equipment	(566,396)	(2,258,168)
Proceeds from sale of subsidiary	1,749,144	---
Redemption of FHLB stock	---	900,000
Decrease (increase) in Real Estate Owned	(252,073)	58,093
Net cash (absorbed) by investing activities	(23,549,376)	(20,543,327)

FINANCING ACTIVITIES
Dividends paid	(600,761)	(568,811)
Net increase in deposits	9,693,787	28,671,490
Proceeds from advances and other borrowed money	128,675,467	257,219,365
Repayments of advances and other borrowed money	(116,842,567)	(261,515,503)
Proceeds from issuance of common stock	122,250	58,390
Repurchase of common stock	---	(2,426,745)
Net cash provided by financing activities	21,048,176	21,438,186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,389	2,690,798

CASH AND CASH EQUIVALENTS-beginning of period	4,836,129	3,206,926

CASH AND CASH EQUIVALENTS-end of period	$4,855,518	$5,897,724

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

At December 31, 2003, the Corporation had a stock-based employee compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in the quarter ended December 31, 2003; dividend rate of 2.78%, risk-free interest rate of 4.25%, expected lives of 10 years; and expected price volatility of 18.46%.

NEXT PAGE

Nine Months Ended December 31,	2003	2002

Net income, as reported	$2,661,168	$2,326,151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	271,314	3,106

Pro forma net income	$2,389,854	$2,323,045

Earnings per share:
Basic - as reported	$ 1.28	$ 1.06
Basic - pro forma	1.15	1.06
Diluted - as reported	1.25	1.05
Diluted - pro forma	1.12	1.05

Three Months Ended December 31,	2003	2002

Net income, as reported	$ 827,912	$ 813,618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	249,568	---

Pro forma net income	$ 578,344	$ 813,618

Earnings per share:
Basic - as reported	$ 0.40	$ 0.39
Basic - pro forma	0.28	0.39
Diluted - as reported	0.39	0.38
Diluted - pro forma	0.27	0.38

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

NEXT PAGE

	For the Three Months Ended
	December 31, 2003			December 31,2002
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS
Income available to common stockholders	$827,912	2,074,847	$0.40	$813,618	2,104,611	$0.39
Effect of Dilutive Securities
Options	---	69,289		---	22,084
Diluted EPS
Income available to common stockholders	$827,912	2,144,136	$0.39	$813,618	2,126,695	$0.38

	For the Nine Months Ended
	December 31, 2003			December 31, 2002
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS
Income available to common stockholders	$2,661,168	2,072,511	$1.28	$2,326,151	2,203,564	$1.06
Effect of Dilutive Securities
Options	---	57,939		---	19,173
Diluted EPS
Income available to common stockholders	$2,661,168	2,130,450	$1.25	$2,326,151	2,222,737	$1.05

NEXT PAGE

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2003:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 4,827,000	1.50%	$24,956,000	7.75%	$20,129,000
Core Capital	12,873,000	4.00	24,956,000	7.75	12,083,000
Risk-based Capital	19,462,000	8.00	28,212,000	11.60	8,750,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2003 and 2002 was $3,277,944 and $6,388,328, respectively. Total income taxes paid for the nine months ended December 31, 2003 and 2002 was $1,308,369 and $1,232,871.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the nine-month periods ended December 31, 2003 and 2002:

NEXT PAGE

	Nine months Ended December 31

	2003	2002

(Amounts in thousands)
Net income	$2,661,168	$2,326,151
Other comprehensive income, net of tax
Unrealized (losses) on securities:
Unrealized holding (losses) arising during the period	(415,668)	(225,861)
Total comprehensive income	$2,245,500	$2,100,290

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

The Company's total assets increased $23.4 million to $321.4 million at December 31, 2003 from $298.0 million at March 31, 2003 due to increases in securities of $7.8 million and loans receivable of $15.8 million. These increases were funded with deposits which increased $9.7 million and borrowings which increased $11.4 million at December 31, 2003, from March 31, 2003. The increase in deposits was due to an increase in checking accounts of $7.2 million and time deposits of $6.9 million which was offset by a decrease in savings accounts of $3.5 million and money market accounts of $900,000. Stockholders' equity increased $1.8 million to $28.1 million at December 31, 2003, from $26.3 million at March 31, 2003, due to earnings for the nine month period ended December 31, 2003 and stock option exercises. The increases to stockholders' equity was partially offset by payments of $0.29 per share in cash dividends and a decrease in the net unrealized gain on securities available for sale.

At December 31, 2003, non-performing assets totaled approximately $1.8 million or .58% of assets compared to $1.8 million or .63% of assets at March 31, 2003. Non-performing assets at December 31, 2003 were comprised primarily of foreclosed real estate and repossessed assets which totaled $972,000. At December 31, 2003, our allowance for loan losses to non-performing loans was 117.8% and to total loans was .83%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2003, there were also $3.3 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of commercial real estate loans. Included in the commercial real estate loans of concern was a loan to one borrower in the amount of $1.2 million which we are monitoring due to a prior bankruptcy. The loan is current as to principal and interest at December 31, 2003.

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

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of allowances based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at December 31, 2003. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.4%.

At December 31, 2003, we had commitments to purchase or originate $9.8 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $33.6 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and 2002.

General. Net income for the three months ended December 31, 2003 was $828,000 compared to $814,000 for the three months ended December 31, 2002, an increase of $14,000. Net interest income increased $211,000, while non-interest income decreased $387,000 during the three months ended December 31, 2003 compared to the same period in 2002. Return on equity for the three months ended December 31, 2003 was 11.93% compared to 12.42% for the three month period ended December 31, 2002. Return on assets was 1.05% for quarter ended December 31, 2003 compared to 1.08% for the same period in the previous fiscal year. The Company sold its mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter. The disposition of Community First is not expected to have a significant impact on the financial condition or net earnings of the Company.

Interest Income. Total interest income decreased by $86,000 to $4.4 million for the three months ended December 31, 2003, from $4.5 million for the three months ended December 31, 2002, due to lower yields for both investment securities and loans for the three months ended December 31, 2003 as compared to the period ended December 31, 2002, offset by higher average loan and security balances. The decline in yields was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 5.81% for the three months ended December 31, 2003 compared to 6.43% for the three months ended December 31, 2002.

Interest Expense. Total interest expense decreased by $296,000 to $1.4 million for the quarter ended December 31, 2003, from $1.7 million for the quarter ended December 31, 2002. Interest on deposits decreased by $262,000 to $1.3 million for the quarter ended December 31, 2003 from $1.5 million for the quarter ended December 31, 2002 due to a 67 basis point decline in the average rate paid on deposits to 1.97% offset by higher average deposit balances. Interest expense on borrowed money decreased by $35,000 to $87,000 for the quarter ended December 31, 2003, from $121,000 for the quarter ended December 31, 2002, as a result of a decline in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 1.89% during the three months ended December 31, 2003 compared to 2.54% for the three months ended December 31, 2002 offset by higher average deposit balances.

Provision for Loan Losses. The provision for loan losses increased by $94,000 to $152,000 for the three months ended December 31, 2003, from $58,000 for the three months ended December 31, 2002. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances

NEXT PAGE

based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income decreased by $387,000 to $608,000 for the three months ended December 31, 2003, from $994,000 for the three months ended December 31, 2002 due to a reduction in fee income which was generated by the Bank's former mortgage loan subsidiary, Community First Mortgage Corporation.

Noninterest Expense. Noninterest expense decreased by $277,000 to $2.3 million for the three months ended December 31, 2003 compared to the same period last year. The decline is attributable to compensation and benefits, which decreased by $308,000 to $1.2 million compared to the same period last year, paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004, offset by the hiring of additional employees at our branch locations.

Taxes. Taxes decreased by $7,000 to $353,000 for the three months ended December 31, 2003, from $360,000 for the three months ended December 31, 2002. The effective tax rate decreased from 30.7% for the December 31, 2003 quarter to 29.9% for the December 31, 2003 quarter.

            Nine Months Ended December 31, 2003 and 2002

General. Net income for the nine months ended December 31, 2003 increased to $2,661,000 compared to $2,326,000 for the nine months ended December 31, 2002 due to an increase in net interest income. Net income for the nine month period ended December 31, 2003 included a $241,000, before taxes, gain on the sale the Company's mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter.

Interest Income. Total interest income decreased to $13.1 million for the nine months ended December 31, 2002, from $13.3 million for the nine months ended December 31, 2001, due to a decrease in the yield on loans and securities during the period. The yield on loans and securities decreased from 6.65% to 5.91% for the same periods, offset by higher average loan and security balances.

Interest Expense. Total interest expense decreased to $4.2 million for the nine months ended December 31, 2003, from $5.2 million for the nine months ended December 31, 2002. Interest on deposits decreased to $3.9 million for the nine months ended December 31, 2003, from $4.8 million for the same period last year due to a decrease in the average rate on deposit balances. The rate paid on deposits decreased from 2.91% for the nine months ended December 31, 2002 to 1.95% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $243,000 for the nine months ended December 31, 2003 from $380,000 for the nine months ended December 31, 2002, due to both a decrease in the average outstanding balance on borrowings and a decrease

NEXT PAGE

in the average rate on borrowing balances. The average balance on borrowings decreased from $27.5 million for the nine months ended December 31, 2002 to $25.0 million for the current nine month period. The average rate paid on borrowings decreased from 1.84% for the nine months ended December 31, 2002 to 1.29% for the nine month period ended December 31, 2003.

Provision for Loan Losses. The provision for loan losses increased to $397,000 for the nine months ended December 31, 2003, from $232,000 for the same period last year. The change in the provision for loan losses is the same as described above.

Noninterest Income. Noninterest income decreased to $2.6 million for the nine months ended December 31, 2003, from $2.7 million for the nine months ended December 31, 2002, due to a reduction in fee income which was generated by the Bank's former mortgage loan subsidiary, Community First Mortgage Corporation. The subsidiary was sold during the quarter ended June 30, 2003. The reduction in fee income was offset by an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank.

Noninterest Expenses. Noninterest expenses increased $62,000 for the nine months ended December 31, 2003, compared to the same period last year. The increase is attributable to an increase in data processing expenses which increased by $207,000 to $962,000 compared to the same period last year due to increased maintenance costs and additional products. Compensation and benefits decreased by $320,000 to $4.0 million compared to the same period last year. The decline in compensation and benefits resulted from the absence of commissions paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004 partially offset by the hiring of additional employees at our branch locations.

Taxes. Taxes increased to $1,184,000 for the nine months ended December 31, 2003, from $1,027,000 for the nine months ended December 31, 2002. The effective tax rate increased from 30.6% for the December 31, 2002 period to 30.8% for the same period ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company's consolidated financial position or consolidated results of operations in the future.

NEXT PAGE

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

In November 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003.

In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

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

NEXT PAGE

ITEM 3. CONTROLS AND PROCEDURES

            An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2003, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 12, 2004
	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Amended and Restated Articles of Incorporation and Bylaws	*
3.2	Bylaws, as amended an currently in effect	**
4	Instruments defining the rights of security holders, including indentures: Common Stock Certificates	***
10	Material contracts:
10.1	Stock Option and Incentive Plan	****
10.2	Employment Agreement for P. Douglas Richard	**
10.3	Amendment No. One and Two to the Employment Agreement for P. Douglas Richard	*****
10.4	1996 Incentive Plan	*
10.5	Supplemental Executive Retirement Plan	***
10.6	Employment Agreement for Chris P. Kyriakides, as amended	*****
10.7	Severance agreement for R. Jerry Giles	******
10.8	Severance agreement for Norman C. Smiley	******
10.9	Severance agreement for Benny N. Werner	******
11	Statement re computation of per share earnings (see footnote three to the financial statements filed with this report)	None
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2
32	Rule 1350 Certification	32
*	Filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement (File Number 000-18265) on Schedule 14A. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**	Filed on November 14, 2000 as Exhibits to the Registrant's Quarterly Report on Form 10-QSB (file no, 000-18205), for the quarter ended September 30, 2000. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

***	Filed on June 29, 2000, as Exhibit 10 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

****	Filed on May 19, 1989 as exhibits to the Registrant's Registration Statement No. 33-28817 on Form S-4. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*****	Filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (file no. 000-18265), for the quarter ended June 30, 2002. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

******	Filed on June 30, 2003 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.