Form 10KSB
period 2004-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2004-06-29
CIK 850606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number 0-18265.

COMMUNITY FINANCIAL CORPORATION

(Exact Name of Small Business Issuer as Specified in our Charter)
Virginia (State or other jurisdiction of incorporation or organization)	54-1532044 (I.R.S. Employer Identification No.)

38 North Central Avenue, Staunton, Virginia (Address of principal executive offices)	24401 (Zip Code)

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

NEXT PAGE

       The Issuer had $20,748,773 in gross income for the fiscal year ended March 31, 2004.

       As of June 1, 2004, there were issued and outstanding 2,078,906 shares of the Issuer's Common Stock. The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock as of June 1, 2004, was approximately $40.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

NEXT PAGE

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2003.

Part III of Form 10-KSB--Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:
Yes      No

NEXT PAGE

PART I

Item 1.  Description of Business

General

         Community Financial Corporation ("Community" or the "Company") is a Virginia corporation, which owns Community Bank (the "Bank" or "Community Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. References throughout this Form 10-KSB to the Company generally include the Bank, unless the context otherwise requires. Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq Stock Market under the symbol "CFFC." In November, 1997 Community Bank established Community First Mortgage Corporation ("Community First"), a wholly owned mortgage banking subsidiary to originate and sell mortgage loans. Community First was sold on June 30, 2003.

         Community and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and our deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.At March 31, 2004, Community had $336.9 million in assets, deposits of $260.2 million and stockholders' equity of $29.3 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona and Virginia Beach, Virginia.

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

NEXT PAGE

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

NEXT PAGE

Lending Activities

         General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial and multi-family real estate with an emphasis on multi-family housing. We make construction loans secured by commercial and multi-family real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia.

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

         Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. The Board of Directors has authorized loan limits for individual loan officers depending on the types of loans being approved. One-to four-family real estate loans not exceeding $350,000 and commercial and multi-family real estate loans not exceeding $225,000 or less may be approved by the President of the Bank. All mortgage loans in excess of $750,000 must be approved by the Board of Directors. Consumer loans in excess of $175,000 on a secured basis and $50,000 on an unsecured basis require the approval of three members of senior management. Loans in excess of individual loan officer or collective senior management loan authority but less than $750,000 must be approved by a majority of our Loan Committee. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

         The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2004, the maximum amount which the Bank could have loaned to one borrower and the borrower's

NEXT PAGE

related entities or invested in any one project was approximately $4.4 million. At March 31, 2004, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $3.8 million. The bank had only five borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2004, in excess of $3.0 million, all of which loans are performing in accordance to their payment terms.

         Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$121,143	41.50%	$124,104	48.54%	$103,016	44.91%	$101,786	47.43%	$ 94,940	47.94%
Commercial and multi-family	73,107	25.04	51,548	20.16	45,154	19.68	46,514	20.86	42,318	21.36
Construction	25,321	8.68	25,105	9.82	26,878	11.72	23,507	10.54	20,687	10.44
Total real estate	219,571	75.22	200,757	78.52	175,048	76.31	171,807	78.83	157,945	79.74
Consumer Loans:
Home equity	14,557	4.99	15,886	6.21	19,475	8.49	18,096	8.11	10,590	5.35
Automobile	31,297	10.72	19,214	7.51	12,701	5.54	9,714	4.36	8,945	4.52
Secured personal	2,241	0.77	1,943	0.76	4,331	1.89	3,302	1.48	7,794	3.93
Unsecured personal	7,332	2.51	5,195	2.03	2,149.94		1,433.64		2,800	1.41
Deposit account	512	0.18	577	0.23	942.41		363.16		576.29
Other	--	--	--	--	--	--	153.07		48.02
Total consumer	55,939	19.17	42,815	16.74	39,598	17.27	33,061	14.82	30,753	15.52
Commercial business	16,361	5.61	12,110	4.74	14,737	6.42	14,167	6.35	9,392	4.74
Total loans receivable	291,871	100.00%	255,682	100.00%	229,383	100.00%	219,035	100.00%	198,090	100.00%
Less:
Undisbursed loans in process	10,480		8,310		8,142		6,819		9,452
Deferred fees and unearned discounts	(556)		(206)		131		188		188
Allowance for losses	2,646		1,940		1,676		1,478		1,218
Total net items	12,570		10,044		9,949		8,485		10,858
Total loans receivable, net	$279,301		$245,638		$219,434		$210,550		$187,232

Loans held for sale	$--		$3,670		$4,409		$4,008		$2,469

NEXT PAGE

         The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$27,775	9.52%	$26,221	9.38%	$17,522	7.64%	$16,244	9.08%	$15,874	8.01%
Commercial and multi-family	11,482	3.93	16,010	6.18	14,446	6.30	14,143	6.34	13,019	6.57
Total real estate loans (1)	39,257	14.73	42,231	15.56	31,968	13.94	30,387	15.42	28,893	14.59
Consumer	42,990	16.38	35,695	13.05	30,506	13.30	27,092	12.14	27,911	14.09
Commercial business	6,218	2.13	4,657	3.27	7,653	3.34	7,026	3.15	4,327	2.18
Total fixed-rate loans	88,465	30.31	82,583	31.88	70,127	30.58	64,505	30.71	61,131	30.86
Adjustable-Rate loans:
Real Estate:
Residential	116,709	39.98	104,347	47.56	111,190	48.47	106,204	47.62	78,908	39.83
Commercial and multi-family	63,605	21.79	54,179	13.64	31,890	13.90	35,216	15.79	50,144	25.31
Total real estate loans (2)	180,314	61.77	158,526	61.20	143,080	62.37	141,420	63.41	129,052	65.15
Consumer	12,949	4.44	7,120	3.89	9,092	3.96	5,969	2.68	2,842	1.43
Commercial Business	10,143	3.48	7,453	3.03	7,084	3.09	7,141	3.20	5,065	2.56
Total adjustable-rate loans	203,406	69.69	173,099	68.12	159,256	69.42	154,530	69.29	136,959	69.14
Total loans receivable	291,871	100.00%	255,682	100.00%	229,383	100.00%	219,035	100.00%	198,090	100.00%
Less:
Undisbursed loans in process	10,480		8,310		8,142		6,819		9,452
Deferred fees and unearned	(556)		(206)		131		188		188
Allowance for losses	2,646		1,940		1,676		1,478		1,218
Total net items	12,570		10,044		9,949		8,485		10,858
Total loans receivable, net	$279,301		$245,638		$219,434		$210,550		$187,232

Loans held for sale	$--		$3,670		$4,409		$4,008		$2,469
(1)	Includes residential real estate construction loans of $643,000, $840,000, $295,000, $297,000, and $1.0 million, and commercial and multi-family real estate construction loans of $0, $0, $0, $680,000, and $1.1 million at March 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(2)	Includes residential real estate construction loans of $22.7 million, $23.7 million, $25.1 million, $20.4 million, and $12.2 million, and commercial and multi-family real estate construction loans of $2.0 million, $530,000, $1.2 million, $2.2 million, and $4.6 million at March 31, 2004, 2003, 2002, 2001 and 2000 respectively.

NEXT PAGE

Loan Maturity and Repricing

          The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2004, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	AMOUNT	AMOUNT	AMOUNT

	(Dollars in Thousands)

Due during periods ending March 31,

2005	$25,321	$7,582	$32,903
2006 to 2009	--	8,039	8,039
After 2009	--	740	740

Totals	$25,321	$16,361	$41,682

          The total amount of loans in the above table due after March 31, 2005, which have fixed interest rates is $5.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $3.6 million.

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

         In order to reduce our exposure to changes in interest rates, we originate and sell most of our 30-year fixed-rate, one-to four-family residential mortgage loans. For the year ended March 31, 2004, 61.5% of all one-to four-family residential loans we originated had adjustable interest rates. Although, due to competitive market pressures, we do originate fixed-rate mortgage loans, we currently underwrite and

NEXT PAGE

document substantially all such loans to permit their sale in the secondary mortgage market, with a third-party purchase commitment for the loan being required prior to origination. At March 31, 2004, $27.1 million (excluding $643,000 of residential construction loans) or 9.2%, of our total loans receivable, before net items, consisted of fixed-rate mortgage loans.

         To compete with other lenders in our market area, we make one, three, five, seven and ten-year adjustable-rate mortgage loans ("ARM") loans at interest rates which, for the initial period, are below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate.Our one-to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our one- to four-family ARM loans primarily adjust annually after the initial period, we offer a residential ARM loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. At March 31, 2004, residential ARM loans totaled $116.7 million, or 40.0%, of our total loans receivable before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial and Multi-Family Real Estate, and Construction Lending

         We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2004, commercial real estate, land and construction loans aggregated $98.4 million or 33.7% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

         Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge origination fees

NEXT PAGE

ranging from 1% to 2% on these loans. At March 31, 2004, we had $6.7 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

         At March 31, 2004, we had $2.0 million or 0.68% of our total loans receivable before net items invested in commercial construction loans compared to $530,000 or 0.20% at March 31, 2003. At March 31, 2004, we had six commercial construction loans, the largest one having an outstanding balance of $450,000. These six loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

         The Bank makes construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences and the development of one-to-four family lots in Virginia. These construction loans are generally for a term of twelve months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by the Bank, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by the Bank as to the number of each type of construction for each builder, whether speculative or pre-sold, dependent on the determination made by the Bank during the underwriting process.

          In our underwriting of commercial real estate and construction loans, we may lend, under federal regulations, up to 100% of the security property's appraised value, although the loan to original appraised value ratio on such properties is generally 80% or less. Our commercial real estate and construction loan underwriting requires an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property. At March 31, 2004, we had $23.3 million or 8.0% of our total loans receivable before net items in residential construction loans compared to $24.5 or 9.6% at March 31, 2003.

         During fiscal 2004 lending rates declined. The Bank was actively pursuing commercial real estate loans in this lower rate environment while borrowers were seeking funding secured by commercial real estate. In a rising rate environment the volume of loans is likely to decline due to borrowers unwillingness to seek funding at higher interest rates.

         At March 31, 2004, we had 42 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $73.1 million. The largest relationship was to a single borrower for $3.8 million secured by a combination of residential and multi-family construction loans.

         The following table presents information as to the Company's commercial real estate and construction lending portfolio as of March 31, 2004 by type of project.

NEXT PAGE

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	49	$15,912
Hotel and motel	8	5,980
Commercial and industrial buildings	76	18,686
Raw land	25	7,129
Church	8	1,785
Restaurant	10	2,918
Warehouse	20	9,372
Retail Store	31	8,671
School/Recreational	16	4,634
Total	243	$75,087

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

Consumer Lending

         We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans. At March 31, 2004, we had $55.9 million or 19.2% of our total loans

NEXT PAGE

receivable before net items invested in consumer loans. With the exception of $6.7 million of home equity loans at March 31, 2004, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are automobile loans. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

         We offer VISA credit card accounts. We presently charge no annual membership fee and an annual rate of interest of 15.96%. At March 31, 2004, 1,136 credit card accounts had been issued, with an aggregate outstanding balance of $390,000 and unused credit available of $2.9 million. The total unused credit available under our home equity loans was $7.0 million at March 31, 2004. Consumer loans do not include unused lines of credit on our credit card accounts and home equity lines.

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

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($37,000 at March 31, 2004), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

         We also originate commercial business loans. At March 31, 2004, we had $16.4 million in commercial business loans outstanding, representing 5.6% of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

NEXT PAGE

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

Loan Originations, Purchases and Sales

         Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2004, substantially all of our real estate loans were secured by real estate located in our market area.

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

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

NEXT PAGE

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$56,724	$36,061	$27,407
- commercial	28,600	19,856	27,419
Non-real estate - consumer	216	922	104
Total adjustable rate	85,540	56,839	54,930
Fixed Rate:
Real estate - 1-4 family residential	35,533	90,728	76,111
- commercial	3,558	6,499	3,904
Non-real estate consumer	22,748	15,149	23,021
Total fixed rate	61,839	112,376	103,036
Sales and Repayments:
Real estate loans	22,675	73,178	74,938
Principal repayments	93,567	69,928	64,951
Total reductions	116,242	143,106	139,889
Increase/(Decrease) in other items, net	2,526	95	(8,792)
Net increase	$33,663	$26,204	$9,285

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

NEXT PAGE

         The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2004. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	6	$364	2	$1,207	--	$--	34	$213	--	$--	42	$1,784
60-89 days	--	--	--	--	--	--	11	56	--	--	11	56
90 days and over	8	592	1	410	1	68	8	37	--	--	18	1,107
Total delinquent loans	14	$956	3	$1,617	1	$68	53	$306	--	$--	71	$2,947

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

         On the basis of management's review of our assets, at March 31, 2004, we had classified $1,117,000 of our assets as substandard, none as doubtful and none as loss. In addition, $3.6 million of loans have been designated as special mention. All assets that have been classified are included below in either the table of non-performing assets or under "Other Loans of Concern".

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

NEXT PAGE

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

	March 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$ 37	$ 51	$ 66	$531	$281
Real Estate	1,076	1,114	76	437	159
Total non-accruing loans	1,113	1,165	142	968	440
Real estate acquired through foreclosure	621	674	794	188	831
Total non-performing assets	$ 1,734	$ 1,839	$ 936	$1,156	$1,271
Total as a percentage of total assets	.51%	.62%	.36%	.43%	.52%
Allowance for loan losses	$2,646	$1,940	$1,676	$1,477	$1,218

Non-performing assets at March 31, 2004 were comprised primarily of real estate in foreclosure and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

         Nonaccrual loans amounted to $1,112,790 at March 31, 2004. If interest on these loans had been accrued, such income would have approximated $48,000 for the year ended March 31, 2004, none of which is included in interest income.

Other Loans Of Concern

         As of March 31, 2004, there were $3.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         The $3.6 million in other loans of concern is comprised primarily of commercial real estate loans, which includes one commercial real estate loan in the amount of $1.1 million. This loan was 30 days past due as to interest and principal payments as of March 31, 2004, and we are closely monitoring its status due to prior slow payment history and a prior bankruptcy.

NEXT PAGE

         Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

         We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During 2004, our net increase in allowance for losses on loans was $706,000, due primarily to an increase in loans. At March 31, 2004, we had an allowance for loan losses of $2,646,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses."The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$1,940	$1,676	$1,477	$1,218	$1,316
Provision charged to operations	846	451	373	320	283
Charge-offs:
Residential real estate	(24)	(20)	(147)	(112)	(288)
Consumer	(265)	(224)	(155)	(6)	(159)
Recoveries:
Real Estate	69	23	69	25	59
Consumer	80	34	59	32	7
Net charge-offs	(140)	(187)	(174)	(61)	(381)
Balance at end of period	$2,646	$1,940	$1,676	$1,477	$1,218
Ratio of net charge-offs during the period to average loans outstanding during the period	.05%	.08%	.08%	.03%	.20%

NEXT PAGE

          The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial and Multi- Family Real Estate	Construction	Commercial Business	Consumer	Total
	(Dollars in Thousands)
March 31, 2004
Amount of loan loss allowance	$ 283	$ 889	$ 299	$ 286	$ 889	$ 2,646
Loan amounts by category	121,143	73,107	25,321	16,361	55,939	291,871
Percent of loans in each category to total loans	41.49%	25.05%	8.68%	5.61%	19.17%	100.00%

March 31, 2003
Amount of loan loss allowance	$ 257	$ 532	$ 295	$ 212	$ 644	$ 1,940
Loan amounts by category	127,774	51,548	25,105	12,110	42,815	259,352
Percent of loans in each category to total loans	49.26%	19.88%	9.68%	4.67%	16.51%	100.00%

March 31, 2002
Amount of loan loss allowance	$ 259	$ 465	$ 267	$ 258	$ 427	$ 1,676
Loan amounts by category	107,425	45,154	26,878	14,737	39,598	233,792
Percent of loans in each category to total loans	45.95%	19.31%	11.50%	6.30%	16.94%	100.00%

March 31, 2001
Amount of loan loss allowance	$ 214	$ 409	$ 230	$ 248	$ 376	$ 1,477
Loan amounts by category	105,794	46,514	23,507	14,167	33,061	223,043
Percent of loans in each category to total loans	47.46%	20.84%	10.53%	6.35%	14.82%	100.00%

March 31, 2000
Amount of loan loss allowance	$ 238	$ 246	$ 136	$ 164	$ 434	$ 1,218
Loan amounts by category	97,409	42,318	20,687	9,392	30,753	200,559
Percent of loans in each category to total loans	48.57%	21.10%	10.31%	4.68%	15.34%	100.00%

Subsidiary Activities

         We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997, began operations in June 1998 and sold the subsidiary in June 2004. The primary business of Community First was to originate fixed-rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors. For the year ended March 31, 2004, our mortgage banking subsidiary originated $24.7 million in fixed-rate mortgage loans for resell.

NEXT PAGE

Investment Activities

         As a member of the FHLB System, Community Bank must maintain minimum levels of investments that qualify as liquid assets to meet the safety and soundness requirements under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

         Historically, we have maintained our liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of March 31, 2004, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.2%.

         The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2004
	Within 1 Year	1 to 5 Years	5 to 10 Years	Total Investment Securities
	Book Value	Book Value	Book Value	Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$500	$11,835	$5,000	$17,335	$17,510
State agency obligations and commercial paper	890	2,423	--	3,313	3,488
Total Investment Securities	$1,390	$14,258	$5,000	$20,648	$20,998
Weighted Average Yield (1)	5.40%	4.19%	4.26%	4.29%	4.22%

         (1) The weighted average yield is not computed on a tax equivalent basis.Included in the above table are $16.0 million of securities that are callable in three years or less.

         The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.

NEXT PAGE

	March 31,
	2004		2003		2002
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks:	$ 1,658	100.00%	$ 2,299	100.00%	$ 1,931	100.00%
Investment securities:
Federal agency obligations	$17,335	45.7%	$16,336	49.1%	$11,250	40.5%
State agencies and commercial paper	3,313	8.7	4,693	14.1	5,524	19.9
United States agency equity securities	15,013	39.5	10,523	31.6	8,399	30.2
Subtotal	35,661	93.9	31,552	94.9	25,173	90.6
FHLB stock	2,300	6.1	1,700	5.1	2,600	9.4
Total investment securities and FHLB stock	$37,961	100.00%	$33,252	100.00%	$27,773	100.00%
Average remaining life or term to repricing(1)		4 Years		4 Years		4 Years

         (1)     Excludes Freddie Mac common stock and other marketable equity securities.

         During fiscal 2004, the market rates paid on investment securities decreased. During fiscal 2004, we invested primarily in federal and state agency securities with maturities of one to five years and federal agency equity securities, some of which are callable within three months to three years from date of purchase.

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

NEXT PAGE

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

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	At March 31,
	2004	2003	2002
	(In Thousands)
Passbook and statement accounts	$ 52,267	$ 56,178	$ 36,143
NOW and Super NOW accounts	49,742	38,484	30,968
Money market accounts	22,734	24,080	13,416
One-to five-year fixed-rate certificates	129,374	122,506	91,076
Six-month and 91 day certificates	6,114	5,964	32,932
Total	$260,231	$247,212	$204,535

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

         The following table sets forth our deposit flows during the periods indicated.

NEXT PAGE

	Year Ended March 31,
	2004	2003	2002
	(Dollars in Thousands)
Opening balance	$247,212	$204,535	$174,307
Net deposits (withdrawals)	8,353	35,943	24,342
Interest credited	4,666	6,734	5,886
Ending balance	260,231	247,212	204,535
Net increase	$ 13,019	$ 42,677	$ 30,228
Percent increase	5.27%	20.87%	17.34%

         During the fiscal years ended March 31, 2004, 2003 and 2002, we emphasized free checking accounts, offered a more competitive rate on savings accounts and remained competitive in regard to the rates offered by competitors. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2004. We may use borrowings from time to time as an alternative source of funds. See "- Borrowings."

         The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2004		2003			2002

	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$ 19,547	---%	$ 13,944	---%	$ 10,888	---%
Interest bearing demand deposits	47,069	0.83	39,079	1.48	28,488	2.19
Savings deposits	53,486	1.13	53,408	2.14	18,494	3.01
Time deposits	132,954	3.14	119,145	3.81	127,169	4.97
Total deposits	$253,056	2.05%	$225,576	2.79%	$185,039	4.03%

NEXT PAGE

         The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
		(Dollars in Thousands)
March 31, 2004	$39,521	$28,833	$61,254	$5,668	$212	$135,488
March 31, 2003	$5,595	$42,035	$70,013	$10,408	$419	$128,470
March 31, 2002	---	$22,640	$83,833	$14,186	$3,349	$124,008

         The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2004.

	Maturity

	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars In Thousands)
Certificates of deposit less than $100,000	$12,103	$20,800	$25,115	$48,150	$106,168
Certificates of deposit of $100,000 or more	2,285	3,749	6,064	17,222	29,320
Total certificates of deposit	$14,388	$24,549	$31,179	$65,372	$135,488

Borrowings

         As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2004, we had $428,920 of securities sold under agreements to repurchase.

NEXT PAGE

         We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

          The following table sets forth information as to our borrowings, all of which are short- term, and the weighted average interest rate paid on such borrowings at the dates indicated. For additional information on our borrowings, see Note 7 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders which is incorporated by reference in Part II, Item 7 of this report.

	At March 31,
	2004	2003	2002

	(Dollars in Thousands)
Securities sold under agreements to repurchase	$ 429	$ 774	$ 951
FHLB advances	46,000	22,000	28,000
Total Borrowings	$46,429	$22,774	$28,951
Weighted average interest rate of borrowings	1.24%	1.57%	1.94%

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

NEXT PAGE

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

         Generally, savings associations, such as Community Bank that are well capitalized before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over that same period, subject to filing a prior notice with the OTS. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Community Bank

NEXT PAGE

may pay dividends in accordance with this general authority. In other circumstances, a savings association must file an application for prior approval and its ability to pay dividends may be restricted.

          Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2004, Community Bank met the test and has always met the test since its effective date.

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

          Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Community Bank was examined for CRA compliance in January, 2004 and received a rating of "Satisfactory".

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

NEXT PAGE

         As a unitary savings and loan holding company that acquired Community Bank before May 4, 1999, we generally are not subject to activity restrictions. If we acquire control of one or more savings associations as a separate subsidiary, our activities and those of any of our subsidiaries (other than Community Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

Federal and State Taxation

         Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2004, Community Bank's had no excess reserves to be recaptured.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2004, Community Bank's Excess for tax purposes totaled approximately $2.3 million.

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

         P. Douglas Richard, age 60, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

         R. Jerry Giles, age 55, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

         Chris P. Kyriakides, age 41, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

         Benny N. Werner, age 55, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

          Norman C. Smiley, III., age 42, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

         At March 31, 2004, we had a total of 126 employees, including 22 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

NEXT PAGE

Item 2. Description of Property

         The following table sets forth information at March 31, 2004, with respect to our offices, furniture and equipment. We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Leased Expiration	Gross Square Footage	Net Book Value at March 31, 2004
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,740,000
Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	571,000
Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	2,074	293,000
5300 Kemps River Drive Virginia Beach, Virginia	1997	2007	2,400	43,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	918,000
101 Community Way Staunton, Virginia	1999	2039	4,500	697,000
2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	62,000
21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,495,000
123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,462,000

         Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2004 was $160,616.

Item 3. Legal Proceedings

          There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2004.

NEXT PAGE

PART II

Item 5. Market for Common Equity, Related Security Holder Matters and Small
Business Issuer Purchases of Equity Securities

         The information contained under the caption "Common Stock" on page 36 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference. In addition, the Equity Compensation Plan information contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information under the caption "Management's Discussion and Analysis" on pages 5 through 12 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

         The Financial Statements on pages 13 through 35 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

         There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

Item 8A. Controls and Procedures

         An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         The Company intends to continually review and evaluate the design and effectiveness of its disclosure and control procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that

NEXT PAGE

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

Directors and Executive Officers

         Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning executive officers is set forth in Part I of this report under the caption "Executive Officers."

Compliance with Section 16(a)

         Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

         On April 28, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-KSB.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

          The following table summarizes our equity compensation plans as of March 31, 2004.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	257,850	$13.77	64,700

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	0	0	0

Total	257,850	$13.77	64,700

          The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports of Form 8-K

         (a) See Exhibit Index

         (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the three month period ended March 31, 2004.

Item 14. Principal Accountant Fees and Services

         Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 28, 2004	By:	/s/ P. Douglas Richard P. Douglas Richard (Duly Authorized Representative)

         In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on it behalf by the undersigned, thereunto duly authorized.

By: /s/ P. Douglas Richard P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)	By: /s/ James R. Cooke, Jr. James R. Cooke, Jr. Chairman of the Board and Director
Date: June 28, 2004	Date: June 28, 2004
By: /s/ Jane C. Hickok Jane C. Hickok Vice Chairman of the Board and Director	By: /s/ Charles F. Andersen Charles F. Andersen Director
Date: June 28, 2004	Date: June 28, 2004
By: /s/ Dale C. Smith Dale C. Smith Director	By: /s/ Morgan N. Trimyer, Jr. Morgan N. Trimyer, Jr. Director
Date: June 28, 2004	Date: June 28, 2004
By: /s/ R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)	By: /s/ Charles W. Fairchilds Charles W. Fairchilds Director
Date: June 28, 2004	Date: June 28, 2004

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-B Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on June 30, 2003 as exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner.
10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer
10.9	Salary Continuation Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner.
11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB).

13	Annual Report to Security Holders
14	Code of Ethics
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

END