Form 10-Q
period 2004-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2004-08-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 11, 2004: 2,078,906.

Next Page

COMMUNITY FINANCIAL CORPORATION
INDEX

Next Page

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30	March 31
	2004	2004
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,392,000 and $1,658,000)	$ 1,471,603	$ 4,493,661
Securities
Held to maturity	28,157,716	20,648,291
Available for sale	13,754,129	15,012,833
Restricted investment in Federal Home Loan Bank stock, at cost	3,000,000	2,300,000
Loans receivable, net of allowance for loan losses of $2,787,287 and $2,645,765	293,773,489	279,301,167
Real estate owned	464,478	621,363
Property and equipment, net	7,238,726	7,280,604
Accrued interest receivable
Loans	1,066,577	1,023,935
Investments	349,935	293,194
Prepaid expenses and other assets	5,952,633	5,972,367
Total Assets	$355,229,286	$336,947,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$264,853,180	$260,230,949
Advances from Federal Home Loan Bank	60,000,000	46,000,000
Securities sold under agreement to repurchase	548,711	428,920
Advance payments by borrowers for taxes and insurance	63,928	136,316
Other liabilities	590,656	882,695
Total Liabilities	326,056,475	307,678,880
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,078,906 shares outstanding	20,789	20,789
Additional paid in capital	4,230,512	4,230,512
Retained earnings	23,701,181	23,017,148
Accumulated other comprehensive income	1,220,329	2,000,086
Total Stockholders' Equity	29,172,811	29,268,535
Total Liabilities and Stockholders' Equity	$355,229,286	$336,947,415

See accompanying notes to unaudited interim consolidated financial statements.

Next Page

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans	$4,106,689	$3,977,608
Investment securities	246,047	287,529
Other	214,297	160,097
Total interest income	4,567,033	4,425,234
INTEREST EXPENSE
Deposits	1,197,432	1,368,126
Borrowed money	151,722	89,856
Total interest expense	1,349,154	1,457,982
NET INTEREST INCOME	3,217,879	2,967,252
PROVISION FOR LOAN LOSSES	164,115	147,395
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,053,764	2,819,857
NONINTEREST INCOME
Service charges, fees and commissions	547,134	1,064,008
Gain on sale of subsidiary	--	241,066
Miscellaneous	130,074	101,743
Total noninterest income	677,208	1,406,817
NONINTEREST EXPENSE
Compensation & benefits	1,378,457	1,609,690
Occupancy	306,265	390,184
Data processing	317,615	313,329
Federal insurance premium	9,838	9,352
Miscellaneous	408,318	431,954
Total noninterest expense	2,420,493	2,754,509
INCOME BEFORE TAXES	1,310,479	1,472,165

INCOME TAXES	418,555	475,032
NET INCOME	$ 891,924	$ 997,133
BASIC EARNINGS PER SHARE	$ 0.43	$ 0.48
DILUTED EARNINGS PER SHARE	$ 0.41	$ 0.47
DIVIDENDS PER SHARE	$ 0.10	$ 0.09

See accompanying notes to unaudited interim consolidated financial statements.

Next Page

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 891,924	$ 997,133
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	164,115	147,395
Depreciation	139,846	206,685
Amortization of premium and accretion of discount on securities, net	3,255	3,538
Increase(decrease) in net deferred loan fees	14,203	(15,061)
Increase in deferred income taxes	2,489	14,001
Increase in other assets	(79,649)	(1,366,774)
Increase in other liabilities	112,031	350,939
Gain on sale of subsidiary	--	(241,066)
Gain on sale of loans	--	(86,633)
Proceeds from sale of loans	--	22,675,246
Loans originated for resale	--	(24,745,863)
Net cash provided (absorbed) by operating activities	1,248,214	(2,060,460)
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	2,390,000	4,500,000
Purchases of investment securities	(9,902,680)	(9,145,625)
Net increase in loans	(14,650,640)	(3,816,129)
Purchases of property and equipment	(97,968)	(397,234)
(Purchase) redemption of FHLB stock	(700,000)	300,000
Proceeds from sale of subsidiary	--	1,749,144
Decrease in Real Estate Owned	156,885	189,148
Net cash absorbed by investing activities	(22,804,403)	(6,620,696)
FINANCING ACTIVITIES
Dividends paid	(207,891)	(185,791)
Net increase in deposits	4,622,231	1,640,622
Proceeds from advances and other borrowed money	93,099,050	64,088,281
Repayments of advances and other borrowed money	(78,979,259)	(58,255,381)
Proceeds from issuance of common stock	--	116,250
Net cash provided by financing activities	18,534,131	7,403,981
DECREASE IN CASH AND CASH EQUIVALENTS	(3,022,058)	(1,277,175)
CASH AND CASH EQUIVALENTS-beginning of period	4,493,661	4,836,129
CASH AND CASH EQUIVALENTS-end of period	$1,471,603	$3,558,954

See accompanying notes to unaudited interim consolidated financial statements

Next Page

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Note 2. - Stock-Based Compensation Plan

At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No proforma compensation expense is disclosed for the quarters ended June 30, 2004 and 2003 as no options were granted during those periods.

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

Next Page

For the Three Months Ended

	June 30, 2004			June 30, 2003
		Weighted			Weighted
		Average	Per-Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$891,924	2,078,906	$0.43	$997,133	2,067,973	$0.48

Effect of Dilutive Securities
Options	---	81,784		---	44,316
Diluted EPS
Income available to common stockholders	$891,924	2,160,690	$0.41	$997,133	2,112,289	$0.47

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2004:

	Amount	Percent	Actual	Actual	Excess
	Required	Required	Amount	Percent	Amount
Tangible Capital	$ 4,827,000	1.50%	$24,956,000	7.75%	$20,129,000
Core Capital	12,873,000	4.00	24,956,000	7.75	12,083,000
Risk-based Capital	19,462,000	8.00	28,212,000	11.60	8,750,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2004 and 2003 was $1,398,686 and $1,501,445, respectively. Total income taxes paid for the three months ended June 30, 2004 and 2003 was $0 and $19,810.

Next Page

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2004 and 2003:

	Three months Ended June 30
	2004	2003
(Amounts in thousands)
Net income	$891,924	$997,133
Other comprehensive income, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains (losses) arising during the period	(779,757)	71,917
Total comprehensive income	$112,167	$1,069,050

Note 7. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended June 30
	2004	2003
Service cost	$46,938	$46,441
Interest cost	25,427	21,812
Expected return on plan assets	(25,323)	(21,153)
Amortization of net asset at transition	-	(2,066)
Recognized net actuarial loss	2,229	3,386
	$49,271	$48,420

As disclosed in the Company's Form 10-KSB for the year ended March 31, 2004, a contribution of $206,000 to its pension plan is expected for the current fiscal year. As of June 30, 2004, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2005.

Next Page

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The Company's total assets increased $18.3 million to $355.2 million at June 30, 2004 from $336.9 million at March 31, 2004 due to increases in securities of $6.3 million and loans receivable of $14.5 million. These increases were funded with deposits which increased $4.6 million and borrowings which increased $14.0 million at June 30, 2004, from March 31, 2004. The increase in deposits was due to an increase in checking accounts of $400,000 and time deposits of $6.2 million which was offset by a decrease in savings accounts of $1.4 million and money market accounts of $600,000. Stockholders' equity decreased $96,000 to $29.2 million at June 30, 2004, from $29.3 million at March 31, 2004, due to a decrease in the net unrealized gain on securities available for sale and a payment of $0.10 per share in cash dividends. The decrease to stockholders' equity was partially offset by earnings for the three month period ended June 30, 2004.

At June 30, 2004, non-performing assets totaled approximately $2.6 million or ..74% of assets compared to $1.7 million or .51% of assets at March 31, 2004. Non-performing assets at June 30, 2004 were comprised primarily of loans 90 days or more delinquent which totaled $2.2 million. Loans 90 days or more delinquent at June 30, 2004 included one commercial real estate loan of $1.1 million which as of July 31, 2004 is current as to principal and interest. At June 30, 2004, our allowance for loan losses to non-performing loans was 106.5% and to total loans was .94%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2004, there were also $2.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of commercial real estate loans. No individual loan in this category has a balance that exceeds $275,000.

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

Next Page

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of allowances based on loan performance, the value of the collateral, economic and market condit+ions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at June 30, 2004. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2004, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 12.4%.

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

At June 30, 2004, we had commitments to purchase or originate $17.5 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totaled $69.4 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003.

General. Net income for the three months ended June 30, 2004 was $892,000 compared to $997,000 for the three months ended June 30, 2003, a decrease of $105,000. Net interest income increased $251,000, while non-interest income decreased $730,000 during the three months ended June 30, 2004 compared to the same period in 2003. The Company sold its mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter which resulted in a gain of $241,000 during the quarter ended June 30, 2003. Return on equity for the three months ended June 30, 2004 was 12.77% compared to 14.77% for the three month period ended June 30, 2003. Return on assets was 1.03% for quarter ended June 30, 2004 compared to 1.40% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $142,000 to $4.6 million for the three months ended June 30, 2004, from $4.4 million for the three months ended June 30, 2003, due to higher average loan and security balances, offset by lower yields for both investment securities and loans for the three months ended June 30, 2004 as compared to the period ended June 30, 2003. The decline in yields was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 5.55% for the three months ended June 30, 2004 compared to 6.04% for the three months ended June 30, 2003.

Next Page

Interest Expense. Total interest expense decreased by $109,000 to $1.4 million for the quarter ended June 30, 2004, from $1.5 million for the quarter ended June 30, 2003. Interest on deposits decreased by $171,000 to $1.2 million for the quarter ended June 30, 2004 from $1.4 million for the quarter ended June 30, 2003 due to a 40 basis point decline in the average rate paid on deposits to 1.82% offset by higher average deposit balances. Interest expense on borrowed money increased by $62,000 to $152,000 for the quarter ended June 30, 2004, from $ 90,000 for the quarter ended June 30, 2003, due to an increase in average borrowings, offset by a decline in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 1.72% during the three months ended June 30, 2004 compared to 2.14% for the three months ended June 30, 2003.

Provision for Loan Losses. The provision for loan losses increased by $17,000 to $164,000 for the three months ended June 30, 2004, from $147,000 for the three months ended June 30, 2003.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income decreased by $730,000 to $677,000 for the three months ended June 30, 2004, from $1.4 million for the three months ended June 30, 2003 due to a reduction in fee income which was generated by the Bank's former mortgage loan subsidiary, Community First Mortgage Corporation. Also included in non-interest income for the quarter ended June 30, 2003 was a gain of $241,000 attributable to the sale of Community First Mortgage.

Noninterest Expense. Noninterest expense decreased by $334,000 to $2.4 million for the three months ended June 30, 2004 compared to the same period last year. The decline is attributable to compensation and benefits, which decreased by $231,000 to $1.4 million compared to the same period last year, paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004.

Taxes. Taxes decreased by $56,000 to $419,000 for the three months ended June 30, 2004, from $475,000 for the three months ended June 30, 2003. The effective tax rate decreased from 32.3% for the June 30, 2003 quarter to 31.9% for the June 30, 2004 quarter.

RECENT ACCOUNTING PROCEDURES

No relevant accounting pronouncements were issued during the quarter ended June 30, 2004.

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about Community Financial Corporation which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

Next Page

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since March 31, 2004 year end. Market risk is discussed as part of management's discussion and analysis under asset/liability management in the Company's annual report for March 31, 2004.

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Next Page

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

Next Page

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

             Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

COMMUNITY FINANCIAL CORPORATION

Date: August 13, 2004	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

Next Page

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on June 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.
10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.
10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, are incorporated herein by reference.
10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, is incorporated herein by reference.
10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on June 30, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.
10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on June 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

Next Page

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on June 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
10.9	Supplemental Executive Retirement Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner, filed on June 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

End