Form 10-Q
period 2004-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2004-11-12
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 11, 2004: 2,080,906.

Next Page

COMMUNITY FINANCIAL CORPORATION
INDEX

Next Page

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	March 31
	2004	2004
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $436,000 and $1,658,000)	$ 2,740,625	$ 4,493,661
Securities
Held to maturity	26,654,428	20,648,291
Available for sale	13,839,564	15,012,833
Restricted investment in Federal Home Loan Bank stock, at cost	3,600,000	2,300,000
Loans receivable, net of allowance for loan losses of $2,600,510 and $2,645,765	303,073,711	279,301,167
Real estate owned	529,044	621,363
Property and equipment, net	7,221,528	7,280,604
Accrued interest receivable
Loans	1,155,260	1,023,935
Investments	469,916	293,194
Prepaid expenses and other assets	5,859,528	5,972,367
Total Assets	$365,143,604	$336,947,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$266,042,782	$260,230,949
Advances from Federal Home Loan Bank	67,000,000	46,000,000
Securities sold under agreement to repurchase	1,130,729	428,920
Advance payments by borrowers for taxes and insurance	115,093	136,316
Other liabilities	805,697	882,695
Total Liabilities	335,094,301	307,678,880
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,078,906 shares outstanding	20,789	20,789
Additional paid in capital	4,230,512	4,230,512
Retained earnings	24,524,064	23,017,148
Accumulated other comprehensive income	1,273,938	2,000,086
Total Stockholders' Equity	30,049,303	29,268,535
Total Liabilities and Stockholders' Equity	$365,143,604	$336,947,415

See accompanying notes to unaudited interim consolidated financial statements.

Next Page

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
INTEREST INCOME
Loans	$4,387,076	$3,847,052	$8,493,765	$7,824,660
Investment securities	299,516	260,525	545,563	548,054
Other	235,665	214,258	449,962	374,355
Total interest income	4,922,257	4,321,835	9,489,290	8,747,069
INTEREST EXPENSE
Deposits	1,164,778	1,308,694	2,362,210	2,676,820
Borrowed money	282,177	66,187	433,899	156,043
Total interest expense	1,446,955	1,374,881	2,796,109	2,832,863
NET INTEREST INCOME	3,475,302	2,946,954	6,693,181	5,914,206
PROVISION FOR LOAN LOSSES	126,625	97,951	290,740	245,346
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,348,677	2,849,003	6,402,441	5,668,860
NONINTEREST INCOME
Service charges, fees and commissions	585,054	495,990	1,132,188	1,559,998
Gain on sale of subsidiary	--	--	--	241,066
Other	88,743	96,181	218,817	197,924
Total noninterest income	673,797	592,171	1,351,005	1,998,988
NONINTEREST EXPENSE
Compensation & benefits	1,401,245	1,181,752	2,779,702	2,791,442
Occupancy	297,650	345,272	603,915	735,456
Data processing	341,709	311,905	659,324	625,234
Federal insurance premium	9,541	9,786	19,379	19,138
Advertising	90,803	84,300	168,808	156,319
Other	351,690	315,802	682,003	675,737
Total noninterest expense	2,492,638	2,248,817	4,913,131	5,003,326
INCOME BEFORE TAXES	1,529,836	1,192,357	2,840,315	2,664,522

INCOME TAXES	499,063	356,234	917,618	831,266
NET INCOME	$1,030,773	$ 836,123	$1,922,697	$1,833,256
BASIC EARNINGS PER SHARE	$ 0.49	$ 0.41	$ 0.92	$ 0.89
DILUTED EARNINGS PER SHARE	$ 0.48	$ 0.39	$ 0.89	$ 0.86
DIVIDENDS PER SHARE	$ 0.10	$ 0.10	$ 0.20	$ 0.19

See accompanying notes to unaudited interim consolidated financial statements.

Next Page

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,922,697	$1,833,256
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	290,740	245,346
Depreciation	276,612	422,156
Amortization of premium and accretion of discount on securities, net	6,543	6,923
Increase (decrease) in net deferred loan fees	9,990	(176,906)
Increase (decrease) in deferred income taxes	(6,747)	41,585
(Increase) decrease in other assets	(195,208)	227,058
(Decrease) in other liabilities	(104,968)	(435,627)
Gain on sale of subsidiary	--	(241,066)
Gain on sale of loans	--	(86,633)
Proceeds from sale of loans	--	22,675,246
Loans originated for resale	--	(24,745,863)
Net cash provided (absorbed) by operating activities	2,199,659	(234,525)
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	6,890,000	6,162,861
Purchases of investment securities	(12,902,680)	(13,604,375)
Net increase in loans	(23,647,963)	(6,205,362)
Purchases of property and equipment	(215,723)	(458,015)
(Purchase) redemption of FHLB stock	(1,300,000)	300,000
Proceeds from sale of subsidiary	--	1,749,144
(Increase) decrease in Real Estate Owned	92,319	(569,482)
Net cash absorbed by investing activities	(31,084,047)	(12,625,229)
FINANCING ACTIVITIES
Dividends paid	(415,781)	(393,226)
Net increase in deposits	5,811,833	7,758,066
Proceeds from advances and other borrowed money	126,289,471	102,097,670
Repayments of advances and other borrowed money	(104,554,171)	(99,862,737)
Proceeds from issuance of common stock	--	122,250
Net cash provided by financing activities	27,131,352	9,722,023
DECREASE IN CASH AND CASH EQUIVALENTS	(1,753,036)	(3,137,731)
CASH AND CASH EQUIVALENTS-beginning of period	4,493,661	4,836,129
CASH AND CASH EQUIVALENTS-end of period	$2,740,625	$1,698,398

See accompanying notes to unaudited interim consolidated financial statements

Next Page

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Note 2. - Stock-Based Compensation Plan

At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. There was no proforma compensation expense for the quarter and six months ended September 30, 2004 and no options were granted during those periods.

	Three Months Ended	Six Months Ended
	September 30
	2003	2003

Net income, as reported	$ 836,123	$1,833,256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	21,735	21,735

Pro forma net income	$ 814,388	$1,811,521

Earnings per share:
Basic - as reported	$ 0.41	$ 0.89
Basic - pro forma	0.39	0.87
Diluted - as reported	0.39	0.86
Diluted - pro forma	0.38	0.85

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

Next Page

	For the Three Months Ended
	September 30, 2004			September 30, 2003
		Weighted			Weighted
		Average	Per-Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,030,773	2,078,906	$0.49	$836,123	2,074,662	$0.41

Effect of Dilutive Securities
Options	---	72,406		---	60,211
Diluted EPS
Income available to common stockholders	$1,030,773	2,151,312	$0.48	$836,123	2,134,873	$0.39

	For the Six Months Ended
	September 30, 2004			September 30, 2003
		Weighted			Weighted
		Average	Per-Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,922,697	2,078,906	$0.92	$1,833,256	2,071,336	$0.89

Effect of Dilutive Securities
Options	---	77,095		---	52,264
Diluted EPS
Income available to common stockholders	$1,922,697	2,156,001	$0.89	$1,833,256	2,123,600	$0.86

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2004:

	Amount	Percent	Actual	Actual	Excess
	Required	Required	Amount	Percent	Amount
Tangible Capital	$ 5,485,000	1.50%	$27,694,000	7.57%	$22,209,000
Core Capital	14,626,000	4.00	27,694,000	7.57	13,068,000
Risk-based Capital	22,479,000	8.00	31,184,000	11.10	8,705,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2004 and 2003 was $2,756,928 and $2,861,112, respectively. Total income taxes paid for the six months ended September 30, 2004 and 2003 was $664,288 and $1,106,872.

NOTE 6. - COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended September 30, 2004 and 2003:

Next Page

	Six months Ended September 30
	2004	2003
(Amounts in thousands)
Net income	$1,922,697	$1,833,256
Other comprehensive income, net of tax
Unrealized (losses) on securities:
Unrealized holding (losses) arising during the period	(726,148)	(411,811)
Total comprehensive income	$1,196,549	$1,421,445

Note 7. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended September 30
	2004	2003
Service cost	$46,938	$46,441
Interest cost	25,427	21,812
Expected return on plan assets	(25,323)	(21,153)
Amortization of net asset at transition	-	(2,066)
Recognized net actuarial loss	2,229	3,386
	$49,271	$48,420

	Six months Ended September 30
	2004	2003
Service cost	$93,876	$92,882
Interest cost	50,854	43,624
Expected return on plan assets	(50,646)	(42,306)
Amortization of net asset at transition	-	(4,132)
Recognized net actuarial loss	4,458	6,772
	$98,542	$96,840

As disclosed in the Company's Form 10-KSB for the year ended March 31, 2004, a contribution of $206,000 to its pension plan is expected for the current fiscal year. As of September 30, 2004, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2005.

Next Page

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. The following is primarily from management's perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of consolidated statements and other related information contained herein.

Our operating results were impacted primarily by changes in net interest income which is the interest income we earn on our interest-earning assets, loans and investment securities, and the interest we pay on interest-bearing liabilities, deposits and borrowings. The change in net interest income is impacted by both the change in interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the three and six month periods ended September 30, 2004 has been the growth in interest-earning assets, primarily loans, while maintaining a relatively stable interest rate spread. While the growth in loans has exceeded management's expectations, we continue to monitor the impact rising interest rates may have on both the growth in interest-bearing assets and our interest rate spread. Although the Company has maintained a stable interest rate spread in a rising interest rate environment due in part to increased rate adjustments on loans, the pace and extent of future interest rate changes will impact the Company's interest rate spread and is being monitored by management.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of the Company's interest-bearing liabilities. While both borrowings from the Federal Home Bank of Atlanta and deposits increased during the three and six-month periods ended September 30, 2004, the primary source of funding was borrowings. Competitors in the Company's market areas have competed with time deposit rates above what is generally considered by management to be prudent. The utilization of borrowings permitted the Company to acquire funds at a market rate of interest rather than time deposits at interest rates temporarily above the market. Also, as interest rates have increased deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management has instituted strategies to attract time deposits and non-interest bearing transactions accounts. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

Next Page

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No.5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of allowances based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at September 30, 2004. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

FINANCIAL CONDITION

The Company's total assets increased $28.2 million to $365.1 million at September 30, 2004 from $336.9 million at March 31, 2004 due to increases in securities of $4.8 million and loans receivable of $23.8 million. These increases were funded with deposits which increased $5.8 million and borrowings which increased $21.0 million at September 30, 2004, from March 31, 2004. The increase in deposits was due to an increase in checking accounts of $400,000 and time deposits of $11.5 million which was offset by a decrease in savings accounts of $5.0 million and money market accounts of $1.1 million. Stockholders' equity increased $781,000 to $30.0 million at September 30, 2004, from $29.3 million at March 31, 2004, due to an increase in earnings offset by a decrease in net unrealized gain on securities available for sale and two payments of $0.10 per share in cash dividends.

At September 30, 2004, non-performing assets totaled approximately $1.0 million or .27% of assets compared to $1.7 million or .51% of assets at March 31, 2004. Non-performing assets at September 30, 2004 were comprised primarily of real estate owned and repossessed vehicles which totaled $529,000. Real estate owned at September 30, 2004 included one commercial real estate loan of $223,000. At September 30, 2004, our allowance for loan losses to non-performing loans was 260.1% and to total loans was .85%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of September 30, 2004, there were also $2.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $214,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2004, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 11.0%.

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

At September 30, 2004, we had commitments to purchase or originate $20.0million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $59.3 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003.

General. Net income for the three months ended September 30, 2004 was $1,031,000 compared to $836,000 for the three months ended September 30, 2003, an increase of $195,000. Net interest income increased $528,000, while non-interest income increased $82,000 during the three months ended September 30, 2004 compared to the same period in 2003. Return on equity for the three months ended September 30, 2004 was 13.89% compared to 12.20% for the three month period ended September 30, 2003. Return on assets was 1.13% for quarter ended September 30, 2004 compared to 1.09% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $600,000 to $4.9 million for the three months ended September 30, 2004, from $4.3 million for the three months ended September 30, 2003, due to higher average loan and security balances, offset by lower yields for both investment securities and loans for the three months ended September 30, 2004 as compared to the period ended September 30, 2003. The decline in yields was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 5.67% for the three months ended September 30, 2004 compared to 5.89% for the three months ended September 30, 2003.

Interest Expense. Total interest expense decreased by $72,000 to $1.5 million for the quarter ended September 30, 2004, from $1.4 million for the quarter ended September 30, 2003. Interest on deposits decreased by $144,000 to $1.2 million for the quarter ended September 30, 2004 from $1.3 million for the quarter ended September 30, 2003 due to a 34 basis point decline in the average rate paid on deposits to 1.73% offset by higher average deposit balances. Interest expense on borrowed money increased by $217,000 to $283,000 for the quarter ended September 30, 2004, from $ 66,000 for the quarter ended September 30, 2003, due to both an increase in average borrowings, and an increase in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 1.73% during the three months ended September 30, 2004 compared to 2.00% for the three months ended September 30, 2003.

Provision for Loan Losses. The provision for loan losses increased by $29,000 to $127,000 for the three months ended September 30, 2004, from $98,000 for the three months ended September 30, 2003.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Next Page

Noninterest Income. Noninterest income increased by $82,000 to $674,000 for the three months ended September 30, 2004, from $592,000 for the three months ended September 30, 2003 due to an increase in fee income related to transaction accounts.

Noninterest Expense. Noninterest expense increased by $244,000 to $2.5 million for the three months ended September 30, 2004 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $219,000 to $1.4 million compared to the same period last year. The increase in compensation is attributable primarily to additional commercial and consumer loan officers and loan support personnel.

Taxes. Taxes increased by $143,000 to $499,000 for the three months ended September 30, 2004, from $356,000 for the three months ended September 30, 2003. The effective tax rate increased from 29.8% for the September 30, 2003 quarter to 32.6% for the September 30, 2004 quarter.

Six Months Ended September 30, 2004 and 2003

General. Net income for the six months ended September 30, 2004 increased to $1,923,000 compared to $1,833,000 for the six months ended September 30, 2003 due primarily to an increase in net interest income. Income before income taxes increased to $2.8 million for the six months ended September 30, 2004 from $2.7 million for the same period in the prior year. Net income for the six month period ended September 30, 2003 included the gain on the sale the Company's mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter.

Interest Income. Total interest income increased to $9.5 million for the six months ended September 30, 2004, from $8.7 million for the six months ended September 30, 2003, due to an increase in the average loan and security balances, offset by a decrease in yield on loans and securities during the period. The yield on loans and securities decreased from 5.96% to 5.62% for the same periods.

Interest Expense. Total interest expense decreased by $37,000 to $2.8 million for the six months ended September 30, 2004, from the six months ended September 30, 2003. Interest on deposits decreased to $2.4 million for the six months ended September 30, 2004, from $2.7 million for the same period last year due to a decrease in the average rate on deposit balances. The rate paid on deposits decreased from 2.14% for the six months ended September 30, 2003 to 1.79% for the same period in the current fiscal year. Interest expense on borrowed money increased to $434,000 for the six months ended September 30, 2003 from $156,000 for the six months ended September 30, 2003, due to both an increase in the average outstanding balance on borrowings and an increase in the average rate on borrowing balances. The average balance on borrowings increased from $23.3 million for the six months ended September 30, 2003 to $57.9 million for the current six month period. The average rate paid on borrowings increased from 1.34% for the six months ended September 30, 2003 to 1.50% for the six month period ended September 30, 2004.

Next Page

Provision for Loan Losses. The provision for loan losses increased to $291,000 for the six months ended September 30, 2004 from $245,000 for the same period last year. The change in the provision for loan losses is the same as described above.

Noninterest Income. Noninterest income decreased to $1.4 million for the six months ended September 30, 2004, from $2.0 million for the six months ended September 30, 2003, due primarily to the gain on the sale of the Company's mortgage-banking subsidiary during the quarter ended June 30, 2003 offset by an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank. The increase in service charges on transactions accounts is related primarily to increased utilization of the Bank's services by existing customers. The decrease was also due to a decrease in service charges, fees and commissions on the sale of mortgage loans in the secondary market related to the sale of the mortgage banking subsidiary.

Noninterest Expenses. Noninterest expenses decreased $90,000 for the six months ended September 30, 2004, compared to the same period last year. The decline is attributable primarily to compensation and benefits, which decreased by $12,000 to $2.8 million compared to the same period last year. The decline in compensation and benefits resulting from the absence of commissions paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004 and was offset by the hiring of additional commercial and consumer loan officers and loan support personnel. Occupancy expense decreased $132,000 due to both reduced expenses related to the sale of the mortgage and assets becoming fully depreciated.

Taxes. Taxes increased to $918,000 for the six months ended September 30, 2004, from $831,000 for the six months ended September 30, 2003. The effective tax rate increased from 31.2% for the September 30, 2003 period to 32.3% for the same period ended September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other -than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes

Next Page

in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. See note two to Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended March 31, 2004.

EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

  Next Page

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  There have been no material changes in the Company's overall market risk since its year ended March 31, 2004. Market risk is discussed as part of management's discussion and analysis under the asset/liability management section in the Company's Annual Report to shareholders, for the year ended March 31, 2004.

  Item 4. Controls and Procedures

  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Next Page

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

               Not Applicable.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

               Not Applicable.

  Item 3. Defaults Upon Senior Securities

               Not Applicable.

  Item 4. Submission of Matters to a Vote of Security Holders

  The Company held an annual meeting of stockholders on July 28, 2004. The following directors were elected at the meeting: Jane C. Hickok and Dale C. Smith. The following directors' term of office continued after the meeting: Charles F. Andersen, M.D., Charles W. Fairchilds, P. Douglas Richard, Morgan N. Trimyer, Jr. and James R. Cooke, Jr.

            The matter voted on at the Meeting was

            The election of two directors

	For	Withheld
Jane C. Hickok	1,304,486	17,285
Dale C. Smith	1,312,686	550

  Item 5. Other Information

               Not Applicable.

  Item 6. Exhibits

            See Exhibit Index

  Next Page

  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: November 12, 2004	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

  Next Page

  EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on September 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.
10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.
10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2002, are incorporated herein by reference.
10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2002, is incorporated herein by reference.
10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on September 30, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.
10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on September 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

  Next Page

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on September 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
10.9	Supplemental Executive Retirement Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner, filed on September 30, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.
11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

  End