Form 10-Q
period 2004-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2005-02-11
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR
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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 9, 2005: 2,084,006.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31 2004	March 31 2004 (Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $496,000 and $1,658,000)	$ 2,487,692	$ 4,493,661
Securities
Held to maturity, at cost	27,454,428	20,648,291
Available for sale, at fair value	14,483,419	15,012,833
Restricted investment in Federal Home Loan Bank stock, at cost	4,383,500	2,300,000
Loans receivable, net of allowance for loan losses of $2,698,308 and $2,645,765	314,499,852	279,301,167
Real estate owned	491,553	621,363
Property and equipment, net	7,623,662	7,280,604
Accrued interest receivable
Loans	1,173,241	1,023,935
Investments	485,828	293,194
Prepaid expenses and other assets	5,709,145	5,972,367
Total Assets	$378,792,320	$336,947,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$265,101,743	$260,230,949
Advances from Federal Home Loan Bank	81,000,000	46,000,000
Securities sold under agreement to repurchase	320,463	428,920
Advance payments by borrowers for taxes and insurance	111,548	136,316
Other liabilities	1,076,582	882,695
Total Liabilities	347,610,336	307,678,880
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,080,906 and 2,078,906 shares outstanding	20,809	20,789
Additional paid in capital	4,252,704	4,230,512
Retained earnings	25,234,703	23,017,148
Accumulated other comprehensive income	1,673,768	2,000,086
Total Stockholders' Equity	31,181,984	29,268,535
Total Liabilities and Stockholders' Equity	$378,792,320	$336,947,415

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31		Nine Months Ended December 31
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$4,604,560	$3,873,516	$13,098,325	$11,698,176
Investment securities	285,974	266,501	831,537	814,555
Other	246,494	236,527	696,456	610,882
Total interest income	5,137,028	4,376,544	14,626,318	13,123,613
INTEREST EXPENSE
Deposits	1,216,099	1,271,128	3,578,309	3,947,948
Borrowed money	410,437	86,579	844,336	242,622
Total interest expense	1,626,536	1,357,707	4,422,645	4,190,570
NET INTEREST INCOME	3,510,492	3,018,837	10,203,673	8,933,043
PROVISION FOR LOAN LOSSES	207,741	151,825	498,481	397,171
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,302,751	2,867,012	9,705,192	8,535,872
NONINTEREST INCOME
Service charges, fees and commissions	563,681	577,690	1,695,869	2,137,688
Gain on sale of subsidiary	---	---	---	241,066
Other	94,657	30,037	313,474	227,961
Total noninterest income	658,338	607,727	2,009,343	2,606,715
NONINTEREST EXPENSE
Compensation & benefits	1,488,140	1,201,515	4,267,842	3,992,957
Occupancy	295,236	322,481	899,151	1,056,124
Data processing	340,276	334,834	999,599	961,881
Federal insurance premium	9,596	9,431	28,975	28,569
Advertising	104,332	93,723	273,140	250,043
Other	339,692	331,666	1,021,696	1,007,402
Total noninterest expense	2,577,272	2,293,650	7,490,403	7,296,976
INCOME BEFORE TAXES	1,383,817	1,181,089	4,224,132	3,845,611
INCOME TAXES	444,279	353,177	1,361,897	1,184,443
NET INCOME	$ 939,538	$ 827,912	$2,862,235	$2,661,168
BASIC EARNINGS PER SHARE	$ 0.45	$ 0.40	$ 1.38	$ 1.28
DILUTED EARNINGS PER SHARE	$ 0.43	$ 0.39	$ 1.33	$ 1.25
DIVIDENDS PER SHARE	$ 0.11	$ 0.10	$ 0.31	$ 0.29

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$2,862,235	$2,661,168
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	498,481	397,171
Depreciation	410,406	623,943
Amortization of premium and accretion of discount on securities, net	9,880	10,555
Increase in net deferred loan fees	30,510	18,466
Increase(decrease)in deferred income taxes	(23,671)	52,840
(Increase)decrease in other assets	(82,182)	367,121
Increase in other liabilities	417,560	787,641
Gain on sale of subsidiary	--	(241,066)
Gain on sale of loans	--	(86,633)
Proceeds from sale of loans	--	22,675,246
Loans originated for resale	--	(24,745,863)
Net cash provided by operating activities	4,123,219	2,520,589
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	10,130,000	11,131,790
Purchases of investment securities	(16,946,016)	(19,604,375)
Net (increase) in loans	(35,747,700)	(16,007,466)
Purchases of property and equipment	(751,651)	(566,396)
(Purchase)of FHLB stock	(2,083,500)	---
Proceeds from sale of subsidiary	--	1,749,144
(Increase)decrease in Real Estate Owned	129,810	(252,073)
Net cash (absorbed) by investing activities	(45,269,057)	(23,549,376)
FINANCING ACTIVITIES
Dividends paid	(644,680)	(600,761)
Net increase in deposits	4,870,794	9,693,787
Proceeds from advances and other borrowed money	174,948,474	128,675,467
Repayments of advances and other borrowed money	(140,056,931)	(116,842,567)
Proceeds from issuance of common stock	22,212	122,250
Net cash provided by financing activities	39,139,869	21,048,176
DECREASE INCREASE IN CASH AND CASH EQUIVALENTS	(2,005,969)	19,389
CASH AND CASH EQUIVALENTS-beginning of period	4,493,661	4,836,129
CASH AND CASH EQUIVALENTS-end of period	$2,487,692	$4,855,518

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

Note 2. - Stock-Based Compensation Plan

At December 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. There was no proforma compensation expense for the quarter and nine months ended December 31, 2004 and no options were granted during those periods.

	Three Months Ended	Nine Months Ended
	December 31
	2003	2003

Net income, as reported	$ 827,912	$2,661,168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards249	249,568	271,314

Pro forma net income	$ 578,344	$2,389,854

Earnings per share:
Basic - as reported	$ 0.40	$ 1.28
Basic - pro forma	0.28	1.15
Diluted - as reported	0.39	1.25
Diluted - pro forma	0.27	1.12

NEXT PAGE

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

	For the Three Months Ended
	December 31, 2004			December 31, 2003
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$ 939,538	2,080,439	$0.45	$827,912	2,074,847	$0.40
Effect of Dilutive Securities
Options	---	85,280		---	69,289
Diluted EPS
Income available to common stockholders	$ 939,538	2,165,719	$0.43	$827,912	2,144,136	$0.39

NEXT PAGE

	For the Nine Months Ended
	December 31, 2004			December 31, 2003
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$2,862,235	2,079,419	$1.38	$2,661,168	2,075,511	$1.28
Effect of Dilutive Securities
Options	---	79,823		---	57,939
Diluted EPS
Income available to common stockholders	$2,862,235	2,159,242	$1.33	$2,661,168	2,130,450	$1.25

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2004:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 5,687,000	1.50%	$27,612,000	7.28	$21,925,000
Core Capital	15,164,000	4.00	27,612,000	7.28	12,448,000
Risk-based Capital	23,697,000	8.00	31,489,000	10.63	7,792,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2004 and 2003 was $4,318,305 and $3,277,944, respectively. Total income taxes paid for the nine months ended December 31, 2004 and 2003 was $1,131,002 and $1,308,369.

NEXT PAGE

NOTE 6. - COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the nine-month periods ended December 31, 2004 and 2003:

	Nine months Ended December 31
	2004	2003
(Amounts in thousands)
Net income	$2,862,235	$2,661,168
Other comprehensive income, net of tax
Unrealized(losses)on securities:
Unrealized holding(losses) arising during the period	(326,318)	(415,668)
Total comprehensive income	$2,535,917	$2,245,500

Note 7. - Defined Benefit Pension Plan

          The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended December 31
	2004	2003
Service cost	$46,938	$46,441
Interest cost	25,427	21,812
Expected return on plan assets	(25,323)	(21,153)
Amortization of net asset at transition	-	(2,066)
Recognized net actuarial loss	2,229	3,386
	$49,271	$48,420
	Nine months Ended December 31
	2004	2003
Service cost	$140,813	$139,323
Interest cost	76,282	65,434
Expected return on plan assets	(75,969)	(63,459)
Amortization of net asset at transition	-	(6,196)
Recognized net actuarial loss	6,686	10,157
	$147,812	$145,259

          The Company made a contribution of $251,761 to its pension plan for the current fiscal year on December 28, 2004.

NEXT PAGE

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. The following is primarily from management's perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

Our operating results were impacted primarily by changes in net interest income, which is the interest income we earn on our interest-earning assets, loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The change in net interest income is impacted by both the change in interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the three and nine month periods ended December 31, 2004 has been the growth in interest-earning assets, primarily loans, while maintaining a relatively stable interest rate spread. While the growth in loans has exceeded management's expectations, we continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. Although the Company has maintained a stable interest rate spread in a rising interest rate environment due in part to increased rate adjustments on loans, the pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans and is being monitored by management.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of the Company's interest-bearing liabilities. While both borrowings from the Federal Home Bank of Atlanta and deposits increased during the nine-month period ended December 31, 2004, the primary source of funding was borrowings. Borrowings were also the primary source of funding during the December 31, 2004 quarter as deposits decreased slightly. Competitors in the Company's market areas have competed with time deposit rates above what is generally considered by management to be prudent. The utilization of borrowings permitted the Company to acquire funds at a market rate of interest rather than time deposits at interest rates temporarily above the market. Also, as interest rates have increased deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. As the level of borrowings increases, management recognizes the need to increase deposits and has instituted strategies to attract time deposits and non-interest bearing transactions accounts. Management is also cognizant of the potential for compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

CRITICAL ACCOUNTING POLICIES

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America(GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss

NEXT PAGE

that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

We maintain an allowance for loan losses to provide for estimated probable losses in our loan portfolio. Management determines the level of allowances based on loan performance, the value of the collateral, economic and market conditions, and previous experience. Management reviews the adequacy of the allowance at least quarterly, utilizing its internal loan classification system. Management believes that the loan loss allowance is adequate at December 31, 2004. Although management believes it uses the best information available, future adjustments to the allowance may be necessary.

FINANCIAL CONDITION

The Company's total assets increased $41.8 million to $378.8 million at December 31, 2004 from $336.9 million at March 31, 2004 due to increases in securities of $6.3 million and loans receivable of $35.2 million. These increases were funded with deposits which increased $4.9 million and borrowings which increased $35.0 million at December 31, 2004, from March 31, 2004. The increase in deposits was due to an increase in checking accounts of $800,000 and time deposits of $15.6 million which was offset by a decrease in savings accounts of $7.4 million and money market accounts of $4.2 million. Stockholders' equity increased $1.9 million to $31.2 million at December 31, 2004, from $29.3 million at March 31, 2004, due to an increase in earnings and options exercises offset by a decrease in net unrealized gain on securities available for sale and three cash dividends payments.

At December 31, 2004, non-performing assets totaled approximately $700,000 or .19% of assets compared to $1.7 million or .51% of assets at March 31, 2004. Non-performing assets at December 31, 2004 were comprised primarily of real estate owned and repossessed vehicles which totaled $492,000. Real estate owned at December 31, 2004 included one commercial real estate loan of $223,000. At December 31, 2004, our allowance for loan losses to non-performing loans was 385.4% and to total loans was .85%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2004, there were also $2.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $213,000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of

NEXT PAGE

maturing debt and potential deposit outflows. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2004, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.5%.

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

At December 31, 2004, we had commitments to purchase or originate $18.0million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $57.0 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 and 2003.

General. Net income for the three months ended December 31, 2004 was $940,000 compared to $828,000 for the three months ended December 31, 2003, an increase of $112,000. Net interest income increased $492,000, while non-interest income increased $51,000 during the three months ended December 31, 2004 compared to the same period in 2003. Return on equity for the three months ended December 31, 2004 was 12.35% compared to 11.93% for the three month period ended December 31, 2003. Return on assets was 1.01% for quarter ended December 31, 2004 compared to 1.05% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $760,000 to $5.1 million for the three months ended December 31, 2004, from $4.4 million for the three months ended December 31, 2003, due primarily to higher average loan and security balances, offset by lower yields for investment securities for the three months ended December 31, 2004 as compared to the period ended December 31, 2003. The decline in investment yields was due to the decline in market interest rates generally. The average yield earned on interest-earning assets was 5.79% for the three months ended December 31, 2004 compared to 5.81% for the three months ended December 31, 2003.

Interest Expense. Total interest expense increased by $269,000 to $1.6 million for the quarter ended December 31, 2004, from $1.4 million for the quarter ended December 31, 2003. Interest on deposits decreased by $55,000 to $1.2 million for the quarter ended December 31, 2004 from $1.3 million for the quarter ended December 31, 2003 due to a 17 basis point decline in the average rate paid on deposits to 1.80% offset by higher average deposit balances. Interest expense on borrowed money increased by $324,000 to $410,000 for the quarter ended December 31, 2004, from $ 87,000 for the quarter ended December 31, 2003, due to both an increase in average borrowings, and an increase in the rate paid on borrowings. The average rate paid on interest-bearing liabilities was 2.29% during the three months ended December 31, 2004 compared to 1.21% for the three months ended December 31, 2003.

Provision for Loan Losses. The provision for loan losses increased by $56,000 to $208,000 for the three months ended December 31, 2004, from $152,000 for

NEXT PAGE

the three months ended December 31, 2003.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $51,000 to $658,000 for the three months ended December 31, 2004, from $608,000 for the three months ended December 31, 2003 due to an increase in the cash surrender value of life insurance.

Noninterest Expense. Noninterest expense increased by $284,000 to $2.6 million for the three months ended December 31, 2004 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $286,000 to $1.5 million compared to the same period last year. The increase in compensation is attributable primarily to additional commercial and consumer loan officers and loan support personnel.

Taxes. Taxes increased by $91,000 to $444,000 for the three months ended December 31, 2004, from $353,000 for the three months ended December 31, 2003. The effective tax rate increased from 29.9% for the December 31, 2003 quarter to 32.1% for the December 31, 2004 quarter due to tax credits received in the prior year's quarter.

Nine Months Ended December 31, 2004 and 2003

General. Net income for the nine months ended December 31, 2004 increased to $2,862,235 compared to $2,661,168 for the nine months ended December 31, 2003, due primarily to an increase in net interest income. Income before income taxes increased to $4.2 million for the nine months ended December 31, 2004 from $3.8 million for the same period in the prior year. Net income for the nine month period ended December 31, 2003 included the gain on the sale the Company's mortgage-banking subsidiary, Community First Mortgage Corporation, during the June 30, 2003 quarter.

Interest Income. Total interest income increased to $14.6 million for the nine months ended December 31, 2004, from $13.1 million for the nine months ended December 31, 2003, due to an increase in the average loan and security balances, offset by a decrease in yield on loans and securities during the period. The yield on loans and securities decreased from 5.88% to 5.68% for the same periods.

Interest Expense. Total interest expense increased by $232,000 to $4.4 million for the nine months ended December 31, 2004, from the nine months ended December 31, 2003. Interest on deposits decreased to $3.6 million for the nine months ended December 31, 2004, from $3.9 million for the same period last year due to a decrease in the average rate on deposit balances. The rate paid on deposits decreased from 2.09% for the nine months ended December 31, 2003 to 1.80% for the same period in the current fiscal year. Interest expense on borrowed money increased to $844,000 for the nine months ended December 31, 2004 from $243,000 for the nine months ended December 31, 2003, due to both an increase in the average outstanding balance on borrowings and an increase in

NEXT PAGE

the average rate on borrowing balances. The average balance on borrowings increased from $25.0 million for the nine months ended December 31, 2003 to $62.3 million for the current nine month period. The average rate paid on borrowings increased from 1.29% for the nine months ended December 31, 2003 to 1.81% for the nine month period ended December 31, 2004.

Provision for Loan Losses. The provision for loan losses increased to $498,000 for the nine months ended December 31, 2004 from $397,000 for the same period last year. The change in the provision for loan losses is the same as described above.

Noninterest Income. Noninterest income decreased to $2.0 million for the nine months ended December 31, 2004, from $2.6 million for the nine months ended December 31, 2003, due primarily to the gain on the sale of the Company's mortgage-banking subsidiary during the quarter ended June 30, 2003. The decrease was also due to a decrease in service charges, fees and commissions on the sale of mortgage loans in the secondary market related to the sale of the mortgage banking subsidiary. The decrease was partially offset by an increase in service charges and fees on transactions accounts in the Company's subsidiary, Community Bank. The increase in service charges on transactions accounts is related primarily to increased utilization of the Bank's services by existing customers.

Noninterest Expenses. Noninterest expenses increased $193,000 for the nine months ended December 31, 2004, compared to the same period last year. The increase is attributable primarily to compensation and benefits, which increased by $275,000 to $4.3 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional commercial and consumer loan officers and loan support personneloffset by the absence of commissions paid to loan originators at our mortgage loan subsidiary which was sold during the first quarter of 2004. Occupancy expense decreased $155,000 due to both reduced expenses related to the sale of the mortgage subsidiary and assets becoming fully depreciated.

Taxes. Taxes increased to $1,362,000 for the nine months ended December 31, 2004, from $1,184,000 for the nine months ended December 31, 2003. The effective tax rate increased from 30.8% for the December 31, 2003 period to 32.2% for the same period ended December 31, 2004 due to tax credits received in the prior year.

RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB

NEXT PAGE

modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures because these entities or transactions constitute the Company's primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

          In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company's consolidated financial position or consolidated results of operations.

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

          Emerging Issues Task Force Issue No. (EITF) 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other -than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary

NEXT PAGE

impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.    Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.   This Statement is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.   For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

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

NEXT PAGE

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's overall market risk since its year ended March 31, 2004. Market risk is discussed as part of management's discussion and analysis under the asset/liability management section in the Company's Annual Report to Shareholders, which is filed as Exhibit B to the Company's Annual Report or Form 10-KSB for the year ended March 31, 2004.

Item 4.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2004, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable.
Item 3.	Defaults Upon Senior Securities
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5.	Other Information
Not Applicable.
Item 6.	Exhibits
See Exhibit Index

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: February 11, 2005	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on December 31, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended December 31, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended December 31, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended December 31, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on December 31, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on December 31, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

NEXT PAGE

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on December 31, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

10.10	Form of Community Financial Corporation 2003 Stock Option and Incentive Plan Incentive Stock Options Agreement and Non-Qualified Stock Option Agreement.
11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

END