Form 10-K
period 2005-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2005-06-29
CIK 850606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

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

Registrant's telephone number: (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES   NO

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

NEXT PAGE

       Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES   NO

       As of May 31, 2005, there were issued and outstanding 2,088,106 shares of the Registrant's common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock as of May 31, 2005, was approximately $39.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K--Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 2005.

Part III of Form 10-K--Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

NEXT PAGE

PART I

Item 1.  Business

General

          Community Financial Corporation ("Community" or the "Company") is a Virginia corporation, which owns Community Bank (the "Bank" or "Community Bank"). The Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. References throughout this Form 10-K to the Company generally include the Bank, unless the context otherwise requires. Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq Stock Market under the symbol "CFFC." In November, 1997 Community Bank established Community First Mortgage Corporation ("Community First"), a wholly owned mortgage banking subsidiary to originate and sell mortgage loans. Community First was sold on June 30, 2003.

          Community and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System and our deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC. At March 31, 2005, Community had $399.6 million in assets, deposits of $275.4 million and stockholders' equity of $31.3 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona and Virginia Beach, Virginia.

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

          Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.

Forward-Looking Statements

          This document, including information incorporated by reference, contains, and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about the Company and its subsidiary which we believe are within the meaning of the Private Securities

NEXT PAGE

Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

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

          Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. The Board of Directors has authorized loan limits for individual loan officers depending on the types of loans being approved. One-to four-family real estate loans not exceeding $350,000 and commercial and multi-family real estate loans not exceeding $225,000 or less may be approved by the President of the Bank. All mortgage loans in excess of $950,000 must be approved by the Board of Directors. Consumer loans in excess of $175,000 on a secured basis and $50,000 on an unsecured basis require the approval of three members of senior management. Loans in excess of individual loan officer or collective senior management loan authority but less than $950,000 must be approved by a majority of our Loan Committee. Regardless of the individual loan approval authority, the Board of Directors generally approves or ratifies all loans.

          The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of unimpaired capital and surplus or $500,000. At March 31, 2005, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $4.8 million. At March 31, 2005, the Bank had no borrower, or groups of borrowers, with loans outstanding in excess of $3.3 million. The bank had only four borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2005, in excess of $3.0 million, all of which loans are performing in accordance to their payment terms.

NEXT PAGE

          Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$123,256	34.94%	$121,143	41.50%	$124,104	48.54%	$103,016	44.91%	$101,786	47.43%
Commercial and multi-family	95,700	27.12	73,107	25.04	51,548	20.16	45,154	19.68	46,514	20.86
Construction	35,019	9.92	25,321	8.68	25,105	9.82	26,878	11.72	23,507	10.54
Total real estate	253,975	71.98	219,571	75.22	200,757	78.52	175,048	76.31	171,807	78.83
Consumer Loans:
Home equity	17,963	5.09	14,557	4.99	15,886	6.21	19,475	8.49	18,096	8.11
Automobile	44,112	12.50	31,297	10.72	19,214	7.51	12,701	5.54	9,714	4.36
Secured personal	2,923	0.83	2,241	0.77	1,943	0.76	4,331	1.89	3,302	1.48
Unsecured personal	2,908	0.82	7,332	2.51	5,195	2.03	2,149	0.94	1,433	0.64
Other	807	0.23	512	0.18	577	0.23	942	0.41	516	0.23
Total consumer	68,713	19.47	55,939	19.17	42,815	16.74	39,598	17.27	33,061	14.82
Commercial business	30,174	8.55	16,361	5.61	12,110	4.74	14,737	6.42	14,167	6.35
Total loans receivable	352,862	100.00%	291,871	100.00%	255,682	100.00%	229,383	100.00%	219,035	100.00%
Less:
Undisbursed loans in process	14,133		10,480		8,310		8,142		6,819
Deferred fees and unearned discounts	(1,100)		(556)		(206)		131		188
Allowance for losses	3,021		2,646		1,940		1,676		1,478
Total net items	16,054		12,570		10,044		9,949		8,485
Total loans receivable, net	$336,808		$279,301		$245,638		$219,434		$210,550

Loans held for sale	$--		$--		$3,670		$4,409		$4,008

NEXT PAGE

          The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$34,129	9.67%	$27,132	9.30%	$25,381	9.94%	$17,227	7.51%	$15,947	7.28%
Commercial and multi-family	12,303	3.49	11,482	3.93	16,010	6.26	14,446	6.3	13,463	6.15
Construction (1)	--	0.00	643	0.22	840	0.33	295	0.13	977	0.45
Total real estate loans	46,432	13.16	39,257	13.45	42,231	16.53	31,968	13.94	30,387	13.88
Home equity	4,413	1.25	7,779	2.67	13,088	5.12	14,237	6.20	14,585	6.66
Automobile	43,970	12.46	31,115	10.65	18,903	7.39	12,607	5.50	9,682	4.42
Secured personal	2,619	0.74	1,125	0.39	1,049	0.41	2,614	1.14	2,265	1.03
Unsecured personal	2,219	0.63	2,509	0.86	2,081	0.81	637	0.28	54	0.02
Other	650	0.18	462	0.16	574	0.22	411	0.18	506	0.23
Total consumer loans	53,871	15.26	42,990	14.73	35,695	13.95	30,506	13.30	27,092	12.36
Commercial business	11,330	3.21	6,218	2.13	4,657	1.82	7,653	3.34	7,026	3.21
Total fixed-rate loans	111,633	31.63	88,465	30.31	82,583	32.30	70,127	30.58	64,505	29.45
Adjustable-Rate loans:
Real Estate:
Residential	89,127	25.27	94,011	32.20	80,612	31.54	85,789	37.39	85,804	39.18
Commercial and multi-family	83,397	23.63	61,625	21.11	53,649	20.98	30,708	13.39	33,016	15.07
Construction (2)	35,019	9.92	24,678	8.46	24,265	9.49	26,583	11.59	22,600	10.32
Total real estate loans	207,543	58.82	180,314	61.77	158,526	62.01	143,080	62.37	141,420	64.57
Home equity	13,550	3.84	6,778	2.33	2,798	1.09	5,238	2.28	3,511	1.61
Automobile	142	0.04	182	0.06	311	0.12	94	0.04	32	0.01
Secured personal	304	0.09	1,116	0.38	894	0.35	1,717	0.75	1,037	0.47
Unsecured personal	689	0.20	4,823	1.65	3,114	1.22	1,512	0.66	1,379	0.63
Other	157	0.04	50	0.02	3	0.00	531	0.23	10	0.00
Total consumer loans	14,842	4.21	12,949	4.44	7,120	2.78	9,092	3.96	5,969	2.72
Commercial Business	18,844	5.34	10,143	3.48	7,453	2.91	7,084	3.09	7,141	3.26
Total adjustable-rate loans	241,229	68.37	203,406	69.69	173,099	67.70	159,256	69.42	154,530	70.55
Total loans receivable	352,862	100.00%	291,871	100.00%	255,682	100.00%	229,383	100.00%	219,035	100.00%
Less:
Undisbursed loans in process	14,133		10,480		8,310		8,142		6,819
Deferred fees and unearned	(1,100)		(556)		(206)		131		188
Allowance for losses	3,021		2,646		1,940		1,676		1,478
Total net items	16,054		12,570		10,044		9,949		8,485
Total loans receivable, net	$336,628		$279,301		$245,638		$219,434		$210,550

Loans held for sale	$--		$--		$3,670		$4,409		$4,008

NEXT PAGE

  (1) Includes residential real estate construction loans of $0, $643,000, $840,000, $295,000, and $297,000, and commercial and multi-family real estate construction loans of $0, $0, $0, $0, and $680,000, at March 31, 2005, 2004, 2003, 2002, and 2001, respectively.

  (2) Includes residential real estate construction loans of $33.1, $22.7 million, $23.7 million, $25.1 million, and $20.4 million, and commercial and multi-family real estate construction loans of $1.9, $2.0 million, $530,000, $1.2 million, and $2.2 million, at March 31, 2005, 2004, 2003, 2002 and 2001 respectively.

Loan Maturity and Repricing

          The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2005, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2006	$31,318	$19,755	$51,073
2007 to 2010	3,701	9,378	13,079
After 2010	--	1,041	1,041
Totals	$35,019	$30,174	$65,193

          The total amount of loans in the above table due after March 31, 2006, which have fixed interest rates is $9.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $4.3 million.

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

NEXT PAGE

          In order to reduce our exposure to changes in interest rates, we originate a limited amount of 30-year or 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio. For the year ended March 31, 2005, 70.8% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2005, $34.1 million or 9.7%, of our total loans receivable, before net items, consisted of fixed-rate mortgage loans.

          To compete with other lenders in our market area, we make one, three, five, seven and ten-year adjustable-rate mortgage ("ARM") loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one-to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our one- to four-family ARM loans primarily adjust annually after the initial period, we offer a residential ARM loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. At March 31, 2005, residential ARM loans totaled $122.2 million, or 34.6%, of our total loans receivable before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial and Multi-Family Real Estate, and Construction Lending

          We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate and construction loans are secured by various types of commercial real estate, including multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. We have in recent years placed more emphasis on multi-family housing loans for our commercial real estate loan portfolio. At March 31, 2005, commercial real estate, land and construction loans aggregated $130.7 million or 37.1% of our total loans receivable before net items. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

NEXT PAGE

          Our commercial real estate loans are generally made at interest rates that adjust based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge origination fees ranging from 1% to 2% on these loans. At March 31, 2005, we had $12.3 million in fixed-rate commercial real estate and construction loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years.

          At March 31, 2005, we had $1.9 million or 0.53% of our total loans receivable before net items invested in commercial construction loans compared to $2.0 million or 0.68% at March 31, 2004. At March 31, 2005, we had three commercial construction loans, the largest one having an outstanding balance of $551,921. These three loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

          The Bank makes construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences and the development of one-to-four family lots in Virginia. These construction loans are generally for a term of twelve months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by the Bank, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by the Bank as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by the Bank during the underwriting process.

          In our underwriting of commercial real estate and construction loans, we may lend, under federal regulations, up to 100% of the security property's appraised value, although the loan to original appraised value ratio on such properties is generally 80% or less. Our commercial real estate and construction loan underwriting requires an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property. At March 31, 2005, we had $33.1 million or 9.4% of our total loans receivable in residential construction loans compared to $23.3 or 8.0% at March 31, 2004.

          The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that the Company is repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots.

NEXT PAGE

All of the Company's land loans are secured by property located in its primary market area. In addition, the Company also generally obtains personal guarantees from financially capable parties based on a review of personal financial statements. Raw land loans increased from $7.1 million at March 31, 2004 to $18.7 million at March 31, 2005 due primarily to the employment of additional loan officers and the increased development activity in the Bank's market areas. At March 31, 2005, the largest outstanding land loan was $2.0 million and was performing according to it's original terms. Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

          During fiscal 2005 lending rates increased. The Bank was actively pursuing commercial real estate loans while borrowers were seeking funding secured by commercial real estate. In a rising rate environment the volume of loans is likely to decline due to borrowers unwillingness to seek funding at higher interest rates.

          At March 31, 2005, we had 47 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $97.6 million. The largest relationship was to a single borrower for $3.3 million secured by a combination of single family construction loans.

          The following table presents information as to the Company's commercial real estate and construction lending portfolio as of March 31, 2005 by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	47	$15,276
Hotel and motel	11	8,856
Commercial and industrial buildings	84	23,791
Raw land	122	18,657
Church	10	2,056
Restaurant	11	3,009
Warehouse	18	5,363
Retail Store	43	16,914
School/Recreational	16	3,688
Total	362	$97,610

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

Consumer Lending

          We offer various secured and unsecured consumer loans, including unsecured personal loans, automobile loans, deposit account loans, installment and demand loans, and home equity loans. At March 31, 2005, we had $68.7 million or 19.5% of our total loans receivable before net items invested in consumer loans. With the exception of $13.6 million of home equity loans at March 31, 2005, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years. The largest component of consumer loans are automobile loans. The balance of automobile loans receivable has increased from $19.2 million for fiscal 2003 to $31.3 million for fiscal 2004 and to $44.1 million at March 31, 2005. The increase in automobile loans is attributable to indirect lending relationships with automobile dealerships in our lending areas. The automobile loans are generally evenly divided between new and used automobiles. The automobile loans are primarily without recourse to the dealer but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer's credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

          We offer VISA credit card accounts. We presently charge no annual membership fee and an annual rate of interest of 15.96%. At March 31, 2005, 1,091 credit card accounts had been issued, with an aggregate outstanding balance of $409,000 and unused credit available of $3.3 million. The total unused credit available under our home equity loans was $14.1 million at March 31, 2005. Consumer loans do not include unused lines of credit on our credit card accounts and home equity lines.

NEXT PAGE

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

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($44,000 at March 31, 2005), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

          We also originate commercial business loans. At March 31, 2005, we had $30.2 million in commercial business loans outstanding, representing 8.6% of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.

          Unlike residential mortgage loans which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Collateral securing the loans include but are not limited to business automobiles, equipment and accounts receivable.

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

Loan Originations, Purchases and Sales

          Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2005, substantially all of our real estate loans were secured by real estate located in our market area.

          Until the sale of our mortgage banking subsidiary in June, 2003, we originated fixed-rate residential mortgage loans in our mortgage banking subsidiary for sale in the secondary market and retained mortgage loans originated by Community Bank for our portfolio. Prior to fiscal 1997 we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

          We have not purchased any loans during the last three fiscal years. Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

NEXT PAGE

	Year Ended March 31,
	2005	2004	2003
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$31,366	$56,724	$36,061
- commercial	27,559	28,600	19,856
Non-real estate - consumer	6,775	216	922
Total adjustable rate	65,700	85,540	56,839
Fixed Rate:
Real estate - 1-4 family residential	12,949	35,533	90,728
- commercial	4,846	3,558	6,499
Non-real estate- consumer	32,974	22,748	15,149
Total fixed rate	50,769	61,839	112,376
Sales and Repayments:
Real estate loans sold	--	22,675	73,178
Principal repayments	55,478	88,515	69,738
Total reductions	55,658	111,190	142,916
Increase/(Decrease) in other items, net	3,484	2,526	95
Net increase	$57,507	$33,663	$26,204

          During fiscal 2003 and 2004 all real estate loan sales were related to our former mortgage banking subsidiary which was sold in June 30, 2003. All loans originated by our former mortgage banking subsidiary were originated for sale while substantially all other loans were originated by Community Bank and were retained in our portfolio.

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

NEXT PAGE

          The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2005. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	5	$340	--	$--	1	$150	54	$388	6	$221	66	$1,099
60-89 days	5	404	--	--	--	--	35	119	3	164	43	687
90 days and over	3	175	--	--	2	164	8	44	1	26	14	409
Total delinquent loans	13	$919	--	$--	3	$314	97	$551	10	$411	123	$2,195

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

          On the basis of management's review of our assets, at March 31, 2005, we had classified $1,881,000 of our assets as substandard, none as doubtful and none as loss. The $1,881,000 in classified loans is comprised primarily of residential and commercial real estate loans, which includes one combination multi-family and commercial real estate loan of $1.1 million. In addition, $2.7 million of loans have been designated as special mention.

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

	March 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accruing loans:

Commercial business and consumer	$ 70	$ 37	$ 51	$ 66	$ 531
Real Estate	339	1,076	1,114	76	437
Total non-accruing loans	409	1,113	1,165	142	968
Real estate acquired through foreclosure	139	621	674	794	188
Total non-performing assets	$ 548	$1,734	$1,839	$ 936	$1,156
Total as a percentage of total assets	.14%	.51%	.62%	.36%	.43%
Allowance for loan losses	$3,021	$2,646	$1,940	$1,676	$1,477

Non-performing assets at March 31, 2005 were comprised primarily of repossessed automobiles and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

          Nonaccrual loans amounted to $408,873 at March 31, 2005. If interest on these loans had been accrued, such income would have approximated $8,000 for the year ended March 31, 2005, none of which is included in interest income.

Other Loans Of Concern

         As of March 31, 2005, there were $4.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

NEXT PAGE

          The $4.0 million in other loans of concern is comprised primarily of commercial real estate loans, which includes one combination commercial real estate and multi-family loan in the amount of $1.1 million. This loan was current as to interest and principal payments as of March 31, 2005.

          Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

Allowance for Losses on Loans and Real Estate

          We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. During fiscal 2005, our net increase in allowance for losses on loans was $375,000, due primarily to a $57.5 million net increase in loans. At March 31, 2005, we had an allowance for loan losses of $3,021,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses". The following table sets forth an analysis of our allowance for loan losses.

NEXT PAGE

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$2,646	$1,940	$1,676	$1,477	$1,218
Provision charged to operations	870	846	451	373	320
Charge-offs:
Residential real estate	-	(46)	(20)	(147)	(112)
Commercial and Multi-family	(241)
Construction	(51)	(24)
Automobile	(332)	(176)	(111)	(62)	(6)
Secured personal			(30)
Unsecured personal	(47)	(43)	(83)	(93)
Other	(3)
Commercial Business	6

Recoveries:
Residential real estate	15	69	23	69	25
Commercial and Multifamily	43
Construction	-
Automobile	85	54	16	12	32
Secured personal
Unsecured personal	29	26	18	47
Other
Commercial Business	13
Net charge-offs	(495)	(140)	(187)	(174)	(61)
Balance at end of period	$3,021	$2,646	$1,940	$1,676	$1,477
Ratio of net charge-offs during the period to average loans outstanding during the period	.16%	.05%	.08%	.08%	.03%

NEXT PAGE

          The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial and Multi- Family Real Estate	Construction	Commercial Business	Consumer	Total
	(Dollars in Thousands)

March 31, 2005
Amount of loan loss allowance	$ 308	$ 718	$ 409	$ 554	$ 1,032	$ 3,021
Loan amounts by category	123,256	95,700	35,019	30,174	68,713	352,862
Percent of loans in each category to total loans	34.94%	27.12%	9.92%	8.55%	19.47%	100.00%

March 31, 2004
Amount of loan loss allowance	$ 283	$ 889	$ 299	$ 286	$ 889	$ 2,646
Loan amounts by category	121,143	73,107	25,321	16,361	55,939	291,871
Percent of loans in each category to total loans	41.49%	25.05%	8.68%	5.61%	19.17%	100.00%

March 31, 2003
Amount of loan loss allowance	$ 257	$ 532	$ 295	$ 212	$ 644	$ 1,940
Loan amounts by category	127,774	51,548	25,105	12,110	42,815	259,352
Percent of loans in each category to total loans	49.26%	19.88%	9.68%	4.67%	16.51%	100.00%

March 31, 2002
Amount of loan loss allowance	$ 259	$ 465	$ 267	$ 258	$ 427	$ 1,676
Loan amounts by category	107,425	45,154	26,878	14,737	39,598	233,792
Percent of loans in each category to total loans	45.95%	19.31%	11.50%	6.30%	16.94%	100.00%

March 31,2001
Amount of loan loss allowance	$ 214	$ 409	$ 230	$ 248	$ 376	$ 1,477
Loan amounts by category	105,794	46,514	23,507	14,167	33,061	223,043
Percent of loans in each category to total loans	47.46%	20.84%	10.53%	6.35%	14.82%	100.00%

NEXT PAGE

Subsidiary Activities

          We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997, began operations in May 31, 1998 and sold the subsidiary in June 2003. The primary business of Community First was to originate fixed-rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans. The success of a mortgage banking operation such as Community First is generally dependent on increasing the volume of mortgage loans originated and sold to investors.

Investment Activities

          As a member of the FHLB System, Community Bank must maintain minimum levels of investments that qualify as liquid assets to meet the safety and soundness requirements under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

          Historically, we have maintained our liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of March 31, 2005, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.3%.

          The contractual maturities and weighted average yields of the investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2005
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	Total Investment Securities
	Book Value	Book Value	Book Value	Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$ -	$21,334	$2,500	$23,834	$23,551
State agency obligations and commercial paper	590	2,207	--	2,797	2,815
Total Investment Securities	$590	$23,541	$2,500	$26,631	$26,366
Weighted Average Yield (1)	5.90%	4.07%	4.42%	4.14%	4.18%

(1) The weighted average yield is not computed on a tax equivalent basis. Included in the above table are $22.5 million of securities that are callable in three years or less.

NEXT PAGE

          The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.

	March 31,
	2005		2004		2003
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks:	$ 1,555	100.00%	$ 1,658	100.00%	$ 2,299	100.00%

Investment securities:
Federal agency obligations	$23,834	53.8%	$17,335	45.7%	$16,336	49.1%
State agencies and commercial paper	2,797	6.3	3,313	8.7	4,693	14.1
United States agency equity securities	13,497	30.4	15,013	39.5	10,523	31.7
Subtotal	40,128	90.5	35,661	93.9	31,552	94.9
FHLB stock	4,229	9.5	2,300	6.1	1,700	5.1
Total investment securities and FHLB stock	$44,357	100.00%	$37,961	100.00%	$33,252	100.00%
Average remaining life or term to repricing (1)		4 Years		4 Years		4 Years

(1)     Excludes Freddie Mac common stock and other marketable equity securities.

          During fiscal 2005, the market rates paid on investment securities increased. During fiscal 2005, we invested primarily in federal and state agency securities with maturities of one to five years, some of which are callable within three months to three years from date of purchase.

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

NEXT PAGE

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

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	At March 31,
	2005	2004	2003
	(In Thousands)
Passbook and statement accounts	$ 41,908	$ 52,267	$ 56,178
NOW and Super NOW accounts	54,223	49,742	38,484
Money market accounts	16,043	22,734	24,080
One-to five-year fixed-rate certificates	160,129	129,374	122,506
Six-month and 91 day certificates	3,127	6,114	5,964
Total	$275,430	$260,231	$247,212

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

NEXT PAGE

          The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2005	2004	2003
	(Dollars in Thousands)
Opening balance	$260,231	$247,212	$204,535
Net deposits (withdrawals)	11,199	8,353	35,943
Interest credited	4,000	4,666	6,734
Ending balance	275,430	260,231	247,212
Net increase	$ 15,199	$ 13,019	$ 42,677
Percent increase	5.84%	5.27%	20.87%

          During the fiscal years ended March 31, 2004 and 2003, we emphasized free checking accounts, offered a more competitive rate on savings accounts and remained competitive in regard to the rates offered by competitors. During fiscal 2005 market interest rates increased and contributed to a decrease in savings and money market accounts. The change in deposits is related primarily to rising interest rates and customers preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2005. We may use borrowings from time to time as an alternative source of funds. See "- Borrowings."

          The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$ 24,703	---%	$ 19,547	---%	$ 13,944	---%
Interest bearing demand deposits	46,659	0.53	47,069	0.83	39,079	1.48
Savings deposits	46,961	0.76	53,486	1.13	53,408	2.14
Time deposits	147,580	2.87	132,954	3.14	119,145	3.81
Total deposits	$265,903	1.82%	$253,056	2.05%	$225,576	2.79%

NEXT PAGE

          The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(Dollars In Thousands)
March 31, 2005	$26,949	$65,465	$44,012	$23,953	$2,675	$202	$163,256
March 31, 2004	$39,521	$28,833	$30,368	$30,886	$5,668	$212	$135,488
March 31, 2003	$5,595	$42,035	$33,460	$36,553	$10,408	$419	$128,470

          The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2005.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars In Thousands)
Certificates of deposit less than $100,000	$10,478	$11,573	$22,722	$76,325	$121,098
Certificates of deposit of $100,000 or more	1,863	2,582	4,551	33,162	42,158
Total certificates of deposit	$12,341	$14,155	$27,273	$109,487	$163,256

Borrowings

          As a member of the FHLB of Atlanta, we are required to own capital stock in the FHLB of Atlanta and are authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. The proceeds are utilized by us for general corporate purposes. At March 31, 2005, we had $15,650,497 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our securities sold under agreements to repurchase, see Note 8 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders which is incorporated by reference in Part II, Item 8 of this report.

NEXT PAGE

          We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return.

          The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated. For additional information on our borrowings, see Notes 7 and 8 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders which is incorporated by reference in Part II, Item 8 of this report.

	At March 31,
	2005	2004	2003
	(Dollars in Thousands)
Securities sold under agreements to repurchase	$ 15,650	$ 429	$ 774
FHLB advances	76,000	46,000	22,000
Total Borrowings	$ 91,650	$ 46,429	$ 22,774
Weighted average interest rate of borrowings	3.11%	1.24%	1.57%

          Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2005	2004	2003

Amount outstanding at year end	$71,000	$46,000	$22,000
Average interest rate on amount at year end	3.13%	1.25%	1.57%

Average amount outstanding during the year	$61,485	$27,721	$23,428
Average interest rate during the year	2.04%	1.27%	1.78%

Maximum amount outstanding during the year	$78,000	$46,000	$30,000

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

          Regulatory Capital Requirements. Federally insured savings associations, such as Community Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report to Stockholders which is incorporated by reference in Part II, Item 8 of this report for information on our regulatory capital levels and applicable OTS requirements.

NEXT PAGE

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

          Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2005, Community Bank met the test and has always met the test since its effective date.

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

NEXT PAGE

          Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Community Bank was examined for CRA compliance in January, 2005 and received a rating of "Satisfactory".

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

Federal and State Taxation

          Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2005, Community Bank's had no excess reserves to be recaptured.

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

          P. Douglas Richard, age 61, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

          R. Jerry Giles, age 56, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

NEXT PAGE

          Chris P. Kyriakides, age 42, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

          Benny N. Werner, age 56, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

          Norman C. Smiley, III., age 43, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

          At March 31, 2005, we had a total of 138 employees, including 26 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

NEXT PAGE

Item 2. Properties

          The following table sets forth information at March 31, 2005, with respect to our offices, furniture and equipment. We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2005
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,463,000
Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	663,000
Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	1,049,000
5300 Kemps River Drive Virginia Beach, Virginia	1997	2007	2,400	54,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	935,000
101 Community Way Staunton, Virginia	1999	2039	4,500	678,000
2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	50,000
21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,431,000
123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,523,000

          Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2005 was $99,675.

Item 3. Legal Proceedings

          There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

NEXT PAGE

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

          The information contained under the caption "Common Stock" on page 36 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference. In addition, the Equity Compensation Plan information contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference. No stock was repurchased by the Company during the fourth quarter of fiscal 2005.

Item 6. Selected Financial Data

          The Selected Consolidated Financial Data on page 3 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

          The information under the caption "Management's Discussion and Analysis" on pages 5 through 12 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The information under the caption "Management's Discussion and Analysis" on pages 5 through 12 of the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

          The Financial Statements on pages 13 through 35 in the Registrant's Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

Item 9A. Controls and Procedures

          An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NEXT PAGE

          The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending March 31, 2006. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2006 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

Item 9B. Other Information

          None.

NEXT PAGE

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

          Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

          Information concerning executive officers is set forth in Part I of this report under the caption "Executive Officers."

Compliance with Section 16(a)

          Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Financial Expert

          Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

          The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended March 31, 2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Secretary of Community Financial Corporation at 38 North Central Avenue, Staunton, Virginia 24401, or by calling (540) 885-0993

Item 11. Executive Compensation

          Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          The following table summarizes our equity compensation plans as of March 31, 2005.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of out-standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))

Equity compensation plans approved by security holders	301,650	$15.32	14,700

Equity compensation plans not approved by security holders	0	0	0

Total	301,650	$15.32	14,700

          The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

Item 13. Certain Relationships and Related Transactions

          Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

          Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

PART IV

Item 15. Exhibits, Financial Statement Schedules

          See Exhibit Index.

NEXT PAGE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 29, 2005	By:	/s/ P. Douglas Richard P. Douglas Richard (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ P. Douglas Richard P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)	By:	/s/ James R. Cooke, Jr. James R. Cooke, Jr. Chairman of the Board and Director
Date:	June 29, 2005	Date:	June 29, 2005
By:	/s/ Jane C. Hickok Jane C. Hickok Vice Chairman of the Board and Director	By:	/s/ Charles F. Andersen Charles F. Andersen Director
Date:	June 29, 2005	Date:	June 29, 2005
By:	/s/ Dale C. Smith Dale C. Smith Director	By:	/s/ Morgan N. Trimyer, Jr. Morgan N. Trimyer, Jr. Director
Date:	June 29, 2005	Date:	June 29, 2005
By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)	By:	/s/ Charles W. Fairchilds Charles W. Fairchilds Director
Date:	June 29, 2005	Date:	June 29, 2005

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-B Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on June 30, 2003 as exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner.

NEXT PAGE

INDEX TO EXHIBITS (Continued)

Regulation S-B Exhibit Number	Document

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors.
10.10	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.11	Form of Director Deferred Fee Agreement, as amended.
11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K).

13	Annual Report to Security Holders.
14	Code of Ethics, filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer).
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer).
32	Section 1350 Certifications

END