Form 10-Q
period 2005-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2005-08-12
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes    No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 5, 2005: 2,095,706.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2005 (Unaudited)	March 31 2005
ASSETS
Cash (including interest-bearing deposits of approximately $1,012,000 and $1,555,000)	$ 4,079,333	$ 2,345,769
Securities
Held to maturity	25,538,036	26,630,865
Available for sale	13,913,012	13,496,728
Restricted investment in Federal Home Loan Bank stock, at cost	4,048,700	4,228,700
Loans receivable, net of allowance for loan losses of $3,141,428 and $3,021,493	341,545,167	336,808,373
Real estate owned	130,323	138,114
Property and equipment, net	7,858,815	7,845,945
Accrued interest receivable
Loans	1,332,501	1,262,333
Investments	592,526	598,649
Prepaid expenses and other assets	5,836,954	6,248,506
Total Assets	$404,875,367	$399,603,982
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$283,445,310	$275,430,388
Advances from Federal Home Loan Bank	72,000,000	76,000,000
Securities sold under agreement to repurchase	15,428,910	15,650,497
Advance payments by borrowers for taxes and insurance	65,126	167,437
Other liabilities	1,375,932	1,030,576
Total Liabilities	372,315,278	368,278,898
Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,091,106 and 2,085,106 shares outstanding	20,911	20,851
Additional paid in capital	4,379,472	4,292,815
Retained earnings	26,838,312	25,948,758
Accumulated other comprehensive income	1,321,394	1,062,660
Total Stockholders' Equity	32,560,089	31,325,084
Total Liabilities and Stockholders' Equity	$404,875,367	$399,603,982

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2005	(Unaudited)	2004
INTEREST AND DIVIDEND INCOME
Loans	$5,292,303		$4,106,689
Investment securities	269,449		246,047
Other	248,848		214,297
Total interest income	5,810,600		4,567,033
INTEREST EXPENSE
Deposits	1,473,962		1,197,432
Borrowed money	733,044		151,722
Total interest expense	2,207,006		1,349,154
NET INTEREST INCOME	3,603,594		3,217,879
PROVISION FOR LOAN LOSSES	125,156		164,115
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,478,438		3,053,764
NONINTEREST INCOME
Service charges, fees and commissions	648,994		547,134
Miscellaneous	145,137		130,074
Total noninterest income	794,131		677,208
NONINTEREST EXPENSE
Compensation & benefits	1,562,320		1,378,457
Occupancy	325,801		306,265
Data processing	280,086		317,615
Federal insurance premium	9,455		9,838
Miscellaneous	417,650		408,318
Total noninterest expense	2,595,312		2,420,493
INCOME BEFORE TAXES	1,677,257		1,310,479
INCOME TAXES	558,012		418,555
NET INCOME	$ 1,119,245		$891,924
BASIC EARNINGS PER SHARE	$ 0.54		$ 0.43
DILUTED EARNINGS PER SHARE	$ 0.51		$ 0.41
DIVIDENDS PER SHARE	$ 0.11		$ 0.10

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,119,245	$891,924
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	125,156	164,115
Depreciation	131,351	139,846
Amortization of premium and accretion of discount on securities, net	2,829	3,255
Increase in net deferred loan fees	5,394	14,203
Increase (decrease) in deferred income taxes	(23,275)	2,489
(Increase) decrease in other assets	347,507	(79,649)
Increase in other liabilities	108,770	112,031
Net cash provided by operating activities	1,816,977	1,248,214
INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,090,000	2,390,000
Purchases of investment securities	--	(9,902,680)
Net increase in loans	(4,867,344)	(14,650,640)
Purchases of property and equipment	(144,221)	(97,968)
(Purchase) redemtion of FHLB stock	180,000	(700,000)
Decrease in Real Estate Owned	7,791	156,885
Net cash absorbed by investing activities	(3,733,774)	(22,804,403)
FINANCING ACTIVITIES
Dividends paid	(229,692)	(207,891)
Net increase in deposits	8,014,922	4,622,231
Proceeds from advances and other borrowed money	91,660,836	93,099,050
Repayments of advances and other borrowed money	(95,882,422)	(78,979,259)
Proceeds from issuance of common stock	86,717	--
Net cash provided by financing activities	3,650,361	18,534,131
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,733,564	(3,022,058)
CASH AND CASH EQUIVALENTS-beginning of period	2,345,769	4,493,661
CASH AND CASH EQUIVALENTS-end of period	$4,079,333	$1,471,603

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

At June 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No proforma compensation expense is disclosed for the quarters ended June 30, 2005 and 2004 as no options were granted during those periods and options outstanding are fully vested.

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

NEXT PAGE

	For the Three Months Ended
	June 30, 2005			June 30, 2004
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,119,245	2,088,304	$0.54	$891,924	2,078,906	$0.43
Effect of Dilutive Securities
Options	---	86,257		---	81,784
Diluted EPS
Income available to common stockholders	$1,119,245	2,174,561	$0.51	$891,924	2,160,690	$0.41

During the quarter ended June 30, 2005, stock options representing 49,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive. No stock options were excluded for the quarter ended June 30, 2004.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2005:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 6,092,000	1.50%	$29,672,000	7.31%	$23,580,000
Core Capital	16,246,000	4.00	29,672,000	7.31	13,426,000
Risk-based Capital	25,286,000	8.00	33,721,000	10.67	8,435,000

The primary source of funds for the payment of dividends to its stockholders are dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NEXT PAGE

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2005 and 2004 was $2,214,541 and $1,398,686, respectively. Total income taxes paid for the three months ended June 30, 2005 and 2004 was $150,584 and $0.

NOTE 6. - COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2005 and 2004:

	Three months Ended June 30
	2005	2004
(Amounts in thousands)
Net income	$1,119,245	$891,924
Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	258,734	(779,757)
Total comprehensive income	$1,377,979	$112,167

NOTE 7. - DEFINED BENEFIT PENSION PLAN

          The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended June 30
	2005	2004
Service cost	$71,932	$46,938
Interest cost	33,009	25,427
Expected return on plan assets	(31,019)	(25,323)
Recognized net actuarial loss	8,597	2,229
	$82,519	$49,271

          As disclosed in the Company's Form 10-K for the year ended March 31, 2005, a contribution of $263,000 to its pension plan is expected during the current fiscal year. As of June 30, 2005, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2006.

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

Our operating results were impacted primarily by changes in net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The change in net interest income is impacted by both the change in interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the three month period ended June 30, 2005 has been the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The growth in loans has slowed from previous quarters due primarily to efforts by management to moderate loan growth through pricing. We also did not purchase any investment securities during the June 30, 2005 quarter and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. While the Company maintains an acceptable interest rate risk position, our interest rate spread has been compressed due to the current market relationship between short-term and long-term interest rates. We continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of the Company's interest-bearing liabilities. During the fiscal year ended March 31, 2005, the primary source of funding for increases in assets was borrowings. The primary source of funding for increases in assets during the June 30, 2005 quarter was deposits, which was due to our being more competitive on deposit pricing in our market areas. Management plans to remain competitive in our deposit pricing and anticipates that deposits growth will be the primary source of funding for asset growth during the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

CRITICAL ACCOUNTING POLICIES

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations. Subsequent recoveries, if any, are credited to the allowance. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Company's regulators.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

NEXT PAGE

FINANCIAL CONDITION

The Company's total assets increased $5.3 million to $404.9 million at June 30, 2005 from $399.6 million at March 31, 2005 due to an increase in loans receivable of $4.7 million. These increases were funded with deposits which increased $8.0 million at June 30, 2005, from March 31, 2005. The increase in deposits was due primarily to more competitive pricing by the Bank on time deposits and money market accounts. The increase in deposits was due to an increase in money market accounts of $2.8 million and time deposits of $9.0 million which was partially offset by a decrease in savings accounts of $3.2 million and checking accounts of $600,000. Stockholders' equity increased $1.2 million to $32.5 million at June 30, 2005, from $31.3 million at March 31, 2005, due to earnings for the three month period ended June 30, 2005 and an increase in the net unrealized gain on securities available for sale offset by a payment of $0.11 per share in cash dividends.

At June 30, 2005, non-performing assets totaled approximately $569,000 or .14% of assets compared to $548,000 or .14% of assets at March 31, 2005. Non-performing assets at June 30, 2005 were comprised primarily of loans 90 days or more delinquent which totaled $439,000. At June 30, 2005, our allowance for loan losses to non-performing loans was 552.1% and to total loans was .91%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2005, there were also $2.2 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of commercial real estate loans. No individual loan in this category has a balance that exceeds $212,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2005, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.3%.

At June 30, 2005, we had commitments to purchase or originate $13.8 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $65.8 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004.

General. Net income for the three months ended June 30, 2005 was $1,119,000 compared to $892,000 for the three months ended June 30, 2004, an increase of $227,000. Net interest income increased $385,000, and non-interest income

NEXT PAGE

increased $117,000 during the three months ended June 30, 2005 compared to the same period in 2004. Return on equity for the three months ended June 30, 2005 was 14.02% compared to 12.21% for the three month period ended June 30, 2004. Return on assets was 1.11% for quarter ended June 30, 2005 compared to 1.03% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.2 million to $5.8 million for the three months ended June 30, 2005, from $4.6 million for the three months ended June 30, 2004, due to both higher average loan and security balances, and higher yields for both investment securities and loans for the three months ended June 30, 2005 as compared to the period ended June 30, 2004. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 6.01% for the three months ended June 30, 2005 compared to 5.55% for the three months ended June 30, 2004.

Interest Expense. Total interest expense increased by $858,000 to $2.2 million for the quarter ended June 30, 2005, from $1.3 million for the quarter ended June 30, 2004. Interest on deposits increased by $277,000 to $1.5 million for the quarter ended June 30, 2005 from $1.2 million for the quarter ended June 30, 2004 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $581,000 to $733,000 for the quarter ended June 30, 2005, from $152,000 for the quarter ended June 30, 2004, due primarily to an increase in average borrowings and to a lesser extent an increase in the rate paid on borrowings. The average balance for borrowings increased form $50.4 million for the June 30, 2004 quarter to $91.1 million for the June 30, 2005 period while the rate paid on borrowings increased from 1.20% to 3.22% for the same periods. The average rate paid on interest-bearing liabilities was 2.39% during the three months ended June 30, 2005 compared to 1.72% for the three months ended June 30, 2004.

Provision for Loan Losses. The provision for loan losses decreased by $39,000 to $125,000 for the three months ended June 30, 2005, from $164,000 for the three months ended June 30, 2004.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $117,000 to $794,000 for the three months ended June 30, 2005, from $677,000 for the three months ended June 30, 2004 due to an increase in loan fee and service charge income related to brokered loans. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense. Noninterest expense increased by $175,000 to $2.6 million for the three months ended June 30, 2005 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $184,000 to $1.6 million compared to the same period last year.The increase in compensation and benefits resulted from the hiring of additional loan officers and loan support personnel.

Taxes. Taxes decreased by $139,000 to $558,000 for the three months ended June 30, 2005, from $419,000 for the three months ended June 30, 2004. The effective tax rate increased from 31.9% for the June 30, 2004 quarter to 33.3% for the June 30, 2005 quarter.

NEXT PAGE

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

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

NEXT PAGE

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since March 31, 2005 year end. Market risk is discussed as part of management's discussion and analysis under asset/liability management in the Company's annual report for March 31, 2005.

Item 4.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending March 31, 2007. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

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

COMMUNITY FINANCIAL CORPORATION
Date: August 12, 2005	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

20
NEXT PAGE

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on November 14, 2000 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on June 30, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended December 31, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on June 30, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on June 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

NEXT PAGE

Exhibit Number	Document
10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

10.9	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.10	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

10.11	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.12	Form of Community Financial Corporation 2003 Stock Option and Incentive Plan, Incentive Stock Options Agreement and Non-Qualified Stock Option Agreement.
11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

END