Form 10-Q
period 2005-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2005-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number      0-18261

COMMUNITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA (State of other jurisdiction of incorporation or organization)	54-1532044 (I.R.S. Employer Identification No.)

38 North Central Ave., Staunton, Va. 24401

(Address of principal executive offices zip code)

(540) 886-0796

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 4, 2005:   2,097,606.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2005	March 31 2005
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,076,000 and $1,555,000)	$ 7,177,292	$ 2,345,769
Securities
Held to maturity	25,535,575	26,630,865
Available for sale	13,167,439	13,496,728
Restricted investment in Federal Home Loan Bank stock, at cost	3,913,700	4,228,700
Loans receivable, net of allowance for loan losses of $3,022,542 and $3,021,493	342,150,627	336,808,373
Real estate owned	126,348	138,114
Property and equipment, net	7,978,644	7,845,945
Accrued interest receivable
Loans	1,357,876	1,262,333
Investments	686,893	598,649
Prepaid expenses and other assets	5,773,827	6,248,506

Total Assets	$407,868,221	$399,603,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$287,193,954	$275,430,388
Advances from Federal Home Loan Bank	70,000,000	76,000,000
Securities sold under agreement to repurchase	16,493,619	15,650,497
Advance payments by borrowers for taxes and insurance	105,159	167,437
Other liabilities	1,049,063	1,030,576

Total Liabilities	374,841,795	368,278,898

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,096,856 and 2,085,106 shares outstanding	20,969	20,851
Additional paid in capital	4,453,445	4,292,815
Retained earnings	27,692,234	25,948,758
Accumulated other comprehensive income	859,778	1,062,660

Total Stockholders' Equity	33,026,426	31,325,084

Total Liabilities and Stockholders' Equity	$407,868,221	$399,603,982

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$5,422,351	$4,387,076	$10,714,654	$8,493,765
Investment securities	260,704	299,516	530,153	545,563
Other	237,305	235,665	486,153	449,962

Total interest income	5,920,360	4,922,257	11,730,960	9,489,290

INTEREST EXPENSE
Deposits	1,680,565	1,164,778	3,154,527	2,362,210
Borrowed money	780,094	282,177	1,513,138	433,899

Total interest expense	2,460,659	1,446,955	4,667,665	2,796,109

NET INTEREST INCOME	3,459,701	3,475,302	7,063,295	6,693,181
PROVISION (CREDIT) FOR LOAN LOSSES	(1,406)	126,625	123,750	290,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,461,107	3,348,677	6,939,545	6,402,441

NONINTEREST INCOME
Service charges, fees and commissions	649,239	585,054	1,298,233	1,132,188
Other	96,757	88,743	241,894	218,817

Total noninterest income	745,996	673,797	1,540,127	1,351,005

NONINTEREST EXPENSE
Compensation & benefits	1,535,481	1,401,245	3,097,801	2,779,702
Occupancy	347,050	297,650	672,851	603,915
Data processing	286,982	341,709	567,068	659,324
Federal insurance premium	9,063	9,541	18,518	19,379
Advertising	97,673	90,803	187,124	168,808
Other	361,865	351,690	690,064	682,003

Total noninterest expense	2,638,114	2,492,638	5,233,426	4,913,131

INCOME BEFORE TAXES	1,568,989	1,529,836	3,246,246	2,840,315
INCOME TAXES	484,539	499,063	1,042,551	917,618

NET INCOME	$1,084,450	$1,030,773	$2,203,695	$1,922,697

BASIC EARNINGS PER SHARE	$ 0.51	$ 0.49	$ 1.05	$ 0.92
DILUTED EARNINGS PER SHARE	$ 0.50	$ 0.48	$ 1.01	$ 0.89
DIVIDENDS PER SHARE	$ 0.11	$ 0.10	$ 0.22	$ 0.20

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 2,203,695	$ 1,922,697
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	123,750	290,740
Depreciation	271,776	276,612
Amortization of premium and accretion of discount on securities, net	5,291	6,543
(Decrease)increase in net deferred loan fees	(120,128)	9,990
(Decrease)deferred income taxes	(55,003)	(6,747)
(Increase) decrease in other assets	290,892	(195,208)
Increase (decrease) in other liabilities	18,487	(104,968)

Net cash provided by operating activities	2,738,760	2,199,659

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,090,000	6,890,000
Purchases of investment securities	--	(12,902,680)
Net increase in loans	(5,226,745)	(23,647,963)
Purchases of property and equipment	(404,475)	(215,723)
(Purchase) redemption of FHLB stock	315,000	(1,300,000)
Decrease in Real Estate Owned	11,766	92,319

Net cash absorbed by investing activities	(4,214,454)	(31,084,047)

FINANCING ACTIVITIES
Dividends paid	(460,219)	(415,781)
Net increase in deposits	11,763,566	5,811,833
Proceeds from advances and other borrowed money	121,905,684	126,289,471
Repayments of advances and other borrowed money	(127,062,562)	(104,554,171)
Proceeds from issuance of common stock	160,748	---

Net cash provided by financing activities	6,307,217	27,131,352

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	4,831,523	(1,753,036)
CASH AND CASH EQUIVALENTS-beginning of period	2,345,769	4,493,661

CASH AND CASH EQUIVALENTS-end of period	$ 7,177,292	$ 2,740,625

See accompanying notes to unaudited interim consolidated financial statements

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Note 2. - Stock-Based Compensation Plan

At September 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No proforma compensation expense is disclosed for the quarter and six months ended September 30, 2005 and 2004 as no options were granted during those periods and options outstanding are fully vested.

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

NEXT PAGE

	For the Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,084,450	2,094,784	$0.51	$1,030,773	2,078,906	$0.49
Effect of Dilutive Securities
Options	---	82,504		---	72,406

Diluted EPS
Income available to common stockholders	$1,084,450	2,177,288	$0.50	$1,030,773	2,151,312	$0.48

During the quarter ended September 30, 2005, stock options representing 48,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive. No stock options were excluded for the quarter ended September 30, 2004.

	For the Six Months Ended
	September 30, 2005			September 30, 2004
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$2,203,695	2,091.562	$1.05	$1,922,697	2,078.906	$0.92
Effect of Dilutive Securities
Options	---	84,275		---	77,095

Diluted EPS
Income available to common stockholders	$2,203,695	2,175,837	$1.01	$1,922,697	2,156,001	$0.89

NEXT PAGE

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2005:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 6,162,000	1.50%	$30,768,000	7.52%	$24,606,000
Core Capital	16,431,000	4.00	30,768,000	7.52	14,337,000
Risk-based Capital	25,593,000	8.00	34,395,000	10.75	8,802,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2005 and 2004 was $4,409,226 and $2,756,928, respectively. Total income taxes paid for the six months ended September 30, 2005 and 2004 was $1,170,382 and $664,288.

NOTE 6. - COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the six-month periods ended September 30, 2005 and 2004:

	Six months Ended September 30
	2005	2004
(Amounts in thousands)
Net income	$2,203,695	$1,922,697
Other comprehensive loss, net of tax
Unrealized(losses)on securities:
Unrealized holding (losses) arising during the period	(202,882)	(726,148)

Total comprehensive income	$2,000,813	$1,196,549

NEXT PAGE

Note 7. - Defined Benefit Pension Plan

          The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended September 30
	2005	2004
Service cost	$71,932	$46,938
Interest cost	33,009	25,427
Expected return on plan assets	(31,019)	(25,323)
Recognized net actuarial loss	8,597	2,229

	$82,519	$49,271

	Six months Ended September 30
	2005	2004
Service cost	$143,864	$93,876
Interest cost	66,019	50,854
Expected return on plan assets	(62,039)	(50,646)
Recognized net actuarial loss	17,193	4,458

	$165,037	$98,542

          As disclosed in the Company's Form 10-K for the year ended March 31, 2005, a contribution of $263,000 to its pension plan is expected during the current fiscal year. As of September 30, 2005, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2006.

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

Our operating results for the six months ended September 30, 2005 were impacted primarily by changes in net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The change in net interest income is impacted by both the change in interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the six month period ended September 30, 2005 has been the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The increase in net income for the quarter ended September 30, 2005 is due primarily to a decrease in the provision for loan losses. The decrease in the loan loss provision is attributable to both slower loan growth and excellent loan quality. Management is aware of the potential impact of rising interest rates on borrowers' ability to repay loans and will monitor the Bank's loan portfolio for future changes. The decrease in net interest income for the three months ended September 30, 2005 is due to the decrease in the interest rate spread. Both the decrease in the interest rate spread and the slower loan growth than previous quarters is due primarily to market loan pricing related to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the three and six month periods ended September 30, 2005 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. While the Company maintains an acceptable interest rate risk position, our interest rate spread has been compressed due to the current market relationship between short-term and long-term interest rates. We continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $143 million in loans or 42% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of the Company's interest-bearing liabilities. During the fiscal year ended March 31, 2005, the primary source of funding for increases in assets was borrowings. The primary source of funding for increases in assets during the September 30, 2005 quarter and six month periods was deposits, which was due to our being more competitive on deposit pricing in our market areas. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

NEXT PAGE

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

FINANCIAL CONDITION

The Company's total assets increased $8.3 million to $407.9 million at September 30, 2005 from $399.6 million at March 31, 2005 due to an increase in loans receivable of $5.3 million. These increases were funded with deposits which increased $11.8 million at September 30, 2005, from March 31, 2005. The increase in deposits was due primarily to more competitive pricing by the Bank on time deposits and money market accounts. The increase in deposits was due to an increase in money market accounts of $5.0 million, time deposits of $11.1 million and checking accounts of $1.9 million which was partially offset by a decrease in savings accounts of $6.2 million. The increase in deposits was also related to the $5.2 million decrease in borrowings for the six months ended September 30, 2005. Stockholders' equity increased $1.7 million to $33.0 million at September 30, 2005, from $31.3 million at March 31, 2005, due to earnings for the six month period ended September 30, 2005 offset by a decrease in the net unrealized gain on securities available for sale and by two payments of $0.11 per share in cash dividends.

At September 30, 2005, non-performing assets totaled approximately $493,000 or .12% of assets compared to $548,000 or .14% of assets at March 31, 2005. Non-performing assets at September 30, 2005 were comprised primarily of loans 90 days or more delinquent which totaled $367,000. At September 30, 2005, our allowance for loan losses to non-performing loans was 613.1% and to total loans was .88%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of September 30, 2005, there were also 68 loans totaling $2.9 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of commercial real estate loans. No individual loan in this category has a balance that exceeds $783,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2005, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.6%.

At September 30, 2005, we had commitments to purchase or originate $20.9 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $86.8 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004.

General. Net income for the three months ended September 30, 2005 was $1,084,450 compared to $1,030,773 for the three months ended September 30, 2004, an increase of $54,000. Net interest income decreased $16,000, and non-interest income increased $72,000 during the three months ended September 30, 2005 compared to the same period in 2004. Return on equity for the three months ended September 30, 2005 was 13.48% compared to 13.89% for the three month period ended September 30, 2004. Return on assets was 1.07% for the quarter ended September 30, 2005 compared to 1.13% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.0 million to $5.9 million for the three months ended September 30, 2005, from $4.9 million for the three months ended September 30, 2004, due to both higher average loan balances, and higher yields for loans for the three months ended September 30, 2005 as compared to the period ended September 30, 2004. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 6.12% for the three months ended September 30, 2005 compared to 5.67% for the three months ended September 30, 2004.

Interest Expense. Total interest expense increased by $1.1 million to $2.5 million for the quarter ended September 30, 2005, from $1.4 million for the quarter ended September 30, 2004. Interest on deposits increased by $516,000 to $1.7 million for the quarter ended September 30, 2005 from $1.2 million for the quarter ended September 30, 2004 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $498,000 to $780,000 for the quarter ended September 30, 2005, from $282,000 for the quarter ended September 30, 2004, due primarily to an increase in average borrowings and to a lesser extent an increase in the rate paid on borrowings. The average balance for borrowings increased from $65.1 million for the September 30, 2004 quarter to $83.8 million for the September 30, 2005 period while the rate paid on borrowings increased from 1.71% to 3.69% for the same periods. The average rate paid on interest-bearing liabilities was 2.64% during the three months ended September 30, 2005 compared to 1.73% for the three months ended September 30, 2004.

Provision for Loan Losses. The provision for loan losses decreased by $128,000 to $(1,400) for the three months ended September 30, 2005, from $126,000 for the three months ended September 30, 2004.  The decrease in the provision for loan losses is due to the Bank's satisfactory loan loss history and slower loan growth for the September 30, 2005 period compared to the same period last year. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $72,000 to $746,000 for the three months ended September 30, 2005, from $674,000 for the three months ended September 30, 2004 due to an increase in loan fee and service charge income related to brokered loans. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

NEXT PAGE

Noninterest Expense. Noninterest expense increased by $146,000 to $2.6 million for the three months ended September 30, 2005 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $134,000 to $1.5 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional loan officers and loan support personnel.

Taxes. Taxes decreased by $15,000 to $485,000 for the three months ended September 30, 2005, from $499,000 for the three months ended September 30, 2004. The effective tax rate decreased from 32.6% for the September 30, 2004 quarter to 30.9% for the September 30, 2005 quarter.

Six Months Ended September 30, 2005 and 2004

General. Net income for the six months ended September 30, 2005 increased to $2,204,000 compared to $1,923,000 for the six months ended September 30, 2004 due primarily to an increase in net interest income. Income before income taxes increased to $3.2 million for the six months ended September 30, 2005 from $2.8 million for the same period in the prior year. Return on equity for the six months ended September 30, 2005 was 13.70% compared to 13.05% for the three month period ended September 30, 2004. Return on assets was 1.09% for six months ended September 30, 2005 compared to 1.10% for the same period in the previous fiscal year.

Interest Income. Total interest income increased to $11.7 million for the six months ended September 30, 2004, from $9.5 million for the six months ended September 30, 2003, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 5.62% to 6.07% for the same periods.

Interest Expense. Total interest expense increased by $1.9 million to $4.7 million for the six months ended September 30, 2005, from the six months ended September 30, 2004. Interest on deposits increased to $3.2 million for the six months ended September 30, 2005, from $2.4 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 1.79% for the six months ended September 30, 2004 to 2.23% for the same period in the current fiscal year. Interest expense on borrowed money increased to $1.5 million for the six months ended September 30, 2005 from $434,000 for the six months ended September 30, 2004, due to both an increase in the average outstanding balance on borrowings and an increase in the average rate on borrowing balances. The average balance on borrowings increased from $57.9 million for the six months ended September 30, 2004 to $87.4 million for the current six month period. The average rate paid on borrowings increased from 1.50% for the six months ended September 30, 2004 to 3.46% for the six month period ended September 30, 2005.

Provision for Loan Losses. The provision for loan losses decreased to $124,000 for the six months ended September 30, 2004 from $291,000 for the same period last year. The change in the provision for loan losses is the same as described above.

Noninterest Income. Noninterest income increased to $1.5 million for the six months ended September 30, 2005, from $1.4 million for the six months ended September 30, 2004, due primarily to an increase in loan fee and service charge income related to brokered loans as mentioned above.

Noninterest Expenses. Noninterest expenses increased $320,000 for the six months ended September 30, 2005, compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $318,000 to $3.1 million compared to the same period last year. The increase in compensation and benefits resulted primarily from the hiring of additional loan officers and loan support personnel. Data processing expense decreased $92,000 due to reduced expenses related to assets becoming fully depreciated or amortized.

NEXT PAGE

Taxes. Taxes increased to $1,043,000 for the six months ended September 30, 2004, from $918,000 for the six months ended September 30, 2003. The effective tax rate decreased from 32.3% for the September 30, 2004 period to 32.1% for the same period ended September 30, 2005.

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

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after September 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the

NEXT PAGE

effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In September 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

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

NEXT PAGE

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

Item 4.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2007 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.	Defaults Upon Senior Securities
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
The Company held an annual meeting of stockholders on July 27, 2005. The following directors were elected for a three year term at the meeting: Charles F. Andersen and Charles W. Fairchilds. The following directors' term of office continued after the meeting: Jane C. Hickok, Dale C. Smith, P. Douglas Richard, Morgan N. Trimyer, Jr. and James R. Cooke, Jr.

          The matter voted on at the Meeting was

          The election of two directors

	For	Withheld
Charles F. Andersen, M.D.	1,840,248	26,100
Charles W. Fairchilds	1,839,648	26,700

Item 5.	Other Information
Not Applicable.
Item 6.	Exhibits
See Exhibit Index

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 14, 2005	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on September 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

4	Registrant's Specimen Common Stock Certificate, filed on September 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on November 14, 2000 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on September 30, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended December 31, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on September 30, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on September 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

NEXT PAGE

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on September 29, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

10.9	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors filed on September 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.10	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on September 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.11	Form of Director Deferred Fee Agreement, as amended, filed on September 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.12	Form of Community Financial Corporation 2003 Stock Option and Incentive Plan, Incentive Stock Options Agreement and Non-Qualified Stock Option Agreement, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications