Form 10-Q
period 2005-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2006-02-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
   Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 8, 2006:   2,111,756.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31 2005	March 31 2005
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $4,357,000 and $1,555,000)	$ 9,142,462	$ 2,345,769
Securities
Held to maturity	25,459,112	26,630,865
Available for sale	13,698,697	13,496,728
Restricted investment in Federal Home Loan Bank stock, at cost	4,228,700	4,228,700
Loans receivable, net of allowance for loan losses of $2,979,701 and $3,021,493	348,792,868	336,808,373
Real estate owned	180,653	138,114
Property and equipment, net	8,053,463	7,845,945
Accrued interest receivable
Loans	1,520,134	1,262,333
Investments	757,488	598,649
Prepaid expenses and other assets	5,695,461	6,248,506

Total Assets	$417,529,038	$399,603,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$288,053,487	$275,430,388
Advances from Federal Home Loan Bank	77,000,000	76,000,000
Securities sold under agreement to repurchase	16,326,278	15,650,497
Advance payments by borrowers for taxes and insurance	79,902	167,437
Other liabilities	1,768,596	1,030,576

Total Liabilities	383,228,263	368,278,898

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 2,104,956 and 2,085,106 shares outstanding	21,050	20,851
Additional paid in capital	4,578,079	4,292,815
Retained earnings	28,520,528	25,948,758
Accumulated other comprehensive income	1,181,118	1,062,660

Total Stockholders' Equity	34,300,775	31,325,084

Total Liabilities and Stockholders' Equity	$417,529,038	$399,603,982

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$5,688,693	$4,604,560	$16,403,347	$13,098,325
Investment securities	263,083	285,974	793,236	831,537
Other	278,441	246,494	764,594	696,456

Total interest income	6,230,217	5,137,028	17,961,177	14,626,318

INTEREST EXPENSE
Deposits	1,785,743	1,216,099	4,940,270	3,578,309
Borrowed money	907,575	410,437	2,420,713	844,336

Total interest expense	2,693,318	1,626,536	7,360,983	4,422,645

NET INTEREST INCOME	3,536,899	3,510,492	10,600,194	10,203,672
PROVISION FOR LOAN LOSSES	13,481	207,741	137,231	498,481

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,523,418	3,302,751	10,462,963	9,705,192

NONINTEREST INCOME
Service charges, fees and commissions	642,001	563,681	1,940,234	1,695,869
Other	99,835	94,657	341,729	313,474

Total noninterest income	741,836	658,338	2,281,963	2,009,343

NONINTEREST EXPENSE
Compensation & benefits	1,623,972	1,488,140	4,721,773	4,267,842
Occupancy	362,762	295,236	1,035,613	899,151
Data processing	326,451	340,276	893,519	999,599
Federal insurance premium	9,395	9,596	27,913	28,975
Advertising	92,040	104,332	279,164	273,140
Other	323,217	339,692	1,013,281	1,021,696

Total noninterest expense	2,737,837	2,577,272	7,971,263	7,490,403

INCOME BEFORE TAXES	1,527,417	1,383,817	4,773,663	4,224,132
INCOME TAXES	468,205	444,279	1,510,756	1,361,897

NET INCOME	$1,059,212	$939,538	$3,262,907	$2,862,235

BASIC EARNINGS PER SHARE	$ 0.51	$ 0.45	$ 1.56	$ 1.38
DILUTED EARNINGS PER SHARE	$ 0.49	$ 0.43	$ 1.50	$ 1.33
DIVIDENDS PER SHARE	$ 0.11	$ 0.11	$ 0.33	$ 0.31

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 3,262,907	$ 2,862,235
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	137,231	498,481
Depreciation	417,917	410,406
Amortization of premium and accretion of discount on securities, net	7,753	9,880
(Decrease)increase in net deferred loan fees	(116,099)	30,510
(Decrease)in deferred income taxes	(95,484)	(23,671)
(Increase) decrease in other assets	136,405	(82,182)
Increase in other liabilities	574,881	417,560

Net cash provided by operating activities	4,325,511	4,123,219

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,171,753	10,130,000
Purchases of investment securities	--	(16,946,016)
Net increase in loans	(11,925,802)	(35,747,700)
Purchases of property and equipment	(625,436)	(751,651)
(Purchase) of FHLB stock	---	(2,083,500)
(Increase) decrease in Real Estate Owned	(42,539)	129,810

Net cash absorbed by investing activities	(11,422,024)	(45,269,057)

FINANCING ACTIVITIES
Dividends paid	(691,137)	(644,680)
Net increase in deposits	12,623,099	4,870,794
Proceeds from advances and other borrowed money	154,341,320	174,948,474
Repayments of advances and other borrowed money	(152,665,539)	(140,056,931)
Proceeds from issuance of common stock	285,463	22,212

Net cash provided by financing activities	13,892,206	39,139,869

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	6,796,693	(2,005,969)
CASH AND CASH EQUIVALENTS-beginning of period	2,345,769	4,493,661

CASH AND CASH EQUIVALENTS-end of period	$ 9,142,462	$ 2,487,692

See accompanying notes to unaudited interim consolidated financial statements

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Note 2. - Stock-Based Compensation Plan

At December 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. No proforma compensation expense is disclosed for the quarter and six months ended December 31, 2005 and 2004 as no options were granted during those periods and options outstanding are fully vested.

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

NEXT PAGE

	For the Three Months Ended
	December 31, 2005			December 31, 2004
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,059,212	2,100,649	$0.51	$939,538	2,080,439	$0.45
Effect of Dilutive Securities
Options	---	80,827		---	85,280

Diluted EPS
Income available to common stockholders	$1,059,212	2,181,476	$0.49	$939,538	2,165,719	$0.43

During the quarter ended December 31, 2005, stock options representing 47,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive. No stock options were excluded for the quarter ended December 31, 2004.

	For the Nine Months Ended
	December 31, 2005			December 31, 2004
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$3,262,907	2,094,602	$1.56	$2,862,235	2,079,419	$1.38
Effect of Dilutive Securities
Options	---	83,272		---	79,823

Diluted EPS
Income available to common stockholders	$3,262,907	2,177,874	$1.50	$2,862,235	2,159,242	$1.33

NEXT PAGE

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2005:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 6,273,000	1.50%	$31,821,000	7.61%	$25,548,000
Core Capital	16,728,000	4.00	31,821,000	7.61	15,093,000
Risk-based Capital	26,325,000	8.00	35,633,000	10.83	9,308,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2005 and 2004 was $6,871,326 and $4,318,305, respectively. Total income taxes paid for the nine months ended December 31, 2005 and 2004 was $1,618,184 and $1,131,002.

NOTE 6. - COMPREHENSIVE INCOME

          Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the nine-month periods ended December 31, 2005 and 2004:

	Nine months Ended December 31
	2005	2004
(Amounts in thousands)
Net income	$3,262,907	$2,862,235
Other comprehensive loss, net of tax
Unrealized(losses)on securities:
Unrealized holding (losses) arising during the period	118,458	(326,318)

Total comprehensive income	$3,381,365	$2,535,917

NEXT PAGE

Note 7. - Defined Benefit Pension Plan

          The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended December
	2005	2004
Service cost	$71,392	$46,938
Interest cost	33,009	25,427
Expected return on plan assets	(31,019)	(25,323)
Recognized net actuarial loss	8,597	2,229

	$82,519	$49,271

	Nine months Ended December 31
	2005	2004
Service cost	$215,795	$140,813
Interest cost	99,028	76,282
Expected return on plan assets	(93,058)	(75,969)
Recognized net actuarial loss	25,790	6,686

	$247,555	$147,812

          The Company made a contribution of $350,685 to its pension plan for the the current fiscal year on January 31, 2006.

NEXT PAGE

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our operating results for the nine months ended December 31, 2005 were impacted primarily by changes in net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The change in net interest income is impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the nine month period ended December 31, 2005 has been the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The increase in net income for the quarter ended December 31, 2005 is due primarily to a decrease in the provision for loan losses. The decrease in the loan loss provision is attributable to both slower loan growth and excellent loan quality. Management is aware of the potential impact of rising interest rates on borrowers' ability to repay loans and will monitor the Bank's loan portfolio for future changes. Both the decrease in the interest rate spread and the slower loan growth than previous quarters is due primarily to market loan pricing related to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the three and nine month periods ended December 31, 2005 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. While the Company maintains an acceptable interest rate risk position, our interest rate spread has been compressed due to the current market relationship between short-term and long-term interest rates. We continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $144 million in adjustable rate loans or 41% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of the Company's interest-bearing liabilities. During the fiscal year ended March 31, 2005, the primary source of funding for increases in assets was borrowings. The primary source of funding for increases in assets during the December 31, 2005 quarter was borrowings due in part to the seasonal nature of checking account balances. The primary source of funding for the nine month period was deposits, which was due to our being more competitive on deposit pricing in our market areas. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

FINANCIAL CONDITION

The Company's total assets increased $17.9 million to $417.5 million at December 31, 2005 from $399.6 million at March 31, 2005 due to an increase in loans receivable of $12.0 million. These increases were funded primarily with deposits which increased $12.6 million at December 31, 2005, from March 31, 2005. The increase in deposits was due primarily to more competitive pricing by the Bank on time deposits and money market accounts. The increase in deposits was due to an increase in money market accounts of $4.4 million, time deposits of $14.1 million and checking accounts of $1.8 million which was partially offset by a decrease in savings accounts of $7.7 million. Stockholders' equity increased $3.0 million to $34.3 million at December 31, 2005, from $31.3 million at March 31, 2005, due to earnings for the nine month period ended December 31, 2005 and an increase in the net unrealized gain on securities available for sale offset by three payments of $0.11 per share in cash dividends.

At December 31, 2005, non-performing assets totaled approximately $875,000 or .21% of assets compared to $548,000 or .14% of assets at March 31, 2005. Non-performing assets at December 31, 2005 were comprised primarily of loans 90 days or more delinquent which totaled $694,000. At December 31, 2005, our allowance for loan losses to non-performing loans was 429.4% and to total loans was .85%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2005, there were also 77 loans totaling $3.1 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. As to amount, these loans are comprised primarily of commercial real estate loans. The largest individual loan in this category had a balance of $1,580,000 at December 31, 2005 which is secured by commercial real estate. We are currently monitoring this loan which has never been delinquent due to a change in the company's business plan. The next largest loan in this category is a residential loan of $205,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2005, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.7%.

At December 31, 2005, we had commitments to purchase or originate $17.5million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $101.9 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004.

General. Net income for the three months ended December 31, 2005 was $1.1 million compared to $940,000 for the three months ended December 31, 2004, an increase of $120,000. Net interest income increased $26,000, and non-interest income increased $83,000 during the three months ended December 31, 2005 compared to the same period in 2004. Return on equity for the three months ended December 31, 2005 was 12.59% compared to 12.35% for the three month period ended December 31, 2004. Return on assets was 1.03% for the quarter ended December 31, 2005 compared to 1.01% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.1 million to $6.2 million for the three months ended December 31, 2005, from $5.1 million for the three months ended December 31, 2004, due to both higher average loan balances, and higher yields for loans for the three months ended December 31, 2005 as compared to the period ended December 31, 2004. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 6.39% for the three months ended December 31, 2005 compared to 5.79% for the three months ended December 31, 2004.

Interest Expense. Total interest expense increased by $1.1 million to $2.7 million for the quarter ended December 31, 2005, from $1.6 million for the quarter ended December 31, 2004. Interest on deposits increased by $570,000 to $1.8 million for the quarter ended December 31, 2005 from $1.2 million for the quarter ended December 31, 2004 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $497,000 to $907,000 for the quarter ended December 31, 2005, from $410,000 for the quarter ended December 31, 2004, due primarily to an increase in average borrowings and to a lesser extent an increase in the rate paid on borrowings. The average balance for borrowings increased from $71.0 million for the December 31, 2004 quarter to $85.9 million for the December 31, 2005 period while the rate paid on borrowings increased from 2.29% to 4.19% for the same periods. The average rate paid on interest-bearing liabilities was 2.86% during the three months ended December 31, 2005 compared to 1.90% for the three months ended December 31, 2004.

Provision for Loan Losses. The provision for loan losses decreased by $194,000 to $13,500 for the three months ended December 31, 2005, from $208,000 for the three months ended December 31, 2004.  The decrease in the provision for loan losses is due to the Bank's satisfactory loan loss history and slower loan growth for the December 31, 2005 period compared to the same period last year. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $83,000 to $742,000 for the three months ended December 31, 2005, from $658,000 for the three months ended December 31, 2004 due to an increase in the utilization of bank services by existing customers, including additional ATM locations and loan fee and service charge income related to brokered loans. Deposit transaction income was approximately $520,000 for the December 31, 2005 quarter compared to $468,000 for the 2004 quarter. Loan fee and service charge income was $122,000 for the current quarter compared to $96,000 for the same quarter in 2004. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

NEXT PAGE

Noninterest Expense. Noninterest expense increased by $161,000 to $2.7 million for the three months ended December 31, 2005 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $136,000 to $1.6 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional loan officers and loan support personnel.

Taxes. Taxes increased by $24,000 to $468,000 for the three months ended December 31, 2005, from $444,000 for the three months ended December 31, 2004. The effective tax rate decreased from 32.1% for the December 31, 2004 quarter to 30.7% for the December 31, 2005 quarter due primarily to a one-time rehabilitation tax credit related to improvements to the Bank's operation center.

Nine Months Ended December 31, 2005 and 2004

General. Net income for the nine months ended December 31, 2005 increased to $3.3 million compared to $2.9 million for the nine months ended December 31, 2004 due primarily to an increase in net interest income. Income before income taxes increased to $4.8 million for the nine months ended December 31, 2005 from $4.2 million for the same period in the prior year. Return on equity for the nine months ended December 31, 2005 was 13.26% compared to 12.63% for the three month period ended December 31, 2004. Return on assets was 1.07% for both the nine months ended December 31, 2005 and the same period in the previous fiscal year.

Interest Income. Total interest income increased to $18.0 million for the nine months ended December 31, 2005, from $14.6 million for the nine months ended December 31, 2004, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 5.68% to 6.17% for the same periods.

Interest Expense. Total interest expense increased by $2.9 million to $7.4 million for the nine months ended December 31, 2005, from the nine months ended December 31, 2004. Interest on deposits increased to $4.9 million for the nine months ended December 31, 2005, from $3.6 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 1.80% for the nine months ended December 31, 2004 to 2.32% for the same period in the current fiscal year. Interest expense on borrowed money increased to $2.4 million for the nine months ended December 31, 2005 from $844,000 for the nine months ended December 31, 2004, due to both an increase in the average outstanding balance on borrowings and an increase in the average rate on borrowing balances. The average balance on borrowings increased from $62.3 million for the nine months ended December 31, 2004 to $86.9 million for the current nine month period. The average rate paid on borrowings increased from 1.81% for the nine months ended December 31, 2004 to 3.71% for the nine month period ended December 31, 2005.

Provision for Loan Losses. The provision for loan losses decreased to $137,000 for the nine months ended December 31, 2005 from $498,000 for the same period last year. The reason for the change in the provision for loan losses is the same as described above.

Noninterest Income. Noninterest income increased to $2.3 million for the nine months ended December 31, 2005, from $2.0 million for the nine months ended December 31, 2004, due primarily to an increase in loan fee and service charge income related to brokered loans as mentioned above. Loan fee and service charge income was $408,000 for the nine months ended December 31, 2005 compared to $271,000 for the same period in 2004.

Noninterest Expenses. Noninterest expenses increased $481,000 for the nine months ended December 31, 2005, compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $454,000 to $4.7 million compared to the same period last year. The increase in compensation and benefits resulted primarily from the hiring of additional loan officers and loan support personnel. Data processing expense decreased $106,000 due to reduced expenses related to assets becoming fully depreciated or amortized.

NEXT PAGE

Taxes. Taxes increased to $1,511,000 for the nine months ended December 31, 2005, from $1,362,000 for the nine months ended December 31, 2004. The effective tax rate decreased from 32.2% for the December 31, 2004 period to 31.6% for the same period ended December 31, 2005 due primarily to a one-time rehabilitation tax credit related to improvements to the Bank's operation center.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 154), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Corporation should quantify the impact on financial statements in the future and explain effects of acceleration of vesting, if any.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation's financial statements.

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

Item 4.   Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2005, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 25, 2006, the employment and severance agreements, as amended, between Community Bank, a wholly-owned subsidiary of Community Financial Corporation, and its named executive officers were further amended, as follows:

Mr. Richard's employment agreement was amended to extend the time frame for determining involuntary termination of employment following a change of control from 12 to months to 24 months.

Mr. Kyriakides' employment agreement was amended to reflect his current position and responsibilities with the Bank.

The severance agreements with Messrs. Giles and Smiley were amended to reflect their current positions and responsibilities with the Bank, to extend the time frame for determining involuntary termination of employment following a change of control from 12 to months to 24 months, and to increase the amount payable to the executive in connection with an involuntary termination of his employment in connection with a change of control from 18 to 24 months of his then current salary.

The severance agreement with Mr. Werner was amended to extend the time frame for determining involuntary termination of employment following a change of control from 12 to months to 24 months, and to increase the amount payable to the executive in connection an involuntary termination of his employment in connection with a change of control from 18 to 24 months of his then current salary.

Item 6.	Exhibits
See Exhibit Index

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: February 13, 2006	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on September 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

4	Registrant's Specimen Common Stock Certificate, filed on September 29, 1999, as Exhibit 10 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Registrant's Stock Option and Incentive Plan, filed on May 19, 1989 as an exhibit to the Registrant's Registration Statement on Form S-4 (SEC File No. 33-28817), is incorporated herein by reference.
10.2	Employment Agreement by and between Community Bank and P. Douglas Richard, filed on November 14, 2000 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended September 30, 2000, is incorporated herein by reference.

10.3	Amendments No. One and Two to the Employment Agreement between the Bank and P. Douglas Richard, filed on August 14, 2002 as exhibits to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, are incorporated herein by reference.

10.4	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.5	Employment Agreement by and between Community Bank and Chris P. Kyriakides, as amended, filed on August 14, 2002 as an exhibit to the Registrant's Quarterly Report on Form 10-QSB (SEC File No. 000-18265) for the quarter ended June 30, 2002, is incorporated herein by reference.

10.6	Severance Agreements by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on June 30, 2003 as exhibits to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2003, are incorporated herein by reference.

10.7	Amendments to the Severance Agreements by and between the Bank and each of R. Jerry Giles, Norman C. Smiley, III and Benny N. Werner, filed on June 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

NEXT PAGE

10.8	Retirement Agreements by and between Community Bank and Non-Employee Directors Hickok, Smith, Andersen, Cooke, Fairchilds and Trimyer, filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, are incorporated herein by reference.

10.9	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 30, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.10	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.11	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, are incorporated herein by reference.

10.12	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.13	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, Filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

10.14	Amendment No. Three to the Employment Agreement by and between Community Bank and P. Douglas Richard.
10.15	Amendment No. Two to the Employment Agreement by and between Community Bank and Chris P. Kyriakides.
10.16	Amendment No. Two to the Severance Agreements by and between Community Bank and each of Jerry R. Giles, Norman C. Smiley, III and Benny N. Werner.
11	Statement re computation of per share earnings (see footnote 3 to the financial statements filed with this report).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications