Form 10-K
period 2006-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2006-06-26
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: MARCH 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 018265.
____________________

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes     No

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

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer     Accelerated filer    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

As of May 31, 2006, there were issued and outstanding 2,123,716 shares of the Registrant's common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2005, was approximately $39.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

NEXT PAGE

TABLE OF CONTENTS

Page

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS	1
PART I	2
ITEM 1. BUSINESS	2
General	2
Our Operating Strategy	2
Lending Activities	3
Loan Originations, Purchases and Sales	11
Asset Quality	12

Investment Activities	16
Sources of Funds	18
Borrowings	20
Subsidiary Activities	21
Competition	21
Regulation	22
Federal and State Taxation	25
Executive Officers	26
Employees	27
ITEM 1A. RISK FACTORS	28
ITEM 1B. UNRESOLVED STAFF COMMENTS	30
ITEM 2. PROPERTIES	31
ITEM 3. LEGAL PROCEEDINGS	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
PART II	32
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	32
ITEM 6. SELECTED FINANCIAL DATA	33
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	34
Executive Overview	34
Critical Accounting Policies	35
Asset/Liability Management	36
Average Balances, Interest Rates and Yields	38
Financial Condition	40
Results of Operations	40
Liquidity and Capital Resources	43
Contractual Obligations and Off-Balance Sheet Arrangements	44
Impact of Inflation and Changing Prices	44
Recent Accounting Pronouncements	44
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
Index to Financial Statements	45
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at March 31, 2006 and 2005	47
ii
NEXT PAGE

iii
NEXT PAGE

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS

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

  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

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

          We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

NEXT PAGE

PART I

ITEM 1. BUSINESS

General

          Community Financial Corporation is a Virginia corporation, which owns Community Bank. Community Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983. In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock. References in this document to we, us, our, the Corporation and the Bank refer to Community Financial and/or Community Bank as the context requires.

          Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq Stock Market under the symbol "CFFC." In November, 1997 Community Bank established Community First Mortgage Corporation, a wholly owned mortgage banking subsidiary to originate and sell mortgage loans, which was sold on June 30, 2003.

          Community and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2006, Community had $422.6 million in assets, deposits of $306.8 million and stockholders' equity of $35.2 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington and Virginia Beach, Virginia.

          Like all financial institutions, Community's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

          Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796. The annual report on Form 10-K is also available on Community Bank's website at www.cbnk.com and on the Securities and Exchange Commission's website at www.sec.gov.

Our Operating Strategy

          Our goal is to operate and grow a profitable community-oriented financial institution, and to maximize stockholder value by:

  retaining our community-oriented focus to meet the financial needs of the communities we serve;

  controlling operating expenses while continuing to provide quality personal service to our customers;

  growing and diversifying our loan portfolio by emphasizing the origination of one- to four-family residential mortgage loans, commercial and multi-family real estate loans, construction loans, secured business loans and consumer loans;

NEXT PAGE

  selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer's full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;

  expanding our banking network by opening loan production offices and de novo branches, and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

  enhancing our focus on core deposits, including savings and checking accounts;

  utilizing borrowings as needed to fund growth and enhance profitability; and

  maintaining a high level of asset quality.

Lending Activities

          General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial and multi-family real estate with an emphasis on multi-family housing. We make construction loans secured by commercial and multi-family real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia. Since 2003, our residential loan portfolio as a percentage of our total loan portfolio has steadily declined while our commercial real estate, construction, commercial business and consumer lending portfolios have increased. The change is the result of our attempt to diversify our loan portfolio, maximize the expertise of our loan officers and exploit the growth in our market areas. Additionally, the change in our loan portfolio has occurred due to customers' preference for fixed rate mortgage loans in a historically low interest rate environment rather than adjustable rate mortgage loans. As part of our asset liability management strategy, we tend to sell most of the fixed rate residential loans we originate with terms of 15 years or more.

          Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial and multi-family real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant and any related business interests. If commercial or multi-family real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on our experience and on guidelines with respect to credit underwriting as well as the guidelines issued by Freddie Mac and Fannie Mae and other purchasers of loans, depending on the type of loans involved. The one-to four-family, adjustable-rate mortgage loans originated by us, however, are not readily saleable in the secondary market due to the fact that we do not typically require title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by our Board of Directors.

          Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved. Individual loan officer limits for one-to four-family real estate loans range from $100,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000. One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank. One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be

NEXT PAGE

approved by one member of senior management and two other officers. Any loan not exceeding $1,000,000 may be approved by the Bank's loan committee. All mortgage loans in excess of $1,000,000 must be approved by the Board of Directors. Consumer loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers. Consumer loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

          The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2006, the maximum amount which we could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $5.5 million. At March 31, 2006, we had no borrower, or groups of borrowers, with loans outstanding in excess of $3.9 million. We had only five borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2006, in excess of $3.0 million, with the largest being $3.9 million, consisting of three loans secured by raw land and developed residential lots. All of these loans are performing in accordance to their payment terms. We also had only four other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2006 of between $2.0 million and $3.0 million, all of which loans are performing in accordance to their payment terms.

          Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$115,169	30.77%	$123,256	34.94%	$121,143	41.50%	$124,104	48.54%	$103,016	44.91%
Commercial	105,990	28.32	95,700	27.12	73,107	25.04	51,548	20.16	45,154	19.68
Construction	41,645	11.13	35,019	9.92	25,321	8.68	25,105	9.82	26,878	11.72
Total real estate	262,804	70.22	253,975	71.98	219,571	75.22	200,757	78.52	175,048	76.31
Consumer Loans:
Home equity	20,992	5.61	17,963	5.09	14,557	4.99	15,886	6.21	19,475	8.49
Automobile	49,996	13.36	44,112	12.50	31,297	10.72	19,214	7.51	12,701	5.54
Other	6,911	1.84	6,638	1.88	7,844	3.46	7,715	3.02	7,422	3.24
Total consumer	77,899	20.81	68,713	19.47	55,939	19.17	42,815	16.74	39,598	17.27
Commercial business	33,564	8.97	30,174	8.55	16,361	5.61	12,110	4.74	14,737	6.42
Total loans receivable	374,267	100.00%	352,862	100.00%	291,871	100.00%	255,682	100.00%	229,383	100.00%
Less:
Undisbursed loans in process	13,822		14,133		10,480		8,310		8,142
Deferred (assets) fees and unearned discounts	(1,235)		(1,100)		(556)		(206)		131
Allowance for losses	2,966		3,021		2,646		1,940		1,676
Total loans receivable, net	$358,714		$336,808		$279,301		$245,638		$219,434

Loans held for sale	$ --		$ --		$ --		$ 3,670		$ 4,409

NEXT PAGE

          The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate
Real Estate:
Residential	$25,952	6.93%	$34,129	9.67%	$27,132	9.30%	$25,381	9.94%	$17,227	7.51%
Commercial	13,651	3.65	12,303	3.49	11,482	3.93	16,010	6.26	14,446	6.30
Construction(1)	855	0.23	--	0.00	643	0.22	840	0.33	295	0.13
Total real estate loans	40,458	10.81	46,432	13.16	39,257	13.45	42,231	16.53	31,968	13.94
Home equity	4,816	1.29	4,413	1.25	7,779	2.67	13,088	5.12	14,237	6.20
Automobile	49,840	13.32	43,970	12.46	31,115	10.65	18,903	7.39	12,607	5.50
Other	5,548	1.47	5,488	1.55	4,096	1.41	3,704	1.44	3,662	1.60
Total consumer loans	60,204	16.08	53,871	15.26	42,990	14.73	35,695	13.95	30,506	13.30
Commercial business	15,340	4.10	11,330	3.21	6,218	2.13	4,657	1.82	7,653	3.34
Total fixed-rate loans	116,002	30.99	111,633	31.63	88,465	30.31	82,583	32.30	70,127	30.58
Adjustable-Rate loans
Real Estate:
Residential	89,217	23.84	89,127	25.27	94,011	32.20	80,612	31.54	85,789	37.39
Commercial	92,339	24.67	83,397	23.63	61,625	21.11	53,649	20.98	30,708	13.39
Construction(2)	40,790	10.90	35,019	9.92	24,678	8.46	24,265	9.49	26,583	11.59
Total real estate loans	222,346	59.41	207,543	58.82	180,314	61.77	158,526	62.01	143,080	62.37
Home equity	16,176	4.32	13,550	3.84	6,778	2.33	2,798	1.09	5,238	2.28
Automobile	156	0.04	142	0.04	182	0.06	311	0.12	94	0.04
Other	1,363	0.37	1,150	0.33	5,989	2.05	4,011	1.57	3,760	1.64
Total consumer loans	17,695	4.73	14,842	4.21	12,949	4.44	7,120	2.78	9,092	3.96
Commercial Business	18,224	4.87	18,844	5.34	10,143	3.48	7,453	2.91	7,084	3.09
Total adjustable-rate loans	258,265	69.01	241,229	68.37	203,406	69.69	173,099	67.70	159,256	69.42
Total loans receivable	374,267	100.00%	352,862	100.00%	291,871	100.00%	255,682	100.00%	229,383	100.00%
Less:
Undisbursed loans in process	13,822		14,133		10,480		8,310		8,142
Deferred (assets) fees and unearned discounts	(1,235)		(1,100)		(556)		(206)		131
Allowance for losses	2,966		3,021		2,646		1,940		1,676
Total loans receivable, net	$358,714		$336,628		$279,301		$245,638		$219,434

Loans held for sale	$ --		$ --		$ 3,670		$ 3,670		$ 4,409

_________________

(1) Includes residential real estate construction loans of $0, $0, $643,000, $840,000, and $295,000, and commercial real estate construction loans of $855,000, $0, $0, $0, and $0, at March 31, 2006, 2005, 2004, 2003, and 2002, respectively.

(2) Includes residential real estate construction loans of $39.6 million, $33.1 million, $22.7 million, $23.7 million and $25.4 million, and commercial real estate construction loans of $1.2 million, $1.9 million, $2.0 million, $530,000 and $1.2 million at March 31, 2006, 2005, 2004, 2003 and 2002, respectively.

NEXT PAGE

          Loan Maturity and Repricing. The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2006, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2007	$40,746	$17,141	$57,887
2008 to 2011	899	15,030	15,929
After 2011	--	1,393	1,393

Totals	$41,645	$33,564	$75,209

          The total amount of loans in the above table due after March 31, 2007, which have fixed interest rates is $12.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $4.4 million.

          One-to Four-Family Residential Real Estate Lending. Our primary lending program is the origination of loans secured by one- to four-family residences, substantially all of which are located in our market areas. We evaluate both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one-to four-family residential real estate loans in amounts of 80% or less of the appraised value. In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less.

          In order to reduce our exposure to changes in interest rates, we originate only a limited amount of 30-year and 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio. For the year ended March 31, 2006, 95.0% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2006, only $26.0 million, or 6.9%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans.

          To compete with other lenders in our market area, we make one, three, five, seven and ten-year adjustable-rate mortgage ("ARM") loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our one- to four-family ARM loans primarily adjust annually after the initial period, we offer a residential ARM loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. At March 31, 2006, residential ARM loans totaled $89.2 million, representing 77.4% of our total residential real estate loans and 23.8% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

NEXT PAGE

          All one- to four-family real estate mortgage loans originated by us contain a "due-on-sale" clause that allows us to declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is our policy to enforce these due-on-sale clauses concerning fixed-rated loans and to permit assumptions of ARM loans, for a fee, by qualified borrowers.

          We require, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interests. The cost of this insurance coverage is paid by the borrower. We generally do not require escrows for taxes and insurance.

          Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2006, commercial real estate and construction loans aggregated $147.6 million or 39.5% of our total loans receivable, before net items, with $133.1 million of these loans having adjustable interest rates and $14.5 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

          Our commercial real estate loans are generally made at interest rates that adjust annually based on yields for one-year U.S. Treasury securities, with a 2% annual cap on rate adjustments and a 6% cap on interest rates over the life of the loan. Typically, we charge origination fees ranging from 1% to 2% on these loans. Commercial real estate loans made by us are fully amortizing with maturities ranging from five to 30 years. Our construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process.

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

          At March 31, 2006, we had commercial real estate loans totaling $106.0 million, including 55 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $93.4 million. The largest loan or lending relationship to a single borrower was for $3.9 million, which consisted of three cross collateralized loans secured by raw land and developed residential lots.

NEXT PAGE

          The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2006, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	38	$13,931
Hotel and motel	10	11,901
Commercial and industrial buildings	82	24,136
Raw land	141	27,363
Church	10	1,911
Restaurant	8	1,718
Warehouse	21	6,088
Retail Store	47	17,344
School/Recreational	16	3,676
Total	373	$108,068

          The largest portion of our commercial real estate portfolio consists of loans secured by raw land. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots All of our land loans are secured by property located in our primary market area. We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements. Loans secured by raw land increased from $18.7 million at March 31, 2005 to $27.4 million at March 31, 2006, due primarily to the employment of additional loan officers and the increased development activity in our market areas.

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

          We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences and the development of one-to-four family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold,

NEXT PAGE

dependent on the determination made by us during the underwriting process. At March 31, 2006, we had $39.6 million or 10.6% of our total loans receivable, before net items, in 134 residential construction loans, the largest of which was $1.4 million, compared to $33.1 million or 9.4% at March 31, 2005. Residential construction loans totaled approximately 95.4% of the total construction loan portfolio

          At March 31, 2006, we had eight commercial construction loans totaling $2.1 million, the largest one having an outstanding balance of $700,000. These eight loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

          Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans. We also offer unsecured loans. We originate our consumer loans primarily in our market areas. At March 31, 2006, our consumer loans totaled $77.9 million or 20.8% of our total loans receivable, before net items. With the exception of $16.2 million of home equity lines of credit loans at March 31, 2006, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years.

          The largest component of our consumer loans is automobile loans. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $50.0 million at March 31, 2006, or 13.4% of our total loan portfolio, before net items, with $8.3 million in direct loans and $41.7 million in indirect loans. Our automobile loan portfolio has increased from $31.3 million for fiscal 2004 to $50.0 million at March 31, 2006, or 59.7%. The increase in automobile loans is attributable to indirect lending relationships with automobile dealerships in our lending areas. The bulk of our indirect lending comes from relationships with approximately 35 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area. This indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive. Automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans. For used car loans we use the same loan-to-value ratios based on National

NEXT PAGE

Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

          The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer's credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer.

          We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring. Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.

          At March 31, 2006, our home equity loans totaled $21.0 million and comprised 5.61% of our total loan portfolio, before net items, including $15.4 million of home equity lines of credit. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit may also not exceed 90% of the value of the property securing the loan. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest or with a fixed rate of interest. Home equity lines of credit have a 20 year term and amounts may be reborrowed after payment at any time during the life of the loan. At March 31, 2006, unfunded commitments on these lines of credit totaled $17.8 million.

          We offer VISA credit card accounts. We presently charge no annual membership fee and an annual rate of interest of 15.96%. At March 31, 2006, 1,073 credit card accounts had been issued, with an aggregate outstanding balance of $417,000 and unused credit available of $2.7 million.

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

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($89,000 at March 31, 2006), there can be no assurance that delinquencies will not increase in the future.

NEXT PAGE

          Commercial Business Lending. At March 31, 2006, our commercial business loans totaled $33.6 million, or 9.0%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals. Our commercial business lending activities encompass loans with a variety of purposes and security, including but are not limited to business automobiles, equipment and accounts receivable. We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. An analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Loan Originations, Purchases and Sales

          Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2006, substantially all of our real estate loans were secured by real estate located in our market area.

          We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. Until the sale of our mortgage banking subsidiary in June 2003, we originated fixed-rate residential mortgage loans in our mortgage banking subsidiary for sale in the secondary market and retained mortgage loans originated by Community Bank for our portfolio. Prior to fiscal 1997, we retained the servicing for mortgage loans sold. During fiscal 1997 we began to sell loans with servicing released to be more competitive in that market.

          Loans purchased must conform to our underwriting guidelines or guidelines. We have not purchased any loans during the last four fiscal years. Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

          During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

NEXT PAGE

          The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended March 31,
	2006	2005	2004
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$27,140	$31,366	$56,724
- commercial	20,906	27,559	28,600
Non-real estate - consumer	8,703	6,775	216
Total adjustable rate	56,749	65,700	85,540
Fixed Rate:
Real estate - 1-4 family residential	1,416	12,949	35,533
- commercial	10,242	4,846	3,558
Non-real estate- consumer	28,422	32,974	22,748
Total fixed rate	40,080	50,769	61,839
Sales and Repayments:
Real estate loans sold	---	---	22,675
Principal repayments	75,423	55,478	88,515
Total reductions	75,423	55,478	111,190
Increase/(Decrease) in other items, net	(500)	3,484	2,526
Net increase	$21,906	$57,507	$33,663

          During fiscal 2004, all real estate loan sales were related to our former mortgage banking subsidiary which was sold June 30, 2003. All loans originated by our former mortgage banking subsidiary were originated for sale, while substantially all other loans were originated by Community Bank and were retained in our portfolio.

Asset Quality

          Delinquent Loans. When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us.

          The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2006. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

NEXT PAGE

	Residential Real Estate		Commercial Real Estate		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	7	$558	1	$40	--	$--	50	$370	7	$271	65	$1,239
60-89 days	--	--	1	1,015	--	--	3	8	--	--	4	1,023
90 days and over	4	239	--	--	--	--	25	89	5	141	34	469
Total delinquent loans	11	$797	2	$1,055	--	$--	78	$467	12	$412	103	$2,731

          Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120 days delinquent are charged against the consumer allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have no accruing loans 90 days or more delinquent and no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

	March 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$ 230	$ 70	$ 37	$ 51	$ 66
Real Estate	239	339	1,076	1,114	76

Total non-accruing loans	469	409	1,113	1,165	142
Real estate acquired through foreclosure	120	139	621	674	794
Total non-performing assets	$ 589	$ 548	$ 1,734	$ 1,839	$ 936

Total as a percentage of total assets	.14%	.14%	.51%	.62%	.36%
Allowance for loan losses	$2,966	$3,021	$2,646	$1,940	$1,676

          Non-performing assets at March 31, 2006 were comprised primarily of repossessed automobiles and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

          Nonaccrual loans amounted to $469,000 at March 31, 2006. If interest on these loans had been accrued, such income would have approximated $19,000 for the year ended March 31, 2006, none of which is included in interest income.

          Other Loans Of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 2006, we had approximately $4.7 million of loans with respect to which known

NEXT PAGE

information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of our allowance for loan losses.

          The $3.3 million in other loans of concern is comprised primarily of commercial real estate loans, which includes one commercial real estate loan in the amount of $1.6 million. This loan was current as to interest and principal payments as of March 31, 2006.

          Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date.

          Classified Assets. Federal regulations provide for the classification of loans, debt, equity securities and other assets con Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

          When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

          We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at March 31, 2006, we had classified $1.9 million of our assets as substandard, none as doubtful and none as loss. The $1.9 million in classified loans is comprised primarily of residential and commercial real estate loans, which includes one combination multi-family and commercial real estate loan of $1.0 million which has had a history of late payments and a prior bankruptcy.

          Allowance for Losses on Loans and Real Estate. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net

NEXT PAGE

income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses" in Item 7 of this report and Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

          The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$3,021	$2,646	$1,940	$1,676	$1,477
Provision charged to operations	177	870	846	451	373
Charge-offs:
Residential real estate	---	---	(46)	(20)	(147)
Commercial and Multifamily	---	(241)	---	---	---
Construction	---	(51)	(24)	---	---
Automobile	(236)	(332)	(176)	(111)	(62)
Other	(79)	(50)	(43)	(113)	(93)
Commercial Business	(29)	(6)	---	---	---
Recoveries:
Residential real estate	---	15	69	23	69
Commercial and Multifamily	---	43	---	---	---
Construction	---	---	---	---	---
Automobile	63	85	54	16	12
Other	49	29	26	18	47
Commercial Business	---	13	---	---	---
Net charge-offs	(232)	(495)	(140)	(187)	(174)
Balance at end of period	$2,966	$3,021	$2,646	$1,940	$1,676
Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.16%	.05%	.08%	.08%

NEXT PAGE

          The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial and Multi- Family Real Estate	Construction	Commercial Business	Consumer	Total
	Dollars in Thousands)
March 31,2006:
Amount of loan loss allowance	$250	$713	$350	$514	$1,139	$2,966
Percent of loans in each category to total loans	30.77%	28.32%	11.13%	8.97%	20.81%	100.00%

March 31,2005:
Amount of loan loss allowance	$308	$718	$409	$554	$1,032	$3,021
Percent of loans in each category to total loans	34.94%	27.12%	9.92%	8.55%	19.47%	100.00%
March 31,2004:
Amount of loan loss allowance	$283	$889	$299	$286	$889	$2,646
Percent of loans in each category to total loans	41.49%	25.05%	8.68%	5.61%	19.17%	100.00%
March 31,2003:
Amount of loan loss allowance	$257	$532	$295	$212	$644	$1,940
Percent of loans in each category to total loans	49.26%	19.88%	9.68%	4.67%	16.51%	100.00%
March 31,2002:
Amount of loan loss allowance	$259	$465	$267	$258	$427	$1,676
Percent of loans in each category to total loans	45.95%	19.31%	11.50%	6.30%	16.94%	100.00%

Investment Activities

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation - Qualified Thrift Lender Test" below for a discussion of additional restrictions on our investment activities.

          The senior vice president/chief financial officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset/liability management committee. The senior vice president/chief financial officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

          The general objectives of our investment portfolio are to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in Item 7 of this Form 10-K.

NEXT PAGE

          As a member of the Federal Home Loan Bank of Atlanta, we had $4.4 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2006 and for the year ended March 31, 2006, we received $181,000 in dividends on such stock.

          The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2006
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	Total Investment Securities(1)
	Book Value	Book Value	Book Value	Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$750	$22,583	$---	$23,333	$22,674
State agency obligations and commercial paper	1,057	1,081	---	2,138	2,123
Total Investment Securities	$1,807	$23,664	$---	$25,471	$24,797

Weighted Average Yield (2)	4.87%	4.10%	---%	4.15%	4.27%
______________________
(1)  Included in the above table are $22.0 million of securities that are callable in three years or less.

(2)  The weighted average yield is not computed on a tax equivalent basis.

NEXT PAGE

          The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated. At March 31, 2006, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2006		2005		2004
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$ 1,742	100.00%	$ 1,555	100.00%	$ 1,658	100.00%

Investment securities:
Federal agency obligations	$23,333	53.9%	$23,834	53.8%	$17,335	45.7%
State agencies and commercial paper	2,138	4.9	2,797	6.3	3,313	8.7
United States agency equity securities	13,539	31.2	13,497	30.4	15,013	39.5
Subtotal	39,010	90.0	40,128	90.5	35,661	93.9
FHLB stock	4,350	10.0	4,229	9.5	2,300	6.1
Total investment securities and FHLB stock	$43,360	100.00%	$44,357	100.00%	$37,961	100.00%
Average remaining life or term to repricing(1)		3 Years		4 Years		4 Years
____________________
(1)  Excludes Freddie Mac common stock and other marketable equity securities.

          During fiscal 2006, the market rates paid on investment securities increased. During fiscal 2006, we did not purchase any investment securities due to the minimal spread between short and long term rates.

Sources of Funds

          General.Deposits have traditionally been the principal source of our funds for use in lending and for other general business purposes. In addition to deposits, we derive funds from loan repayments, cash flows generated from operations, which includes interest credited to deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances.

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

NEXT PAGE

in the tables as passbook accounts. We do not solicit brokered deposits due to our ability historically to attract funds from our local markets or borrow from the FHLB at lower rates.

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2006	2005	2004
	(In Thousands)
Passbook and statement accounts	$ 31,228	$ 41,908	$ 52,267
NOW and Super NOW accounts	58,484	54,223	49,742
Money market accounts	21,345	16,043	22,734
One-to five-year fixed-rate certificates	185,501	160,129	129,374
Six-month and 91 day certificates	10,291	3,127	6,114
Total	$306,849	$275,430	$260,231

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

          The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2006	2005	2004
	(Dollars in Thousands)
Opening balance	$275,430	$260,231	$247,212
Net deposits (withdrawals)	25,547	11,199	8,353
Interest credited	5,872	4,000	4,666
Ending balance	306,849	275,430	260,231
Net increase	$ 31,419	$ 15,199	$ 13,019
Percent increase	11.41%	5.84%	5.27%

          During the fiscal years ended March 31, 2004, we emphasized free checking accounts, offered a more competitive rate on savings accounts and remained competitive in regard to the rates offered by competitors. During fiscal 2005 market interest rates increased and contributed to a decrease in savings and money market accounts. During fiscal 2006, the change in deposits was related primarily to rising interest rates and customers' preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2006. We may use borrowings from time to time as an alternative source of funds. See "- Borrowings."

NEXT PAGE

          The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$ 28,602	---%	$ 24,703	---%	$ 19,547	---%
Interest bearing demand deposits	45,960	0.96	46,659	0.53	47,069	0.83
Savings deposits	35,893	0.73	46,961	0.76	53,486	1.13
Time deposits	175,811	3.52	147,580	2.87	132,954	3.14
Total deposits	$286,266	2.41%	265,903	1.82%	$253,056	2.05%

          The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(Dollars in Thousands)
March 31, 2006	$1,627	$32,378	$58,252	$100,186	$3,349	$ ---	$195,792
March 31, 2005	$26,949	$65,465	$44,012	$23,953	$2,675	$202	$163,256
March 31, 2004	$39,521	$28,833	$30,368	$30,886	$5,668	$212	$135,488

          The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2006.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$12,537	$37,962	$44,747	$48,512	$143,758
Certificates of deposit of $100,000 or more	3,945	14,466	14,861	18,762	52,034
Total certificates of deposit	$16,482	$52,428	$59,608	$67,274	$195,792

Borrowings

          We generally utilize borrowings to supplement deposits when they are available at a lower overall cost to us or they can be invested at a positive rate of return. Our borrowings generally consist of advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

          Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. At March 31, 2006, we had $976,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For

NEXT PAGE

additional information on our borrowings and securities sold under agreements to repurchase, see Notes 7 and 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

          The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2006	2005	2004
	(Dollars in Thousands
Securities sold under agreements to repurchase	$ 976	$15,650	$429
FHLB advances	78,000	76,000	46,000
Total Borrowings	$78,976	$91,650	$46,429

Weighted average interest rate of borrowings	4.71%	3.11%	1.24%

          Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2006	2005	2004

Amount outstanding at year end	$73,000	$71,000	$46,000
Average interest rate on amount at year end	4.85%	3.13%	1.25%

Average amount outstanding during the year	$67,167	$61,485	$27,721
Average interest rate during the year	4.00%	2.04%	1.27%

Maximum amount outstanding during the year	$77,000	$78,000	$46,000

Subsidiary Activities

          We established Community First Mortgage Corporation, a mortgage banking subsidiary, in November 1997, began operations in May 31, 1998 and sold the subsidiary in June 2003. The primary business of Community First Mortgage Corporation was to originate fixed-rate mortgage loans to sell to third party investors to generate fee income and gains on the sale of mortgage loans.

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

NEXT PAGE

loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia expanded the Bank's market area to the Hampton Roads area of Virginia.

Regulation

          General. Set forth below is a brief description of certain laws and regulations that are applicable to Community Financial and Community Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

          Legislative or regulatory changes in the future could adversely affect our operations and financial condition. No assurance can be given as to whether or in what form any such changes may occur.

          The Office of Thrift Supervision has extensive enforcement authority over all savings associations and their holding companies, including Community Financial and Community Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required by law.

          Federal Regulation of Savings Associations. Community Bank, as a federally chartered savings bank, is subject to regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. This regulation of Community Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders. Community Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Community Financial. See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions." Community Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Community Bank to the maximum extent permitted by law.

          We are subject to periodic examinations by the Office of Thrift Supervision. During these examinations, the examiners may require Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. As a federal savings bank, Community Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the Office of Thrift Supervision.

          The Office of Thrift Supervision has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution regulated by the Office of Thrift Supervision that fails to comply with these standards must submit a compliance plan.

          Insurance of Accounts and Regulation by the FDIC. Community Bank's deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. Tthe FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions

NEXT PAGE

against Community Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Under the current FDIC risk-based assessment program, as long an FDIC-insured institution remains a well capitalized and well-managed institution, it will not be subject to any deposit insurance premiums. Under the Federal Deposit Insurance Reform Act of 2005, however, the FDIC is required to promulgate new regulations by November 5, 2006. The FDIC has announced that it expects to impose assessments commencing in the first half of 2007. Community Bank will be eligible for a one-time credit against future assessments. Final regulations determining the one-time credit have not been published yet. We cannot predict the amount Community Bank may be required to pay in deposit insurance premiums to the FDIC.

          Transactions with Affiliates. Transactions between Community Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Community Bank's capital. In addition, Community Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Community Financial is an affiliate of Community Bank.

          Regulatory Capital Requirements. To be considered well capitalized, an institution must have a ratio of Tier 1 capital to total adjusted assets of at least 50%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0%. Tier 1 capital generally consists of common stockholders' equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles. At March 31, 2006, Community Bank had no intangibles in Tier 1 capital.

          Total capital consists of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of certain permanent and maturing capital instruments that do no qualify as Tier 1 capital and up to 1.25% of risk-weighted assets in allowance for loan and lease losses. The amount of Tier 2 capital includable in total capital may not exceed the amount of Tier 1 capital. Risk-weighted assets are determined by assigning a risk weight ranging from 0% to 100% to all assets and certain off-balance sheet items. At March 31, 2006, Community Bank was well capitalized.

          To be adequately capitalized, an institution must have a ratio of Tier 1 capital to total adjust assets of at least 4.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%. The Office of Thrift Supervision is authorized to require Community Bank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

          The Office of Thrift Supervision is authorized, and under certain circumstances required, to take certain actions against savings banks that are not at least adequately capitalized. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. Additional restrictions may apply, including a forced merger, acquisition, or liquidation of the institution. The Office of Thrift Supervision generally is authorized to reclassify an institution into a lower capital category and impose the restrictions if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the Office of Thrift Supervision of any of these measures on Community Bank may have a substantial adverse effect on our operations and profitability. Regulatory capital is discussed further in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

NEXT PAGE

          Community Financial is not subject to any specific capital requirements. The Office of Thrift Supervision, however, expects Community Financial to support Community Bank, including providing additional capital to the bank when it does not meet its capital requirements. As a result of this expectation, the Office of Thrift Supervision regulates the ability of Community Bank to pay dividends to Community Financial.

          Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to the ability of Community Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Community Bank must file a notice or application with the Office of Thrift Supervision before making any capital distribution. Community Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If Community Bank, however, proposes to make a capital distribution when it does not meet the requirements to be adequately capitalized (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

          Community Financial will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank.

          Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2006, Community Bank met the test and has always met the test since its effective date.

          Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See"-Holding Company Regulation."

          Community Reinvestment Act. Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Community Bank was examined for Community Reinvestment Act compliance in January, 2005 and received a rating of "Satisfactory".

NEXT PAGE

          Holding Company Regulation. Community Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. As such, we are required to register and file reports with the Office of Thrift Supervision and are subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings association subsidiaries, which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

          As a unitary savings and loan holding company that acquired Community Bank before May 4, 1999, we generally are not subject to activity restrictions. If we acquire control of one or more savings associations as a separate subsidiary, our activities and those of any of our subsidiaries (other than Community Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in supervisory acquisitions.

          Federal Securities Laws. The stock of Community Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. Community Financial is be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

          The SEC and the NASDAQ have adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Community Financial as a registered company under the Securities Exchange Act of 1934 and a NASDAQ-traded company. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and NASDAQ Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Federal and State Taxation

          Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2006, Community Bank's had no excess reserves to be recaptured.

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

          Our federal income tax returns and our consolidated subsidiary for the last three years are open to possible audit by the Internal Revenue Service. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Community Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of Community Financial and our consolidated subsidiaries.

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

          P. Douglas Richard, age 62, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

          R. Jerry Giles, age 57, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

          Chris P. Kyriakides, age 43, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

          Benny N. Werner, age 57, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

          Norman C. Smiley, III, age 44, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to

NEXT PAGE

joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

          At March 31, 2006, we had a total of 143 employees, including 26 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

NEXT PAGE

ITEM 1A. RISK FACTORS

          This section discusses risks that are specific to our company and may affect our financial performance, including future earnings. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) Additional risks may emerge in the future of which we are not aware and may impact our company in a manner that can not be estimated. The following are risk factors that may have a material effect on our financial condition or operating performance.

          Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate, commercial business and consumer loans. At March 31, 2006, our loan portfolio included $217.5 million of commercial real estate, commercial business and consumer loans, representing approximately 58.1% of our total loan portfolio, compared to $99.5 million or 43.4% at March 31, 2002. We have been increasing, and intend to continue to increase, our origination of these types of loans. The credit risk related to commercial real estate loans and commercial business loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers' business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. Additionally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loan because there are fewer potential purchasers of the collateral. Furthermore, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings.

          Consumer loans also generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, which comprise approximately 64.2% of our consumer loan portfolio at March 31, 2006 compared to approximately 32.1% at March 31, 2002. As a result of our increasing consumer loan portfolio, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, the majority of our automobile loans are comprised of indirect automobile loans which are originated by a third party on our behalf through a network of automobile dealers. Because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.

          Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance. We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

  inflation;
  recession;
  a rise in unemployment;
  tightening money supply;
  changes in monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System; and
  domestic and international disorder and instability in domestic and foreign financial markets.

NEXT PAGE

          Changes in the interest rate environment may reduce our profits. We expect that the Bank will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Further, our net interest spread may be negatively impacted when short-term rates rise faster than long-term interest rates over a prolonged period. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with adjustable rate mortgage loans. At March 31, 2006, approximately 69.0% of our total loan portfolio, before net items, consisted of adjustable rate loans. Changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of our securities portfolio and overall profitability.

          Changes in economic conditions, particularly an economic slowdown in our local market area in Virginia, could hurt our business.  Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies, all of which are beyond our control. A deterioration in economic conditions, in particular in our local market areas of the Shenandoah Valley (western) and Hampton Roads (eastern) of Virginia, could result in any or all of the following consequences, any of which could hurt our business materially:

  loan delinquencies may increase;
  problem assets and foreclosures may increase;
  demand for our products and services may decline; and
  collateral for loans made by us, especially real estate, may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

          In recent months, there have been announced or proposed military installation and plant closings or reductions in one of our local market areas. The realization of these actions could have significant adverse consequences on the employment and businesses conditions in this market area. While we do not have significant credit exposure to these businesses, the impact on local economic conditions could affect the real estate collateral values generally, which could negatively affect our profitability.

          Our allowance for loan losses may not be adequate to cover actual losses.   Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Through a periodic review and consideration of our loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the performance of our customers relative to their financial obligations with us and the historical credit quality of our loan performance. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed our estimates. To date, we have experienced negligible losses. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on financial condition and results of

NEXT PAGE

operations. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot provide assurance.

          Our directors and executive officers own a significant amount of our common stock and can exert significant control over matters voted on by stockholders.  As of March 31, 2006, our directors and executive officers as a group beneficially owned, excluding options to purchase our common stock, approximately 11.4% of our outstanding common stock. In addition, over the years, these directors and executive officers have been granted options to acquire shares of our common stock, which when exercised will increase their ownership of shares of our common stock. As of March 31, 2006, assuming the full exercise of all outstanding options, our directors and executive officers would beneficially own in the aggregate approximately 19.2% of our outstanding common stock. As a result, these individuals, by virtue of their stock ownership, could have the ability of voting as a group to influence the outcome of any matters to be decided by a vote of stockholders.

          Strong competition within our market area may limit our growth and profitability. Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

NEXT PAGE

ITEM 2. PROPERTIES

          The following table sets forth information at March 31, 2006, with respect to our offices, furniture and equipment. We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2006
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,337,000
Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	643,000
Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	1,031,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	916,000
101 Community Way Staunton, Virginia	1999	2039	4,500	629,000
2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	52,000
21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,371,000
123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,575,000
1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	343,000
463 Hidden Creek Lane Harrisonburg, Virginia	2005	2008	2,000	45,000
102 Walker Street Lexington, Virginia	2006	2028	2,200	273,000

          Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2006 was $159,788.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

NEXT PAGE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          As of May 31, 2006, there were approximately 479 holders of record of Community Financial common stock. Community Financial common stock is traded on The Nasdaq Small Cap Market under the symbol "CFFC." The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or "street" name.

          The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by us for the stated periods.

Fiscal 2006	High	Low	Close	Dividend Declared
March 2006	$22.99	$21.90	$22.20	$.12
December 2005	24.00	19.14	21.25	.11
September 2005	22.70	20.81	21.10	.11
June 2005	23.00	20.01	22.09	.11

Fiscal 2005	High	Low	Close	Dividend Declared
March 2005	$24.55	$21.90	$22.44	$.11
December 2004	22.19	18.91	22.19	.11
September 2004	20.24	18.20	20.00	.10
June 2004	24.00	18.90	20.24	.10

          The Board of Directors of Community Financial makes dividend payment decisions with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. Our ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, and indirectly, by the Office of Thrift Supervision. Restrictions on dividend payments from Community Bank to Community Financial (Community Financial's primary source of funds for the payment of dividends to its stockholders) are described in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 if this Form 10-K.

          The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference. No stock was repurchased by the Company during the fourth quarter of fiscal 2006.

NEXT PAGE

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$422,606	$399,604	$336,947	$297,991	$263,374
Loans receivable, net	358,714	336,809	279,301	245,638	219,434
Investment securities and other earning assets(1)	45,102	45,911	39,620	35,550	29,704
Real estate owned, net	120	138	621	720	794
Deposits	306,849	275,430	260,231	247,212	204,535
Advances and other borrowed money	78,976	91,650	46,429	22,774	28,951
Stockholders' equity	35,167	31,325	29,269	26,342	26,695

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Operations Data:
Total interest income	$24,466	$20,038	$17,524	$17,661	$18,941
Total interest expense	10,312	6,281	5,542	6,746	9,057
Net interest income	14,154	13,757	11,982	10,915	9,884
Provision for loan losses	177	870	846	451	373
Net interest income after provision for loan losses	13,977	12,887	11,136	10,464	9,511
Service charges and fees	2,557	2,293	2,683	3,490	3,287
Gain on sale of subsidiary	---	---	241	---	---
Other noninterest income(2)	444	415	301	159	95
Noninterest expenses	10,791	10,060	9,684	9,954	9,163
Income before income taxes	6,187	5,535	4,677	4,159	3,730
Income taxes	1,919	1,729	1,195	1,253	1,123
Net income	$ 4,268	$ 3,806	$ 3,482	$ 2,906	$ 2,607

	At or For the Year Ended March 31,
	2006	2005	2004	2003	2002
Other Data:
Average interest-earning assets to average interest bearing liabilities	105.72%	104.81%	106.57%	107.41%	108.18%
Average interest rate spread during year	3.50	3.84	3.86	3.86	3.66
Non-performing assets to total assets	.14	.14	.51	.63	.36
Return on assets (ratio of net income to average total assets)	1.04	1.04	1.12	1.03	1.03
Return on equity (ratio of net income to average total equity)	12.79	12.56	12.45	10.96	10.01
Equity-to-assets ratio (ratio of average equity to average assets)	8.16	8.28	9.31	9.94	10.27
Allowance for loan losses to total loans	.82	.89	.94	.78	.76
Allowance for loan losses to non-performing loans	503.57	551.28	152.60	105.49	179.06

Per Share Data:
Net income-diluted	$1.96	$1.76	$1.63	$1.33	$1.14
Book value	16.58	15.02	14.08	12.78	11.84
Dividends	.45	.42	.39	.35	.32
Dividend payout ratio	22.13%	22.97%	23.22%	25.95%	28.08%
Number of full-service offices	9	8	8	8	7
____________________
(1) Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2) Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.

NEXT PAGE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

          Community Financial Corporation is a Virginia corporation. Certain of the information presented herein relates to Community Bank, a wholly owned subsidiary of Community Financial, and Community First Mortgage Corporation, a former wholly owned subsidiary of Community Bank which was sold in June 2003. Community Financial and Community Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

          The following information is intended to provide investors a better understanding of our financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. This discussion is primarily from management's perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

          Our net income is primarily dependent on the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Like other financial institutions, we are subject to interest rate risk to the degree that our interest bearing liabilities, primarily deposits and borrowings with short and medium term maturities, mature or reprice more rapidly, or on a different basis, than interest earning assets, primarily loans with longer term maturities than deposits and borrowings. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in lower net income or net losses during periods of rising interest rates, unless offset by other noninterest income. Our net income is also affected by, among other things, fee income, provision for loan losses, operating expenses and income taxes.

          The primary factor contributing to the increase in net interest income for the fiscal year ended March 31, 2006 was the growth in interest-earning assets, primarily loans, partially offset by a decreasing interest rate spread resulting from the rising market interest rates. We will continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

          Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of our interest-bearing liabilities. While borrowings decreased, deposits increased and were the primary source of funding during the fiscal year ended March 31, 2006. We were more aggressive in our time deposit pricing during the fiscal year as we anticipated rate increases by the Federal Reserve Board. Also, as interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management recognizes the need to continue to increase deposits and was successful in attracting time deposits and non-interest bearing transactions accounts. While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin

NEXT PAGE

related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Critical Accounting Policies

          General. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

          Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No.5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

          The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations. Subsequent recoveries, if any, are credited to the allowance. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by our regulators.

          The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

          A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan

NEXT PAGE

and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

          Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Asset/Liability Management

          Management believes it is important to manage the relationship between interest rates and the effect on our net portfolio value. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Management of our assets and liabilities is done within the context of the marketplace, but also within limits established by the board of directors on the amount of change in net portfolio value which is acceptable given certain interest rate changes.

          Presented in the following table, as of March 31, 2006 and 2005, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits. Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions. The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position. As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2006		March 31, 2005
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
(Dollars in Thousands)
+200	7	(5,322)	(11)	(4,460)	(11)
+100	8	(2,512)	(5)	(2,275)	(5)
-0-	9	---	---	---	---
-100	8	1,795	4	426	1
-200	7	2,125	4	(567)	(1)

          Generally, management strives to maintain a neutral position regarding interest rate risk. In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2006, approximately 69.0% of our gross loan portfolio consisted of loans which reprice during the life of the loan. We emphasize adjustable-rate mortgage loans and have increased our portfolio of short-term consumer loans. Longer term fixed-rate mortgage loans, 15 to 30 years, are generally sold in the secondary market.

          On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit. We have also used Federal Home Loan Bank advances to provide funding for loan originations and to provide liquidity as needed.

NEXT PAGE

          In managing our asset/liability mix depending on the relationship between long- and short-term interest rates, market conditions, and consumer preference, we may place somewhat greater emphasis on maximizing our net interest income than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe the increased net income that may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolio can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. We have established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that in the event of an adverse change in interest rates, our efforts to limit interest rate risk will be successful.

          As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the information in the table above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

NEXT PAGE

Average Balances, Interest Rates and Yields

          The following table sets forth certain information relating to categories of our interest-earning assets and interest-bearing liabilities for the periods indicated. All average balances are computed on a monthly basis. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Year Ended March 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$345,031	$22,386	6.49%	$304,010	$18,009	5.92%	$259,567	$15,666	6.04%
Investment securities and other investments	44,930	2,080	4.63%	46,175	2,029	4.39%	40,932	1,858	4.54%
Total interest-earning assets	389,961	24,466	6.27%	350,185	20,038	5.72%	300,499	17,524	5.83%
Non-interest earning assets	18,883			15,874			10,378
Total Assets	$408,844			$366,059			$310,877

Interest-Bearing Liabilities
Deposits	$286,266	6,889	2.41%	$265,903	4,846	1.82%	$253,056	5,184	2.05%
FHLB advances and other borrowings	87,316	3,423	3.92%	68,223	1,435	2.10%	28,925	358	1.24%
Total interest-bearing liabilities	373,582	10,312	2.76%	334,126	6,281	1.88%	281,981	5,542	1.97%
Non-interest bearing Liabilities	1,887			1,636			920
Total Liabilities	375,469			335,762			282,901
Stockholder's equity	33,375			30,297			27,976
Total Liabilities and Stockholders' Equity	$408,844			$366,059			$310,877
Net interest income		$14,154			$13,757			$11,982
Interest rate spread			3.51%			3.84%			3.86%
Net interest-earning assets/net yield on interest-earning assets	$16,379		3.63%	$16,059		3.93%	$18,518		3.99%
Percentage of interest-earning assets to interest-bearing liabilities	104.38%			104.81%			106.57%

NEXT PAGE

Rate/Volume Analysis

          The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended March 31,
	2006 v. 2005			2005 v. 2004
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$2,661	$1,716	$4,377	$2,633	$(290)	$2,343
Investment securities and other investments	(58)	109	51	230	(59)	171
Total Interest-earning assets	$2,603	$1,825	$4,428	$2,863	$(349)	$2,514

Interest-Bearing Liabilities
Deposits	$ 490	$1,553	$2,043	$ 234	$(572)	$ (338)
FHLB advances and other borrowings	748	1,240	1,988	827	250	1,077
Total interest-bearing liabilities	$1,238	$2,793	$4,031	$1,061	$(322)	$ 739
Net interest income			$ 397			$1,775

NEXT PAGE

Financial Condition

          Total assets increased $23.0 million, or 5.8%, to $422.6 million at March 31, 2006, primarily as a result of an increase in loans of $21.9 million. The increase in assets was funded by a $31.4 million, or 8.4%, increase in deposits. The increase in deposits is reflected primarily in increased demand deposits of $4.3 million, time deposits of $32.5 million and money market accounts of $5.3 million, partially offset by a $10.6 million decrease in savings accounts. The change in deposits is related primarily to rising interest rates and customers preference for higher rate time deposits. Management believes the increase in time and demand deposits is primarily attributable to maintaining competitive pricing. Management attributes the increase in loans receivable primarily to excellent customer service and competitive pricing on both mortgage and consumer loans.

          The Hampton Roads region of the Bank experienced loan growth of $13.8 million, primarily real estate loans, for the fiscal year ended 2006. The Shenandoah Valley region of the Bank had loan growth of approximately $8.1 million, primarily non-mortgage loans that included a $7.8 million increase in automobile dealer loans, at March 31, 2006.

          Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources. At March 31, 2006, total non-performing assets, consisting of non-performing loans and repossessed automobiles, were $589,000 or .14% of total assets compared to $548,000 or .14% at March 31, 2005. Non-performing assets at March 31, 2006 were comprised primarily of single family residential properties delinquent 90 days or more. At March 31, 2006, the largest property in non-performing assets was a residential construction loan with a loan balance of $100,000. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

          Stockholders' equity increased $3.8 million, or 12.3%, to $35.2 million at March 31, 2006 compared to $31.3 million at March 31, 2005. The increase was the result of $4.3 million of net income, proceeds from option exercises and an increase in the unrealized gain on equity securities, partially offset by dividends paid to stockholders of $945,000.

Results of Operations

          Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years ended March 31, 2006 and 2005

          General. Net income for the year ended March 31, 2006 was $4.3 million or $1.96 diluted earnings per share compared to $3.8 million or $1.76 diluted earnings per share for the year ended March 31, 2005, an increase of $462,000 or 12.1%. Net income increased due primarily to a decrease in the provision for loan losses of $693,000.

          Interest Income. Total interest income increased $4.4 million, or 22.1%, to $24.5 million for the year ended March 31, 2006 as compared to $20.0 million for the year ended March 31, 2005. The increase in total interest income can be attributed to both an increase in the average dollar volume of interest-earning assets, primarily $21.9 million in loans receivable, and an increase in the yield on interest

NEXT PAGE

earning assets. Average yields on total interest-earning assets increased 55 basis points from 5.72% in fiscal 2005 to 6.27% for the current fiscal year due primarily to a higher interest rate environment.

          Interest Expense. Total interest expense increased $4.0 million, or 64.2%, to $10.3 million for the year ended March 31, 2006 from $6.3 million for the year ended March 31, 2005. The increase in total interest expense is attributable to both an increase in the average dollar volume of interest-bearing liabilities, primarily $31.4 million in deposits and an increase in the cost of interest bearing liabilities. The cost of funds increased 88 basis points from 1.88% for the year ended March 31, 2005 to 2.76% for the current year. The increase in deposit balances was due primarily to increases in time deposits for the current fiscal year.

          Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

          Based on management's evaluation of these factors, provisions provision for loan losses decreased $693,000, or 79.7%, to $177,000 for the fiscal year ended March 31, 2006 from $870,000 for the fiscal year ended March 31, 2005. The decline in the provision for fiscal 2006 was due both to a decrease in the rate of loan growth and a decrease in allowances for certain loan categories based on historical charge-off rates. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary. Management believes that the level of our loan loss allowance is adequate. As of March 31, 2006, the total allowance for loan losses amounted to $3.0 million. At March 31, 2006, our allowance as a percentage of total loans receivable was .82% and as a percentage of total non-performing loans was 504%.

          Noninterest Income. Noninterest income increased $293,000, or 10.8%, to $3.0 million in fiscal 2006 as compared to $2.7 million for the year ended March 31, 2005. The increase in noninterest income was primarily due to fees received from other institutions where we receive fees in return for completed customer mortgage loan applications for the other institution's approval and funding.

	Fiscal 2006	Fiscal 2005	Change

Loan fee income	532,647	360,665	171,982
Deposit fee income	2,023,878	1,932,950	90,928
Other	444,547	414,654	29,893
Total noninterest income	$3,001,072	$2,708,269	$292,803

          Noninterest Expense. Total noninterest expense increased $731,000, or 7.3%, to $10.8 million for the year ended March 31, 2006 from $10.1 million for the year ended March 31, 2005, due primarily to increased compensation expense related to the employment of additional commercial loan officers and loan support staff.

NEXT PAGE

          Taxes. Total taxes increased $190,000, or 11.0%, to $1.9 million during the year ended March 31, 2006 from $1.7 million during fiscal 2005. The effective tax rate for the year ended March 31, 2006 was 31.0% compared to 31.2% for fiscal 2005.

Comparison of Years ended March 31, 2005 and 2004

          General. Net income for the year ended March 31, 2005 was $3.8 million or $1.76 diluted earnings per share compared to $3.5 million or $1.63 diluted earnings per share for the year ended March 31, 2004, an increase of $324,000 or 9.3%. Net income increased due primarily to an increase in net interest income of $1.8 million.

          Interest Income. Total interest income increased $2.5 million, or 14.3%, to $20.0 million for the year ended March 31, 2005 as compared to $17.5 million for the year ended March 31, 2004. The increase in total interest income can be attributed to an increase in the average dollar volume of interest-earning assets, primarily $44.4 million in loans receivable, partially offset by a decrease in the yield on interest earning assets. Average yields on total interest-earning assets decreased 11 basis points from 5.83% in fiscal 2004 to 5.72% for the 2005 fiscal year due primarily to a lower interest rate environment.

          Interest Expense. Total interest expense increased $739,000, or 13.3%, to $6.3 million for the year ended March 31, 2005 from $5.5 million for the year ended March 31, 2004. The increase in total interest expense is primarily attributable an increase in the average dollar volume of interest-bearing liabilities, primarily $39.3 million in borrowings, partially offset by a decrease in the cost of interest bearing liabilities. The cost of funds decreased 9 basis points from 1.97% for the year ended March 31, 2004 to 1.88% for the 2005 fiscal year. The increase in deposit balances was due primarily to increases in time deposits for the year ended March 31, 2005.

          Provision for Loan Losses. The provision for loan losses increased $24,000, or 2.8%, to $870,000 for the fiscal year ended March 31, 2005 from $846,000 for the fiscal year ended March 31, 2004 due to an increase in loan growth offset by a decrease in allowances for certain mortgage loans for fiscal 2005. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary. As of March 31, 2005, the total allowance for loan losses amounted to $3.0 million. At March 31, 2005, our allowance as a percentage of total loans receivable was .89% and as a percentage of total non-performing loans was 548%.

          Noninterest Income. Noninterest income decreased $517,000, or 16.0%, to $2.7 million in fiscal 2005 as compared to $3.2 million for the year ended March 31, 2004. The decline in noninterest income was primarily due to the gain on sale of the Bank's mortgage subsidiary in June 2003 and the decreased fees and gain on sale of loans related to the sale of the Bank's mortgage subsidiary.

	Fiscal 2005	Fiscal 2004	Change

Gain on sale of loans	$--	$86,633	$(86,633)
Gain of sale of subsidiary	--	241,066	(241,066)
Fees from sold loans	5,891	504,648	(498,757)
Other loan fee income	355,574	311,873	43,701
Deposit fee income	1,932,150	1,779,663	152,487
Other	414,654	301,260	113,394
Total noninterest income	$2,708,269	$3,225,143	$(516,874)

NEXT PAGE

          Noninterest Expense.Total noninterest expense increased $376,000, or 3.9%, to $10.1 million for the year ended March 31, 2005 from $9.7 million for the year ended March 31, 2004. The increase was due primarily to increased compensation expense related to the employment of additional commercial loan officers and loan support staff, partially offset by decreased compensation expense related to the sale of the Bank's mortgage subsidiary in June 2003.

	Compensation
	Fiscal 2005	Fiscal 2004	Change

Community Bank	$5,669,838	$4,805,307	$864,531
Community First Mortgage	---	450,627	(450,627)
Total	$5,669,838	$5,255,934	$413,904

          Taxes. Total taxes increased $535,000, or 44.8%, to $1.7 million during the year ended March 31, 2005 from $1.2 million during fiscal 2004. The increase in taxes can be attributed primarily to a one-time rehabilitation tax credit of approximately $391,000 received during fiscal 2004. The effective tax rate for the year ended March 31, 2005 was 31.2% compared to 25.6% for fiscal 2004.

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

          Liquidity represents our ability to meet our on-going funding requirements for contractual obligations, the credit needs of customers, withdrawal of customers' deposits and operating expenses.

          Our dominant source of funds during the year ended March 31, 2006 was from deposits which increased by $31.4 million. Our cash increased $1.2 million from $2.3 million at March 31, 2005 to $3.5 million at March 31, 2006. The increase in cash was related to the increase in deposits.

          At March 31, 2006, we had commitments to purchase or originate $17.9 million of loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $128.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

          At March 31, 2006, we had tangible and core capital of 7.73% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%. We also had risk-based capital of 10.81% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered "well capitalized" as of March 31, 2006. Regulatory capital is discussed further in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

NEXT PAGE

Contractual Obligations and Off-Balance Sheet Arrangements

          As of March 31, 2006, we have not participated in any material unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 15 to the Notes to Consolidated Financial Statements contained in Item 8 of this report.

          The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2006.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$1,608,196	$205,544	$363,437	$385,746	$653,469
Long-Term Debt	5,000,000	---	---	5,000,000	---
Total	$6,608,196	$205,544	$363,437	$5,385,746	$653,469

Impact of Inflation and Changing Prices

          The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same magnitude as the price of goods and services. In the current interest-rate environment, equity, maturity structure and quality of our assets and liabilities are critical to the maintenance of acceptable performance levels.

Recent Accounting Pronouncements

          For a discussion of recent accounting pronouncements implemented by us during fiscal 2006 and new pronouncements which will be implemented in the future, see "Summary of Accounting Policies" in our Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assset/Liability Management" in Item 7 of this report.

NEXT PAGE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXT PAGE

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
April 12, 2006

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2006	2005

Assets

Cash (including interest bearing deposits of $1,742,392 and $1,554,563)	$ 3,507,261	$ 2,345,769
Securities
Held to maturity (fair value approximates $24,796,731 and $26,366,018)	25,470,650	26,630,865
Available for sale, at fair value	13,539,075	13,496,728
Restricted investment in Federal Home Loan Bank stock, at cost	4,350,300	4,228,700
Loans receivable, net of allowance for loan losses of $2,966,077 and $3,021,493	358,713,961	336,808,373
Real estate owned, net	119,869	138,114
Property and equipment, net	8,215,050	7,845,945
Accrued interest receivable	2,301,351	1,860,982
Prepaid expenses and other assets	6,388,960	6,248,506

Total assets	$422,606,477	$399,603,982

Liabilities and Stockholders' Equity

Liabilities
Deposits	$306,848,545	$275,430,388
Advances from Federal Home Loan Bank	78,000,000	76,000,000
Securities sold under agreements to repurchase	976,427	15,650,497
Advance payments by borrowers for taxes and insurance	128,612	167,437
Other liabilities	1,486,144	1,030,576

Total liabilities	387,439,728	368,278,898

Commitments and Contingencies	---	---

Stockholders' Equity
Preferred stock, $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, 10,000,000 authorized shares, 2,121,056 and 2,085,106 shares outstanding	21,211	20,851
Additional paid-in capital	4,782,126	4,292,815
Retained earnings	29,271,941	25,948,758
Accumulated other comprehensive income, net	1,091,471	1,062,660

Total stockholders' equity	35,166,749	31,325,084

Total liabilities and stockholders' equity	$422,606,477	$399,603,982

See accompanying summary of accounting policies and notes to consolidated financial statements.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income

Year Ended March 31,	2006	2005	2004

Interest and dividend income
Loans	$22,385,916	$18,008,965	$15,665,992
Investment securities	1,055,833	1,115,248	1,054,701
Other investments	1,024,684	913,950	802,937

Total interest and dividend income	24,466,433	20,038,163	17,523,630

Interest expense
Deposits	6,888,553	4,845,625	5,183,608
Borrowed money	3,423,542	1,435,178	358,309

Total interest expense	10,312,095	6,280,803	5,541,917

Net interest income	14,154,338	13,757,360	11,981,713

Provision for loan losses	176,942	870,064	845,577

Net interest income after provision for loan losses	13,977,396	12,887,296	11,136,136

Noninterest income
Service charges, fees and commissions	2,556,525	2,293,615	2,596,184
Gain on sale of loans	---	---	86,633
Gain on sale of subsidiary	---	---	241,066
Other	444,547	414,654	301,260

Total noninterest income	3,001,072	2,708,269	3,225,143

Noninterest expense
Compensation and employee benefits	6,364,222	5,669,838	5,255,934
Occupancy	1,392,249	1,247,458	1,367,910
Data processing	1,195,329	1,340,989	1,296,186
Advertising	423,242	391,502	369,103
Professional fees	239,112	242,862	227,977
Deposit insurance	37,242	38,430	38,352
Other	1,139,772	1,129,411	1,128,861

Total noninterest expense	10,791,168	10,060,490	9,684,323

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income
(continued)

Year Ended March 31,	2006	2005	2004

Income before income taxes	$6,187,300	$5,535,075	$4,676,956

Income taxes	1,919,568	1,729,543	1,195,072

Net income	$4,267,732	$3,805,532	$3,481,884

Earnings per share
Basic	$ 2.03	$ 1.83	$ 1.68
Diluted	$ 1.96	$ 1.76	$ 1.63

See accompanying summary of accounting policies and notes to consolidated financial statements.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Stockholders' Equity

Balance, March 31, 2003	$20,643	$4,065,694	$20,343,660	$1,912,151	$26,342,148

Comprehensive income:
Net income	---	---	3,481,884	---	3,481,884
Change in unrealized gain on available for sale securities, net of tax	---	---	---	87,935	87,935
Total comprehensive income	---	---	---	---	3,569,819
Cash dividends, $.39 per share	---	---	(808,396)	---	(808,396)
Exercise of stock options	170	217,276	---	---	217,446
Repurchase of stock (2,441 shares)	(24)	(52,458)	---	---	(52,482)

Balance, March 31, 2004	20,789	4,230,512	23,017,148	2,000,086	29,268,535

Comprehensive income:
Net income	---	---	3,805,532	---	3,805,532
Change in unrealized gain on available for sale securities, net of tax	---	---	---	(937,426)	(937,426)
Total comprehensive income	---	---	---	---	2,868,106
Cash dividends, $.42 per share	---	---	(873,922)	---	(873,922)
Exercise of stock options	62	62,303	---	---	62,365

Balance, March 31, 2005	20,851	4,292,815	25,948,758	1,062,660	31,325,084

Comprehensive income:
Net income	---	---	4,267,732	---	4,267,732
Change in unrealized gain on available for sale securities, net of tax	---	---	---	28,811	28,811
Total comprehensive income	---	---	---	---	4,296,543
Cash dividends, $.45 per share	---	---	(944,549)	---	(944,549)
Exercise of stock options	360	489,311	---	---	489,671

Balance, March 31, 2006	$21,211	$4,782,126	$29,271,941	$1,091,471	$35,166,749

See accompanying summary of accounting policies and notes to consolidated financial statements.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2006	2005	2004

Operating activities
Net income	$4,267,732	$ 3,805,532	$ 3,481,884
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	176,942	870,064	845,577
Depreciation	563,732	544,856	779,401
Gain on sale of loans	---	---	(86,633)
Gain on sale of subsidiary	---	---	(241,066)
Amortization of premium and accretion of discount on securities, net	10,215	13,442	13,687
Increase (decrease) in net deferred loan origination costs	(134,423)	(544,929)	349,931
Loans originated for sale	---	---	(24,745,863)
Proceeds from loan sales	---	---	27,228,266
Deferred income tax (benefit)	(66,960)	(328,621)	(301,847)
(Increase) decrease in other assets	(531,522)	87,308	121,448
Increase (decrease) in other liabilities	416,743	179,002	(396,280)

Net cash provided by operating activities	4,702,459	4,626,654	7,048,505

Investing activities
Proceeds from maturities of held to maturity securities	1,150,000	10,950,000	21,674,216
Proceeds from redemption of available for sale securities	4,123	---	---
Purchase of held to maturity securities	---	(16,946,016)	(21,253,437)
Purchase of available for sale securities	---	---	(4,402,332)
Net increase in loans	(21,948,107)	(58,049,420)	(35,972,568)
Proceeds from sale of subsidiary	---	---	1,515,210
Purchase of property and equipment	(932,837)	(1,110,197)	(595,116)
Proceeds from sale of real estate owned	18,245	700,328	1,212,535
Purchase of bank-owned life insurance	---	---	(5,000,000)
Purchase of FHLB stock	(121,600)	(1,928,700)	(600,000)

Net cash (absorbed) by investing activities	(21,830,176)	(66,384,005)	(43,421,492)

NEXT PAGE

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(continued)

Year Ended March 31,	2006	2005	2004

Financing activities
Net increase in certificates of deposit	$32,536,369	$27,767,643	$7,018,418
Net (decrease) increase in savings and checking deposits	(1,118,212)	(12,568,204)	6,000,338
Proceeds from issuance of common stock	489,671	62,365	217,446
Repurchase of stock	---	---	(52,482)
Increase (decrease) in securities sold under agreements to repurchase	(14,674,070)	15,221,577	(344,805)
Dividends paid	(944,549)	(873,922)	(808,396)
Proceeds from FHLB advances, net	2,000,000	30,000,000	24,000,000

Net cash provided by financing activities	18,289,209	59,609,459	36,030,519

Increase (decrease) in cash and cash equivalents	1,161,492	(2,147,892)	(342,468)

Cash and cash equivalents - beginning of year	2,345,769	4,493,661	4,836,129

Cash and cash equivalents - end of year	$3,507,261	$2,345,769	$4,493,661

Supplemental Disclosure of Cash Flow Information

Cash payments of interest expense	$10,467,694	$6,049,364	$5,545,253

Cash payments of income taxes	$ 1,618,184	$1,515,009	$1,818,789

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain on securities available for sale	$ 46,470	$ (1,511,980)	$ 141,830

Transfers from loans to real estate acquired through foreclosure	$ ---	$ 217,079	$ 1,113,963

See accompanying summary of accounting policies and notes to consolidated financial statements.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Community Bank (the "Bank") and Community First Mortgage Corporation ("Community First Mortgage"), a wholly-owned subsidiary of the Bank. Community First Mortgage was sold on June 30, 2003. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business and Regulatory Environment

The Bank is a federally chartered savings association and the primary asset of the Corporation. The Corporation provides a full range of banking services to individual and corporate customers through its wholly-owned subsidiary.

The Office of Thrift Supervision ("OTS") is the primary regulator for federally chartered savings associations, as well as well as savings and loan holding companies.

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

Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Securities

Investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the level yield method. Management has a positive intent and ability to hold these securities to maturity and, accordingly, adjustments are not made for temporary declines in their market value below amortized cost. Investment in Federal Home Loan Bank stock is stated at cost.

Investments in debt and equity securities classified as available for sale are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax effect, until realized.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The Corporation places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full. Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed. Thereafter, interest is recognized only as cash is received until the loan is reinstated to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Allowance for Loan Losses

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value, less selling costs, or the balance of the loan on the property at the date of foreclosure. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.

Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash

NEXT PAGE

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins April 1, 2006. The Corporation does not anticipate this revision will have a material impact on its financial statements.

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

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.    Stock-Based Employee Compensation Plan

At March 31, 2006, the Corporation had a stock-based employee compensation plan which is described more fully in Note 14. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2006, 2005 and 2004; dividend rate of 2.46%, 2.53% and 2.71%, risk-free interest rate of 5.00%, 5.00% and 4.54%; expected lives of 10 years; and expected price volatility of 19.25%, 18.54% and 18.02%.

Year Ended March 31,	2006	2005	2004

Net income, as reported	$4,267,732	$3,805,532	$3,481,884
Additional expense had the Corporation Adopted SFAS No. 123	57,954	243,636	271,314

Pro forma net income	$4,209,778	$3,561,896	$3,210,570

Earnings per share:
Basic - as reported	$2.03	$1.83	$1.68
Basic - pro forma	2.01	1.71	1.55
Diluted - as reported	1.96	1.76	1.63
Diluted - pro forma	1.93	1.64	1.50

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$23,332,703	$ ---	$ 659,428	$22,673,275

State and municipal obligations	2,137,947	2,577	17,068	2,123,456
	25,470,650	2,577	676,496	24,796,731

Available for Sale

Equity securities	11,778,640	3,050,216	1,289,781	13,539,075

	$37,249,290	$3,052,793	$1,966,277	$38,335,806

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$23,834,062	$ 15,575	$ 298,996	$23,550,641

State and municipal obligations	2,796,803	30,787	12,213	2,815,377

	26,630,865	46,362	311,209	26,366,018

Available for Sale

Equity securities	11,782,765	3,162,020	1,448,057	13,496,728

	$38,413,630	$3,208,382	$1,759,266	$39,862,746

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2006, by contractual maturity, are as follows:

	Amortized Cost	Estimated Market Value

Held to Maturity

Due in one year or less	$ 1,806,508	$ 1,805,346
Due in one through five years	23,664,142	22,991,385

	25,470,650	24,796,731

Available for Sale

Equity securities	11,778,640	13,539,075

	$37,249,290	$38,335,806

Securities having a market value of $747,575 and $15,792,818 at March 31, 2006 and 2005, respectively, were pledged by the Corporation for purposes required by law.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2006

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$102,578	$4,730,125	$556,850	$17,943,150

State and municipal obligations	1,377	525,617	15,691	385,774

	103,955	5,255,742	572,541	18,328,924
Available for Sale

Equity securities	---	---	1,289,781	10,416,531

	$103,955	$5,255,742	$1,862,322	$28,745,455

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities (continued)

March 31, 2006

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$298,996	$21,790,016	$ ---	$ ---

State and municipal obligations	12,213	394,789	---	---

	311,209	22,184,805	---	---
Available for Sale

Equity securities	579,275	6,784,350	868,782	3,478,031

	$890,484	$28,969,155	$ 868,782	$3,478,031

At March 31, 2006, 52 debt securities had unrealized losses with aggregate depreciation of 2.8% from the Corporation's amortized cost basis. These unrealized losses related principally to government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Securities (continued)

At March 31, 2006, four marketable equity securities had unrealized losses with aggregate depreciation of 11% from the Corporation's cost basis. The securities have an investment grade rating of AA or better. These unrealized losses relate primarily to government agencies and have existed for less than twenty-four months. The movement in the market value of the securities is closely related to changes in interest rates. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

3.    Loans Receivable, Net

Loans receivable are summarized as follows:

March 31,	2006	2005

Residential real estate	$115,168,901	$123,256,206
Commercial real estate	105,989,876	95,700,285
Construction	41,645,111	35,018,563
Commercial business	33,564,565	30,174,159
Consumer	77,899,073	68,713,300

	374,267,526	352,862,513

Less:
Loans in process	13,822,424	14,133,160
Deferred loan (costs), net	(1,234,936)	(1,100,513)
Allowance for loan losses	2,966,077	3,021,493

	15,553,565	16,054,140

	$358,713,961	$336,808,373

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

3.    Loans Receivable, Net (continued)

Loans serviced for others amounted to approximately $977,574 and $1,117,301 at March 31, 2006 and 2005, respectively. The loans are not included in the accompanying consolidated balance sheets.

A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2006	2005	2004

Balance at beginning of year	$3,021,493	$2,645,765	$1,940,425
Provision for loan loss	176,942	870,064	845,577
Loans charged-off	(347,353)	(679,865)	(289,225)
Recoveries of loans previously charged-off	114,995	185,529	148,988

Balance at end of year	$2,966,077	$3,021,493	$2,645,765

Impaired loans without a valuation allowance totaled $38,368 and $25,965 as of March 31, 2006 and 2005, respectively. The average investment in impaired loans for the years ended March 31, 2006 and 2005 totaled $22,722 and $160,307, respectively. No interest income was recognized on these loans.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $460,156, $386,763, and $702,506 at March 31, 2006, 2005 and 2004, respectively. If interest on these loans had been accrued, such income would have approximated $19,059, $9,082 and $29,094 for the years ended March 31, 2006, 2005 and 2004, respectively.

4.    Property and Equipment

Property and equipment are summarized as follows:

March 31,	2006	2005

Buildings	$7,293,155	$ 7,253,919
Land and improvements	2,407,224	2,189,516
Furniture and equipment	4,353,778	3,936,413
Construction in progress	266,576	8,971

	14,320,733	13,388,819
Less accumulated depreciation and amortization	6,105,683	5,542,874

Property and equipment, net	$8,215,050	$7,845,945

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $563,732, $544,856 and $779,401, respectively.

5.    Deposits

Deposits are summarized as follows:

March 31,	2006	2005

Demand deposits
Noninterest bearing	$ 32,499,210	$ 25,885,375
Savings accounts	31,227,843	41,908,251
NOW accounts	25,984,725	28,338,186
Money market deposit accounts	21,344,543	16,042,721

Total demand deposits	111,056,321	112,174,533
Time deposits	195,792,224	163,255,855

	$306,848,545	$275,430,388

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $52,033,947 and $42,157,813 at March 31, 2006 and 2005, respectively.

Time deposits mature as follows:

Years Ended March 31,

2007	$128,518,170
2008	39,526,298
2009	7,023,027
2010	15,194,077
2011	5,518,502
Thereafter	12,150

$195,792,224

At March 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $45,045 and $61,998, respectively.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.    Deposits (continued)

Interest expense on deposits is summarized as follows:

Years Ended March 31,	2006	2005	2004

Time deposits	$6,187,760	$4,238,489	$4,189,441
Money market deposit and NOW accounts	438,572	249,336	390,878
Savings	262,221	357,800	603,289

	$6,888,553	$4,845,625	$5,183,608

6.    Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

March 31,	2006		2005

(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$ 3,507	$ 3,507	$ 2,346	$ 2,346
Securities	39,010	38,336	40,128	39,863
Federal Home Loan Bank stock, restricted	4,350	4,350	4,229	4,229
Loans, net	358,714	357,273	336,808	336,071
Accrued interest receivable	2,301	2,301	1,861	1,861

March 31,	2006		2005

(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial liabilities
Deposits	$306,849	$304,952	$ 275,430	$ 279,122
Advances from Federal Home Loan Bank	78,000	77,648	76,000	75,707
Securities sold under agreements to repurchase	976	976	15,650	15,650
Accrued interest payable	163	163	319	319

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

6.    Fair Value of Financial Instruments (continued)

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

6.    Fair Value of Financial Instruments (continued)

Deposit liabilities

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank

For advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value. The fair values of all other advances are estimated using discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of advances.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as short-term borrowings and the carrying value approximates fair value.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit were deemed immaterial.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

7.    Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

Due in year ending March 31,

2007	$73,000,000
2010	5,000,000

$78,000,000

The weighted average interest rate on advances was 4.74% and 3.13% at March 31, 2006 and 2005, respectively. These advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement. Value of this collateral as of March 31, 2006 was $134,628,709.

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended March 31,	2006	2005	2004

Maximum amount outstanding during the year	$82,000,000	$78,000,000	$46,000,000

Average amount outstanding during the year	$72,167,123	$64,183,562	$27,721,163

Average interest rate during the year	3.94%	2.09%	1.27%

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.    Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings that generally mature within one to four days from the transaction date. These amounts are recorded at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

The following is a summary of certain information regarding the Corporation's repurchase agreements:

Year Ended March 31,	2006	2005	2004

Balance at end of year	$ 976,427	$15,650,497	$ 428,920

Weighted average interest rate during the year	3.82%	2.39%	1.28%

Average amount outstanding during the year	$15,149,098	$ 4,039,633	$ 479,448

Maximum amount outstanding at any month end during the year	$17,589,331	$15,650,497	$1,008,658

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

9.    Income Taxes

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2006	2005

Deferred tax assets
Allowance for losses	$1,127,109	$1,148,167
Deferred compensation	204,218	102,739
Other	19,288	21,467

	1,350,615	1,272,373

Deferred tax liabilities
Depreciable assets	(238,882)	(236,465)
Unrealized gain on securities available for sale	(668,964)	(651,305)
Pension	(49,470)	(40,605)

	(957,316)	(928,375)

Net deferred tax asset	$ 393,299	$ 343,998

The provision for income taxes charged to operations for the years ended March 31, 2006, 2005 and 2004, consists of the following:

Year Ended March 31,	2006	2005	2004

Current	$1,986,528	$2,058,164	$1,496,919
Deferred	(66,960)	(328,621)	(301,847)

	$1,919,568	$1,729,543	$1,195,072

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

9.    Income Taxes (continued)

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2006	2005	2004

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit (expense)	1.9	2.6	(0.2)
Non-taxable interest and dividend received deduction	(2.7)	(3.1)	(3.5)
Rehabilitation tax credit	---	---	(3.7)
Bank-owned life insurance	(1.4)	(1.4)	(0.1)
Other	(0.8)	(0.9)	(0.9)

	31.0%	31.2%	25.6%

10.    Comprehensive Income

The components of other comprehensive income (loss) are summarized as follows:

Year Ended March 31,	2006	2005	2004

Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	$46,470	$(1,511,980)	$141,830
Income tax (expense) benefit related to items of other comprehensive income	(17,659)	574,554	(53,895)

Other comprehensive income (loss), net of tax	$28,811	$(937,426)	$87,935

11.    Stockholders' Equity and Regulatory Capital Requirements

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks. The OTS regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement. The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets. The core capital standard requires a savings institution to maintain core capital of not less than 4.0% of adjusted total assets. The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

11.    Stockholders' Equity and Regulatory Capital Requirements (continued)

The following table represents the Bank's regulatory capital levels, relative to the OTS requirements applicable at that date:

March 31, 2006	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

(In Thousands)

Tangible Capital	$ 6,368	1.50%	$32,827	7.73%	$26,459
Core Capital	17,064	4.00	32,827	7.73	15,763
Risk-based Capital	27,048	8.00	36,546	10.81	9,498

March 31, 2005	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 6,036	1.50%	$ 28,551	7.10%	$ 22,515
Core Capital	16,095	4.00	28,551	7.10	12,456
Risk-based Capital	25,202	8.00	32,289	10.25	7,087

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below certain requirements imposed by federal regulations.

Capital distributions by OTS-regulated savings banks are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a "Tier 1" savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over that same time period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 savings bank is defined as a savings bank that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be "in need of more than normal supervision". The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that savings banks provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.    Earnings Per Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 184,353 shares of the Corporation's stock may be repurchased. During the year ended March 31, 2004, 2,441 shares were repurchased for an aggregate amount of approximately $52,482. No shares were repurchased during the fiscal years ended March 31, 2005 and 2006.

Earnings per share is calculated as follows:

Year Ended March 31,	2006	2005	2004

Basic earnings per share

Income available to common shareholders	$4,267,732	$3,805,532	$3,481,884

Weighted average shares outstanding	2,099,105	2,080,302	2,073,597

Basic earnings per share	$2.03	$ 1.83	$ 1.68

Diluted earnings per share

Income available to common shareholders	$4,267,732	$3,805,532	$3,481,884

Weighted average shares outstanding	2,099,105	2,080,302	2,073,597
Dilutive effect of stock options	81,320	85,518	65,498

Total weighted average shares outstanding	2,180,425	2,165,820	2,139,095

Diluted earnings per share	$ 1.96	$ 1.76	$ 1.63

During the years ended March 31, 2006 and 2004, stock options representing 47,750 and 18,700 shares on average were not included in the calculation of earnings per share because their effect would have been antidilutive. No stock options were excluded for the year ended March 31, 2005. For the years presented, there was no adjustment to income for potential common shares.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.    Employee Benefit Plans

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and final average compensation. The Corporation's funding policy is to contribute amounts to the pension trust at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum tax deductible amount. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The measurement date for the pension plan was December 31, 2005, 2004 and 2003. Prepaid pension cost includes any contributions made after the measurement date but prior to the fiscal year end. The following is a summary of information with respect to the plan:

Year Ended March 31,	2006	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$2,196,256	$1,576,290	$1,405,489
Service cost	287,727	187,751	185,765
Interest cost	132,037	101,710	87,246
Actuarial (gain) loss	(59,837)	351,778	(49,477)
Benefits paid	(30,905)	(21,273)	(52,733)

Benefit obligation at end of year	2,525,278	2,196,256	1,576,290

Change in plan assets:
Fair value of plan assets at beginning of year	1,665,881	1,362,096	1,156,714
Actual return on plan assets	82,004	73,297	64,933
Employer contribution	350,685	251,761	193,182
Benefits paid	(30,905)	(21,273)	(52,733)

Fair value of plan assets at end of year	2,067,665	1,665,881	1,362,096

Funded status	(457,613)	(530,375)	(214,194)
Unrecognized net actuarial loss	585,842	637,992	267,133

Prepaid pension cost	$ 128,229	$ 107,617	$ 52,939

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.    Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $1,684,750, $1,404,341 and $1,109,601 as of March 31, 2006, 2005 and 2004, respectively.

Year Ended March 31,	2006	2005	2004

The components of net periodic pension cost are as follows:

Service cost	$287,727	$187,751	$185,765
Interest cost	132,037	101,710	87,246
Expected return on plan assets	(124,077)	(101,293)	(84,612)
Amortization of net asset at transition	---	---	(8,262)
Recognized net actuarial loss	34,386	8,915	13,543

	$330,073	$197,083	$193,680

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2006	2005	2004

Weighted average discount rate	5.75%	6.00%	6.50%

Increase in future compensation levels	4.00%	5.00%	5.00%

The following assumed rates were used in determining the net periodic pension costs:
Year Ended March 31,	2006	2005	2004

Weighted average discount rate	6.00%	6.50%	6.50%

Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Increase in future compensation levels	5.00%	5.00%	5.00%

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.    Employee Benefit Plans (continued)

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors. The rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Asset Allocation

The pension plan's weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

December 31,	2005	2004

Fixed income securities	68%	69%
Equity securities	10%	9%
Cash	22%	22%

	100%	100%

Funds are invested in a participation guarantee contract of the selected insurance company. The funds are in the general assets of the guaranteeing company which are primarily long-term bonds and long-term mortgages. Funds are guaranteed by the insurance company against failed investments. Interest is credited annually to the funds.

The Corporation expects to contribute $ 373,000 to its pension plan during the year ending March 31, 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2007	$ 32,499
2008	32,416
2009	47,949
2010	92,674
2011	97,036
2012-2016	817,769

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.    Employee Benefit Plans (continued)

Employee Stock Ownership Plan

The Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan") is a combination of a profit sharing plan with 401(k) and a stock bonus plan. The Plan provides for retirement, death, and disability benefits for all eligible employees.

An employee becomes eligible for participation after completion of one year of service. After meeting the eligibility requirements, an employee becomes a member of the Plan on the earliest January 1, April 1, July 1, or October 1 occurring on or after his or her qualification.

The contributions to the Plan are discretionary and are determined by the Board of Directors. The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions.

Profit-sharing expenses were approximately $156,000, $138,100 and $123,900 for the years ended March 31, 2006, 2005 and 2004, respectively.

Deferred Compensation Plans

During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers. Benefits are to be paid in monthly installments commencing at retirement. The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced. The deferred compensation expense for the years ended March 31, 2006, 2005 and 2004, based on the present value of the retirement benefits, was $267,000, $239,000 and $31,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

14.    Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees. All options are exercisable upon grant date.

The following table summarizes options outstanding:

Year Ended March 31,	2006		2005		2004

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding at beginning of year	301,650	$15.32	257,850	$13.77	200,150	$11.73

Granted	10,000	21.80	50,000	22.44	74,800	18.68
Forfeited	(3,000)	21.23	---	---	(100)	12.00
Exercised	(35,950)	11.90	(6,200)	9.01	(17,000)	11.28

Options outstanding at end of year	272,700	$15.94	301,650	$15.32	257,850	$13.77

Weighted-average fair value of options granted during the year		$ 5.80		$ 5.75		$ 4.24

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

14.    Stock Option Plan (continued)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding and Exercisable

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 9.63 - $12.00	88,900	3.69	10.32
$14.38 - $17.85	63,500	3.75	15.21
$18.80 - $22.44	120,300	8.23	20.47

15.    Commitments and Contingencies

The Corporation is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

March 31,		2006	2005
(In Thousands)

Commitments to grant loans		$17,928	$17,027
Unfunded commitments under lines of credit		41,811	27,646
Standby letters of credit		1,233	1,178

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

15.    Commitments and Contingencies (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

Leases

The Corporation is obligated under several noncancellable operating leases. Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2007	$ 205,544
2008	178,028
2009	185,409
2010	190,060
2011	195,686
Thereafter	653,469

$1,608,196

Total lease expense was approximately $153,000, $129,000 and $133,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

15.    Commitments and Contingencies (continued)

The Corporation maintains its cash accounts in several correspondent banks. As of March 31, 2006, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $1,736,000.

16.    Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At March 31, 2006 and 2005, these loans totaled $283,912 and $405,521, respectively. During the year ended March 31, 2006, total principal additions were $25,000 and total principal payments were $146,609.

17.    Sale of Subsidiary

On June 30, 2003, the Corporation sold Community First Mortgage. Community First Mortgage was a wholly-owned mortgage banking subsidiary of the Bank established in November 1997 for the purpose of originating and selling mortgage loans. The proceeds on the sale of this subsidiary were $1,515,210 resulting in a gain of $241,066. The results of the Community First Mortgage's operations are included in the consolidated statements of income through the date of disposition.

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

18.    Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows:
(Dollars in thousands except per share data)

Year Ended March 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$5,811	$5,920	$6,230	$6,505
Total interest expense	2,207	2,461	2,693	2,951

Net interest income	3,604	3,459	3,537	3,554
Provision for loan losses	125	(1)	13	40

Net interest income after provision for loan losses	3,479	3,460	3,524	3,514

Other income	794	747	741	719
Other expenses	2,595	2,638	2,738	2,819

Income before income taxes	1,678	1,569	1,527	1,414
Income tax expense	558	485	468	409

Net income	$1,120	$1,084	$1,059	$1,005

Earnings per share
Basic	$ 0.54	$ 0.51	$ 0.51	$ 0.47
Diluted	$ 0.51	$ 0.50	$ 0.49	$ 0.46

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

18.    Selected Quarterly Financial Data (Unaudited) (continued)

Year Ended March 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$4,567	$4,922	$5,137	$5,412
Total interest expense	1,349	1,447	1,626	1,859

Net interest income	3,218	3,475	3,511	3,553
Provision for loan losses	164	127	208	371

Net interest income after provision for loan losses	3,054	3,348	3,303	3,182

Other income	677	674	658	699
Other expenses	2,420	2,492	2,577	2,571

Income before income taxes	1,311	1,530	1,384	1,310
Income tax expense	419	499	444	367

Net income	$ 892	$ 1,031	$ 940	$ 943

Earnings per share
Basic	$ 0.43	$ 0.49	$ 0.45	$ 0.46
Diluted	$ 0.41	$ 0.48	$ 0.43	$ 0.44

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

19.    Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2006	2005

Assets

Investment in subsidiary	$33,918,668	$29,614,495
Cash	506,043	1,071,418
Prepaid expenses and other assets	742,183	639,304

Total assets	$35,166,894	$31,325,217

Liabilities and Stockholders' Equity

Liabilities, other liabilities	$ 145	$ 133

Stockholders' Equity
Preferred stock	---	---
Common stock	21,211	20,851
Additional paid-in capital	4,782,126	4,292,815
Retained earnings	29,271,941	25,948,758
Accumulated other comprehensive income	1,091,471	1,062,660

Total stockholders' equity	35,166,749	31,325,084

Total liabilities and stockholders' equity	$35,166,894	$31,325,217

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

19.    Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Income

Year Ended March 31,	2006	2005	2004

Income
Dividend from subsidiary	$ --	$1,000,000	$1,500,000
Interest income	93,133	85,061	96,109

Total income	93,133	1,085,061	1,596,109

Noninterest expenses	125,627	85,544	96,792

Income (loss) before equity in undistributed net income of subsidiary	(32,494)	999,517	1,499,317

Equity in earnings of subsidiary, net of distributions	4,275,362	2,790,803	1,955,972

Income before income taxes	4,242,868	3,790,320	3,455,289
Income tax (benefit)	(24,864)	(15,212)	(26,595)

Net income	$4,267,732	$3,805,532	$3,481,884

NEXT PAGE

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

19.    Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31,	2006	2005	2004

Operating activities
Net income	$4,267,732	$3,805,532	$ 3,481,884
Adjustments
Equity in earnings of subsidiary, net of distributions	(4,275,362)	(2,790,803)	(1,955,972)
(Increase) in prepaid and other assets	(102,879)	(91,077)	(53,544)
Increase in other liabilities	12	125	9

Net cash (absorbed) provided by operating activities	(110,497)	923,777	1,472,377

Investing activities
Net cash provided by investing activities	---	---	---

Financing activities
Cash dividends paid on common stock	(944,549)	(873,922)	(808,396)
Repurchase of common stock	---	---	(52,482)
Proceeds from issuance of common stock	489,671	62,365	217,446

Net cash (absorbed) by financing activities	(454,878)	(811,557)	(643,432)

Increase (decrease) in cash	(565,375)	112,220	828,945

Cash, beginning of year	1,071,418	959,198	130,253

Cash, end of year	$ 506,043	$1,071,418	$ 959,198

NEXT PAGE

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

          An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

ITEM 9B. OTHER INFORMATION

          None.

NEXT PAGE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors and Executive Officers. Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

          Information concerning executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

          Compliance with Section 16(a). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Audit Committee Financial Expert. Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Code of Ethics. The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended March 31, 2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Secretary of Community Financial Corporation at 38 North Central Avenue, Staunton, Virginia 24401, or by calling (540) 885-0993

ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

          The following table summarizes our equity compensation plans as of March 31, 2006.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1))

Equity compensation plans approved by security holders	272,700	$15.94	7,700

Equity compensation plans not approved by security holders	0	0	0

Total	272,700	$15.94	7,700

          The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          See Exhibit Index.

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 21, 2006	By:	/s/ P. Douglas Richard
P. Douglas Richard (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ P. Douglas Richard	By:	/s/ James R. Cooke, Jr.
	P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 21, 2006	Date:	June 21, 2006

By:	/s/ Jane C. Hickok	By:	/s/ Charles F. Andersen
	Jane C. Hickok Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 21, 2006	Date:	June 21, 2006

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 21, 2006	Date:	June 21, 2006

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 21, 2006	Date:	June 21, 2006

NEXT PAGE

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on May 5, 2006 as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

Regulation S-K Exhibit Number	Document

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
14	Code of Ethics, filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

21	Subsidiaries of the Registrant, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications