Form 10-Q
period 2006-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2006-08-11
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
   Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" (as defined in Rule 12b-2 of the Exchange Act). (Check one)
Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 8, 2006:   4,247,732.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30 2006	March 31 2006
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,437,000 and $1,742,000)	$ 6,638,540	$ 3,507,261
Securities
Held to maturity	25,118,188	25,470,650
Available for sale, at fair value	12,726,171	13,539,075
Restricted investment in Federal Home Loan Bank stock, at cost	4,935,300	4,350,300
Loans receivable, net of allowance for loan losses of $2,991,934 and $2,966,077	368,561,279	358,713,961
Real estate owned	197,464	119,869
Property and equipment, net	8,173,352	8,215,050
Accrued interest receivable
Loans	1,525,643	1,476,353
Investments	837,393	824,998
Prepaid expenses and other assets	6,600,119	6,388,960

Total Assets	$435,313,449	$422,606,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$305,333,090	$306,848,545
Advances from Federal Home Loan Bank	91,000,000	78,000,000
Securities sold under agreement to repurchase	1,500,040	976,427
Advance payments by borrowers for taxes and insurance	58,232	128,612
Other liabilities	1,955,623	1,486,144

Total Liabilities	399,846,985	387,439,728

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $.01 par value, authorized 10,000,000 shares, 4,247,432 and 2,121,056 shares outstanding	42,474	21,211
Additional paid in capital	4,795,602	4,782,126
Retained earnings	30,040,278	29,271,941
Accumulated other comprehensive income	588,110	1,091,471

Total Stockholders' Equity	35,466,464	35,166,749

Total Liabilities and Stockholders' Equity	$435,313,449	$422,606,477

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2006	2005
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans	$6,363,251	$5,292,302
Investment securities	259,786	269,449
Other	286,466	248,849

Total interest income	6,909,503	5,810,600

INTEREST EXPENSE
Deposits	2,156,930	1,473,964
Borrowed money	1,115,924	733,043

Total interest expense	3,272,854	2,207,007

NET INTEREST INCOME	3,636,649	3,603,593
PROVISION FOR LOAN LOSSES	41,174	125,155

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,595,475	3,478,438

NONINTEREST INCOME
Service charges, fees and commissions	649,091	648,995
Miscellaneous	82,877	145,137

Total noninterest income	731,968	794,132

NONINTEREST EXPENSE
Compensation & benefits	1,700,489	1,562,319
Occupancy	349,927	325,801
Data processing	311,919	280,086
Federal insurance premium	9,071	9,455
Miscellaneous	435,065	417,652

Total noninterest expense	2,806,471	2,595,313

INCOME BEFORE TAXES	1,520,972	1,677,257
INCOME TAXES	497,790	558,012

NET INCOME	$1,023,182	$1,119,245

BASIC EARNINGS PER SHARE	$ 0.24	$ 0.27
DILUTED EARNINGS PER SHARE	$ 0.23	$ 0.26
DIVIDENDS PER SHARE	$ 0.06	$ 0.06

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$ 1,023,182	$ 1,119,245
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	41,174	125,156
Depreciation	148,711	131,351
Amortization of premium and accretion of discount on securities, net	2,462	2,829
Increase in net deferred loan fees	8,161	5,394
Decrease in deferred income taxes	(38,690)	(23,275)
(Increase) decrease in other assets	(272,844)	347,507
Increase in other liabilities	669,909	108,770

Net cash provided by operating activities	1,582,065	1,816,977

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	350,000	1,090,000
Net increase in loans	(9,819,230)	(4,867,344)
Purchases of property and equipment	(107,013)	(144,221)
(Purchase) redemption of FHLB stock	(585,000)	180,000
(Increase) decrease in repossessed assets	(77,595)	7,791

Net cash absorbed by investing activities	(10,238,838)	(3,733,774)

FINANCING ACTIVITIES
Dividends paid	(254,845)	(229,692)
Net (decrease) increase in deposits	(1,515,455)	8,014,922
Proceeds from advances and other borrowed money	575,225,339	91,660,836
Repayments of advances and other borrowed money	(561,701,726)	(95,882,422)
Proceeds from issuance of common stock	34,739	86,717

Net cash provided by financing activities	11,788,052	3,650,361

INCREASE IN CASH AND CASH EQUIVALENTS	3,131,279	1,733,564
CASH AND CASH EQUIVALENTS-beginning of period	3,507,261	2,345,769

CASH AND CASH EQUIVALENTS-end of period	$ 6,638,540	$ 4,079,333

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

Note 2. - Stock Split

On July 26, 2006, the Company declared a 2 for 1 stock split in the form of a 100% stock dividend payable on August 23, 2006. Basic and diluted earnings per share have been retroactively adjusted for this split for all periods presented.

NOTE 3. - Stock-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to April 1, 2006 no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

There were no stock options granted during the June 30, 2006 quarter and no stock-based compensation recognized. No proforma compensation expense is disclosed for the quarter ended June 30, 2006 as no options were granted or vested.

NEXT PAGE

The following summarizes the stock option activity for the three months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, March 31, 2006	545,400	$ 7.97
Granted	---	---
Exercised	(10,000)	$ 5.25
Forfeited	(200)	$ 6.00
Options outstanding, June 30, 2006	535,200	$ 8.02	5.5
Options exercisable, June 30, 2006	535,200	$ 8.02	5.5	$1,969,100

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

The total intrinsic value of in the money options exercised during the three month ended June 30, 2006 was $59,650.

NOTE 4. - EARNINGS PER SHARE

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

	For the Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,023,182	4,246,262	$0.24	$1,119,245	4,176,608	$0.27
Effect of Dilutive Securities
Options	---	154,816		---	172,514
Diluted EPS
Income available to common stockholders	$1,023,182	4,401,078	$0.23	$1,119,245	4,349,122	$0.26

During the quarter ended June 30, 2006, no stock options were excluded from the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2005, stock options representing 98,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

NEXT PAGE

Information in the above table has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2006:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 6,540,000	1.50%	$33,850,000	7.76%	$27,310,000
Core Capital	17,441,000	4.00	33,850,000	7.76	16,409,000
Risk-based Capital	27,562,000	8.00	37,207,000	10.80	9,645,000

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

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2006 and 2005 was $2,998,542 and $2,214,541, respectively. Total income taxes paid for the three months ended June 30, 2006 and 2005 was $450,514 and $150,584.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2006 and 2005:

	Three months Ended June 30
	2006	2005
(Amounts in thousands)
Net income	$1,023,182	$1,119,245
Other comprehensive income, net of tax
Unrealized gains (losses)on securities:
Unrealized holding gains (losses) arising during the period	(503,361)	258,734

Total comprehensive income	$519,821	$1,377,979

NEXT PAGE

Note 8. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended June 30
	2006	2005
Service cost	$72,011	$71,932
Interest cost	36,048	33,009
Expected return on plan assets	(35,876)	(31,019)
Recognized net actuarial loss	6,849	8,597

	$79,032	$85,519

As disclosed in the Company's Form 10-K for the year ended March 31, 2006, a contribution of $373,000 to its pension plan is expected during the current fiscal year. As of June 30, 2006, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2007.

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

Net income decreased $96,000, or 8.6%, to $1.0 million for the quarter ended June 30, 2006 compared to the June 30, 2005 quarter. The decrease was due primarily to an expected increase in noninterest expenses and a slower increase in net interest income offset by a decrease in the provision for loan losses. The increase in noninterest expense resulted primarily from higher compensation and benefits associated with additional loan personnel and the additional personnel needed to staff the branch we opened in April, 2006. The decrease in the loan loss provision is attributable primarily to excellent loan quality. Management is aware of the potential impact of rising interest rates on borrowers' ability to repay loans and will monitor the Bank's loan portfolio for future changes.

Net interest income for the quarter ended June 30, 2006 increased only slightly, $33,000, to $3.6 million compared to the comparable quarter in 2005. Net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended June 30, 2006 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the quarter ended June 30, 2006 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $170 million in adjustable rate loans or 46% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the June 30, 2006 quarter was borrowings due both to the seasonal nature of checking account balances and more competitive deposit rates in our market areas. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

NEXT PAGE

On July 26, 2006, we declared a 2 for 1 stock split in the form of a 100% stock dividend payable on August 23, 2006. The Board of Directors and management anticipate the effects of the split will positively impact the liquidity of the Company's stock by increasing the number of shares outstanding and lowering the per share purchase price of our common stock.

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

NEXT PAGE

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

FINANCIAL CONDITION

The Company's total assets increased $12.7 million to $435.3 million at June 30, 2006 from $422.6 million at March 31, 2006 due to an increase in loans receivable of $9.8 million. These increases were funded with borrowings which increased $13.5 million at June 30, 2006, from March 31, 2006. Deposits decreased $1.5 million due primarily to seasonal trends for transaction accounts and customers preferences for high interest rate time deposits compared to savings and money market accounts. The decrease in deposits was due to a decrease in money market accounts of $1.1 million, savings accounts of $1.6 million and checking accounts of $1.7 million and partially offset by an increase in time deposits of $2.9 million. Stockholders' equity increased $300,000 to $35.5 million at June 30, 2006, from $35.2 million at March 31, 2006, due to earnings for the three month period ended June 30, 2006 offset by a payment of $0.06 per share in cash dividends and a decrease in the net unrealized gain on securities available for sale.

At June 30, 2006, non-performing assets totaled approximately $1,511,000 or .35 of assets compared to $589,000 or .14% of assets at March 31, 2006. Non-performing assets at June 30, 2006 were comprised primarily of loans 90 days or more delinquent which totaled $1.3 million. At June 30, 2006, our allowance for loan losses to non-performing loans was 168.3% and to total loans was .81%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2006, there were also $1.9 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $202,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow

NEXT PAGE

projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2006, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.5%.

At June 30, 2006, we had commitments to purchase or originate $10.7 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $75.6 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At June 30, 2006, we did not have brokered or internet time deposits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005.

General. Net income for the three months ended June 30, 2006 was $1.0 million compared to $1.1 million for the three months ended June 30, 2005, a decrease of $96,000 or 8.6%. Net interest income increased $33,000, and non-interest income decreased $62,000 during the three months ended June 30, 2006 compared to the same period in 2005. Return on equity for the three months ended June 30, 2006 was 11.46% compared to 14.02% for the three month period ended June 30, 2005. Return on assets was 0.95% for quarter ended June 30, 2006 compared to 1.11% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.1 million to $6.9 million for the three months ended June 30, 2006, from $5.8 million for the three months ended June 30, 2005, due to both higher average loan balances, and higher yields for the three months ended June 30, 2006 as compared to the period ended June 30, 2005. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 6.70% for the three months ended June 30, 2006 compared to 6.01% for the three months ended June 30, 2005.

Interest Expense. Total interest expense increased by $1.1 million to $3.3 million for the quarter ended June 30, 2006, from $2.2 million for the quarter ended June 30, 2005. Interest on deposits increased by $683,000 to $2.2 million for the quarter ended June 30, 2006 from $1.5 million for the quarter ended June 30, 2005 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $383,000 to $1.1 million for the quarter ended June 30, 2006, from $733,000 for the quarter ended June 30, 2005, due to an increase in the rate paid on borrowings and offset by a decrease in average borrowings. The average balance for borrowings decreased from $91.1 million for the June 30, 2005 quarter to $89.8 million for the June 30, 2006 period while the rate paid on borrowings increased from 3.22% to 4.97% for the same periods. The average rate paid on interest-bearing liabilities was 3.34% during the three months ended June 30, 2006 compared to 2.39% for the three months ended June 30, 2005.

Provision for Loan Losses. The provision for loan losses decreased by $84,000 to $41,000 for the three months ended June 30, 2006, from $125,000 for the three months ended June 30, 2005. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At June 30, 2006, management believes its allowance for loan losses is adequate to absorb any probable losses inherent in the Company's loan portfolio. Although management believes that it uses the

NEXT PAGE

best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income decreased by $62,000 to $732,000 for the three months ended June 30, 2006, from $794,000 for the three months ended June 30, 2005 due to the gain on a real estate lot sale during the June 30, 2005 quarter. Service charges, fees and commissions on transaction accounts increased slightly for the quarter ended June 30, 2006 compared to the same quarter in the prior year. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. Although we anticipate this relationship will continue to be a source of fee and service charge income for the Bank, fee income from this source has declined due to the increase in mortgage interest rates and the related decrease in mortgage loan activity.

Noninterest Expense. Noninterest expense increased by $211,000 to $2.8 million for the three months ended June 30, 2006 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $138,000 to $1.7 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional loan personnel and an additional branch location.

Taxes. Taxes decreased by $60,000 to $498,000 for the three months ended June 30, 2006, from $558,000 for the three months ended June 30, 2005. The effective tax rate decreased from 33.3% for the June 30, 2005 quarter to 32.7% for the June 30, 2006 quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NEXT PAGE

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since March 31, 2006 year end. Market risk is discussed as part of management's discussion and analysis under asset/liability management in the Company's annual report for March 31, 2006.

NEXT PAGE

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable.
Item 1A.	Risk Factors
No material changes from risk factors as previously disclosed in Form 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.	Defaults Upon Senior Securities
Not Applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5.	Other Information
Not Applicable.
Item 6.	Exhibits
See Exhibit Index

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: August 11, 2006	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on SMay 5, 2006 as an Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265) is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as an Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications