Form 10-Q
period 2006-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2006-11-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 8, 2006:   4,247,732.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006 (Unaudited)	March 31, 2006
ASSETS
Cash (including interest-bearing deposits of approximately $1,116,000 and $1,742,000)	$ 4,707,484	$ 3,507,261
Securities
Held to maturity	25,115,726	25,470,650
Available for sale, at fair value	14,115,682	13,539,075
Restricted investment in Federal Home Loan Bank stock, at cost	4,980,300	4,350,300
Loans receivable, net of allowance for loan losses of $2,982,925 and $2,966,077	379,880,848	358,713,961
Real estate owned	232,691	119,869
Property and equipment, net	8,131,968	8,215,050
Accrued interest receivable
Loans	1,729,585	1,476,353
Investments	991,266	824,998
Prepaid expenses and other assets	6,034,531	6,388,960
Total Assets	$445,920,081	$422,606,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$312,544,039	$306,848,545
Advances from Federal Home Loan Bank	92,000,000	78,000,000
Securities sold under agreement to repurchase	984,891	976,427
Advance payments by borrowers for taxes and insurance	110,539	128,612
Other liabilities	3,142,755	1,486,144

Total Liabilities	408,782,224	387,439,728

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---
Common stock, $0.01 par value, authorized 20,000,000 shares, 4,247,732 and 2,121,056 shares outstanding	42,477	21,211
Additional paid in capital	4,798,166	4,782,126
Retained earnings	30,846,968	29,271,941
Accumulated other comprehensive income	1,450,246	1,091,471
Total Stockholders' Equity	37,137,857	35,166,749

Total Liabilities and Stockholders' Equity	$445,920,081	$422,606,477

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30 (Unaudited)		Six Months Ended September 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,751,963	$5,422,351	$13,115,213	$10,714,654
Investment securities	257,548	260,703	517,334	530,153
Other	289,873	237,305	576,340	486,153
Total Interest Income	7,299,384	5,920,359	14,208,887	11,730,960

INTEREST EXPENSE
Deposits	2,395,850	1,680,563	4,552,780	3,154,527
Borrowed money	1,239,706	780,095	2,355,630	1,513,138
Total interest expense	3,635,556	2,460,658	6,908,410	4,667,665

NET INTEREST INCOME	3,663,828	3,459,701	7,300,477	7,063,295

PROVISION(CREDIT)FOR LOAN LOSSES	81,086	(1,406)	122,260	123,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,582,742	3,461,107	7,178,217	6,939,545

NONINTEREST INCOME
Service charges, fees and commissions	753,111	649,239	1,402,200	1,298,233
Other	102,712	96,757	185,590	241,894
Total noninterest income	855,823	745,996	1,587,790	1,540,127

NONINTEREST EXPENSE
Compensation ∓ benefits	1,680,501	1,535,481	3,380,991	3,097,801
Occupancy	352,656	347,050	702,582	672,851
Data processing	295,847	286,982	607,766	567,068
Federal insurance premium	9,549	9,063	18,621	18,518
Advertising	100,101	97,673	195,044	187,124
Other	377,692	361,865	717,812	690,064
Total noninterest expense	2,816,346	2,638,114	5,622,816	5,233,426

INCOME BEFORE TAXES	1,622,219	1,568,989	3,143,191	3,246,246

INCOME TAXES	539,427	484,539	1,037,217	1,042,551

NET INCOME	$1,082,792	$1,084,450	$2,105,974	$2,203,695

BASIC EARNINGS PER SHARE	$0.26	$0.26	$0.50	$0.53
DILUTED EARNINGS PER SHARE	$0.25	$0.25	$0.48	$0.51
DIVIDENDS PER SHARE	$0.065	$0.055	$0.125	$0.110

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$2,105,974	$ 2,203,695
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	122,260	123,750
Depreciation	294,224	271,776
Amortization of premium and accretion of discount on securities, net	4,924	5,291
Increase (decrease)in net deferred loan fees	71,921	(120,128)
Increase (decrease) deferred income taxes	75,167	(55,003)
(Increase) decrease in other assets	(65,071)	290,892
Increase in other liabilities	1,418,669	18,487
Net cash provided by operating activities	4,028,068	2,738,760

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	350,000	1,090,000
Net increase in loans	(21,434,517)	(5,226,745)
Purchases of property and equipment	(208,256)	(404,475)
(Purchase)redemption of FHLB stock	(630,000)	315,000
(Increase)decrease in repossessed assets	(112,822)	11,766
Net cash absorbed by investing activities	(22,035,595)	(4,214,454)

FINANCING ACTIVITIES
Dividends paid	(530,948)	(460,219)
Net increase in deposits	5,695,494	11,763,566
Proceeds from advances and other borrowed money	978,256,882	121,905,684
Repayments of advances and other borrowed money	(964,248,417)	(127,062,562)
Proceeds from issuance of common stock	34,739	160,748

Net cash provided by financing activities	19,207,750	6,307,217
INCREASE IN CASH AND CASH EQUIVALENTS	1,200,223	4,831,523
CASH AND CASH EQUIVALENTS-beginning of period	3,507,261	2,345,769
CASH AND CASH EQUIVALENTS-end of period	$ 4,707,484	$ 7,177,292

See accompanying notes to unaudited interim consolidated financial statements

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

There were no stock options granted during the September 30, 2006 quarter and no stock-based compensation recognized. No proforma compensation expense is disclosed for the six month period ended September 30, 2006 as no options were granted or vested.

NEXT PAGE

The following summarizes the stock option activity for the three months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, June 30, 2006	353,200	$ 8.02
Granted	---	---
Exercised	(300)	$ 7.19
Forfeited	(400)	$ 9.40
Options outstanding, September 30, 2006	534,500	$ 8.02	5.2
Options exercisable, September 30, 2006	534,500	$ 8.02	5.2	$2,026,000

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

The total intrinsic value of in-the-money options exercised during the three month ended September 30, 2006 was $1,079.

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

	For the Three Months Ended
	September 30, 2006			September 30, 2005
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$1,082,792	4,247,650	$0.26	$1,084,450	4,189,568	$0.26
Effect of Dilutive Securities
Options	---	169,673		---	165,008
Diluted EPS
Income available to common stockholders	$1,082,792	4,417,323	$0.25	$1,084,450	4,354,576	$0.25

During the quarter ended September 30, 2006, no stock options were excluded from the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2005, stock options representing 96,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

NEXT PAGE

Information in the above table has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

	For the Six Months Ended
	September 30, 2006			September 30, 2005
	Income	Weighted Average Shares	Per-Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$2,105,974	4,246,956	$0.50	$2,203,695	4,183,124	$0.53
Effect of Dilutive Securities
Options	---	164,244		---	168,550
Diluted EPS
Income available to common stockholders	$2,105,974	4,411,200	$0.48	$2,203,695	4,351,674	$0.51

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2006:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 6,540,000	1.50%	$33,955,000	7.60%	$27,415,000
Core Capital	17,875,000	4.00	33,955,000	7.60	16,080,000
Risk-based Capital	29,048,000	8.00	37,938,000	10.45	8,890,000

The Company's primary source of funds for the payment of dividends to its stockholders are dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation"). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NEXT PAGE

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2006 and 2005 was $5,180,785 and $4,409,226, respectively. Total income taxes paid for the six months ended September 30, 2006 and 2005 was $1,428,117 and 1,170,382.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended September 30, 2006 and 2005:

	Six months Ended September 30
	2006	2005
Net income	$2,105,974	$2,203,695
Other comprehensive income, net of tax
Unrealized gains (losses)on securities:
Unrealized holding gains (losses) arising during the period	358,775	(202,882)

Total comprehensive income	$2,464,479	$2,000,813

Note 8. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three months Ended September 30
	2006	2005
Service cost	$72,011	$71,932
Interest cost	36,048	33,009
Expected return on plan assets	(35,876)	(31,019)
Recognized net actuarial loss	6,849	8,597

	$79,032	$85,519

	Six months Ended September 30
	2006	2005
Service cost	$144,022	$143,864
Interest cost	72,096	66,019
Expected return on plan assets	(71,752)	(62,039)
Recognized net actuarial loss	13,698	17,193

	$158,064	$165,037

NEXT PAGE

As disclosed in the Company's Form 10-K for the year ended March 31, 2006, a contribution of $373,000 to its pension plan is expected during the current fiscal year. As of September 30, 2006, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2007.

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

Net income was essentially unchanged at $1,083,000, for the quarter ended September 30, 2006 compared $1,084,000 for the September 30, 2005 quarter. The decrease was due primarily to an increase in noninterest expenses and the provision in loan losses, offset by an increase in net interest. The increase in noninterest expense resulted primarily from higher compensation and benefits associated with additional loan personnel and the additional personnel needed to staff the branch we opened in April, 2006. The increase in the loan loss provision is attributable primarily to the growth in loans. Management is aware of the potential impact of rising interest rates on borrowers' ability to repay loans and will monitor the Bank's loan portfolio for future changes.

Net interest income for the quarter ended September 30, 2006 increased $204,000, to $3.7 million compared to the comparable quarter in 2005. Net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended September 30, 2006 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the quarter ended September 30, 2006 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact rising interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $170 million in adjustable rate loans or 63% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the September 30, 2006 quarter was deposits due both to the seasonal nature of checking account balances and more competitive time deposit rates. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

FINANCIAL CONDITION

The Company's total assets increased $23.3 million to $445.9 million at September 30, 2006 from $422.6 million at March 31, 2006 due to an increase in loans receivable of $21.2 million. This increase was funded with increases in both borrowings and deposits which increased $14.0 million and $5.7 million, respectively at September 30, 2006, from March 31, 2006. Deposits increased

NEXT PAGE

due primarily to customers' preferences for high interest rate time deposits compared to savings and money market accounts. The increase in deposits was due to an increase in time deposits of $11.8 million and checking accounts of $400,000 and partially offset by a decrease in money market accounts of $2.5 million and savings accounts of $3.9 million. Stockholders' equity increased $1.9 million to $37.1 million at September 30, 2006, from $35.2 million at March 31, 2006, due to earnings for the six month period ended September 30, 2006 and an increase in the net unrealized gain on securities available for sale offset by two cash dividend payments.

At September 30, 2006, non-performing assets totaled approximately $1,857,000 or .42% of assets compared to $589,000 or .14% of assets at March 31, 2006.Non-performing assets at September 30, 2006 were comprised primarily of loans 90 days or more delinquent which totaled $1.6 million. At September 30, 2006, our allowance for loan losses to non-performing loans was 160.6% and to total loans was .78%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of September 30, 2006, there were also $2.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $293,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2006, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.6%.

At September 30, 2006, we had commitments to purchase or originate $14.7million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $158.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At September 30, 2006, we did not have brokered or internet time deposits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005.

General. Net income for both the three months ended September 30, 2006 and 2005 was $1.1 million. Net interest income increased $204,000, and non-interest income increased $110,000 during the three months ended September 30, 2006 compared to the same period in 2005. Return on equity for the three months ended September 30, 2006 was 11.93% compared to 13.48% for the three month period ended September 30, 2005. Return on assets was 0.98% for quarter ended September 30, 2006 compared to 1.07% for the same period in the previous fiscal year.

NEXT PAGE

Interest Income. Total interest income increased by $1.4 million to $7.3 million for the three months ended September 30, 2006, from $5.9 million for the three months ended September 30, 2005, due to both higher average loan balances, and higher yields for the three months ended September 30, 2006 as compared to the period ended September 30, 2005. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 6.93% for the three months ended September 30, 2006 compared to 6.12% for the three months ended September 30, 2005.

Interest Expense. Total interest expense increased by $1.2 million to $3.6 million for the quarter ended September 30, 2006, from $2.5 million for the quarter ended September 30, 2005. Interest on deposits increased by $715,000 to $2.4 million for the quarter ended September 30, 2006 from $1.7 million for the quarter ended September 30, 2005 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $460,000 to $1.2 million for the quarter ended September 30, 2006, from $780,000 for the quarter ended September 30, 2005, due to an increase in the average rate paid and average balance of borrowings. The average balance for borrowings increased from $83.8 million for the September 30, 2005 quarter to $93.2 million for the September 30, 2006 period while the rate paid on borrowings increased from 3.69% to 5.27% for the same periods. The average rate paid on interest-bearing liabilities was 3.60% during the three months ended September 30, 2006 compared to 2.64% for the three months ended September 30, 2005.

Provision for Loan Losses. The provision for loan losses increased by $82,000 to $81,000 for the three months ended September 30, 2006, from $(1,400) for the three months ended September 30, 2005. The increase in the provision for loan losses for the September 30, 2006 period was due to increased loan growth. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At September 30, 2006, management believes its allowance for loan losses is adequate to absorb any probable losses inherent in the Company's loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $110,000 to $856,000 for the three months ended September 30, 2006, from $746,000 for the three months ended September 30, 2005 due to an increase in service charges and fees on transaction accounts. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. Although we anticipate this relationship will continue to be a source of fee and service charge income for the Bank, fee income from this source has declined due to the increase in mortgage interest rates and the related decrease in mortgage loan activity.

NEXT PAGE

Noninterest Expense. Noninterest expense increased by $178,000 to $2.8 million for the three months ended September 30, 2006 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $145,000 to $1.7 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional loan personnel and an additional branch location.

Taxes. Taxes increased by $55,000 to $539,000 for the three months ended September 30, 2006, from $484,000 for the three months ended September 30, 2005. The effective tax rate increased from 30.8% for the September 30, 2005 quarter to 33.3% for the September 30, 2006 quarter due to a tax credit for the fiscal year September 30, 2005.

Six Months Ended September 30, 2006 and 2005

General. Net income for the six months ended September 30, 2006 decreased to $2,106,000 compared to $2,204,000 for the six months ended September 30, 2005 due primarily to an increase in noninterest expenses offset by an increase in net interest income. Income before income taxes decreased to $3.1 million for the six months ended September 30, 2006 from $3.2 million for the same period in the prior year. Return on equity for the six months ended September 30, 2006 was 11.78% compared to 13.70% for the six month period ended September 30, 2005. Return on assets was .97% for six months ended September 30, 2006 compared to 1.09% for the same period in the previous fiscal year.

Interest Income. Total interest income increased to $14.2 million for the six months ended September 30, 2006, from $11.7 million for the six months ended September 30, 2005, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 6.07% to 6.82% for the same periods.

Interest Expense. Total interest expense increased by $2.2 million to $6.9 million for the six months ended September 30, 2006, from the six months ended September 30, 2005. Interest on deposits increased to $4.6 million for the six months ended September 30, 2006, from $3.2 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 2.23% for the six months ended September 30, 2005 to 2.98% for the same period in the current fiscal year. Interest expense on borrowed money increased to $2.4 million for the six months ended September 30, 2006 from $1.5 million for the six months ended September 30, 2005, due to both an increase in the average outstanding balance on borrowings and an increase in the average rate on borrowing balances. The average balance on borrowings increased from $87.4 million for the six months ended September 30, 2005 to $91.5 million for the current six month period. The average rate paid on borrowings increased from 3.46% for the six months ended September 30, 2005 to 5.15% for the six month period ended September 30, 2006.

Provision for Loan Losses. The provision for loan losses decreased slightly to $122,000 for the six months ended September 30, 2006 from $124,000 for the same period last year.

Noninterest Income. Noninterest income increased to $1.6 million for the six months ended September 30, 2006, from $1.5 million for the six months ended September 30, 2005, due primarily to an increase in fee income related to transaction accounts. Noninterest income during the 2005 period included a $55,000 gain on the sale of a real estate lot.

NEXT PAGE

Noninterest Expenses. Noninterest expenses increased $389,000 for the six months ended September 30, 2006, compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $283,000 to $3.4 million compared to the same period last year. The increase in compensation and benefits resulted primarily from the hiring of additionalloan officers and loan support personnel.

Taxes. Taxes decreased to $1,037,000 for the six months ended September 30,

2006, from $1,043,000 for the six months ended September 30, 2005. The effective tax rate increased from 32.1% for the September 30, 2005 period to 33.0% for the same period ended September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

NEXT PAGE

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

NEXT PAGE

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

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

NEXT PAGE

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

Item 4.    Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

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
The Company held an annual meeting of stockholders on July 26, 2006. The following directors were elected for a three year term at the meeting: P. Douglas Richard, Morgan N. Trimyer, Jr. and James R. Cooke, Jr. The following directors' term of office continued after the meeting: Jane C. Hickok, Dale C. Smith, Charles F. Andersen and Charles W. Fairchilds.

The matter voted on at the Meeting was

The election of three directors
	For	Withheld
P. Douglas Richard	1,787,583	71,500
Morgan N. Trimyer, Jr.	1,787,583	71,500
James R. Cooke, Jr.	1,787,583	71,500
Item 5.	Other Information
Not Applicable.
Item 6.	Exhibits
See Exhibit Index

NEXT PAGE

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 13, 2006	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on SMay 5, 2006 as an Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265) is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999, as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as an Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on September 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications

NEXT PAGE