Form 10-Q
period 2006-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2007-02-12
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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

 Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 8, 2007:   4,286,732.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	March 31, 2006
	(Unaudited)

ASSETS
Cash (including interest-bearing deposits of approximately $2,760,000 and $1,742,000)	$ 5,382,163	$ 3,507,261
Securities
Held to maturity	24,293,264	25,470,650
Available for sale, at fair value	14,305,062	13,539,075
Restricted investment in Federal Home Loan Bank stock, at cost	4,665,300	4,350,300
Loans receivable, net of allowance for loan losses of $2,977,352 and $2,966,077	384,242,283	358,713,961
Real estate owned	140,806	119,869
Property and equipment, net	8,133,379	8,215,050
Accrued interest receivable
Loans	1,813,957	1,476,353
Investments	926,121	824,998
Prepaid expenses and other assets	6,218,969	6,388,960
Total Assets	$450,121,304	$422,606,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$322,457,323	$306,848,545
Advances from Federal Home Loan Bank	85,000,000	78,000,000
Securities sold under agreement to repurchase	1,945,217	976,427
Advance payments by borrowers for taxes and insurance	87,207	128,612
Other liabilities	2,393,120	1,486,144

Total Liabilities	411,882,867	387,439,728

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	---	---

Common stock, $0.01 par value, authorized 20,000,000 shares, 4,286,732 and 2,121,056 shares outstanding	42,867	21,211

Additional paid in capital	5,014,722	4,782,126
Retained earnings	31,612,547	29,271,941
Accumulated other comprehensive income	1,568,301	1,091,471
Total Stockholders' Equity	38,238,437	35,166,749

Total Liabilities and Stockholders' Equity	$450,121,304	$422,606,477

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31		Nine Months Ended December 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$6,944,366	$5,688,693	$20,059,578	$16,403,347
Investment securities	250,235	263,083	767,569	793,236
Other	296,966	278,441	873,307	764,594
Total Interest Income	7,491,567	6,230,217	21,700,454	17,961,177

INTEREST EXPENSE
Deposits	2,671,418	1,785,743	7,224,198	4,940,270
Borrowed money	1,203,931	907,575	3,559,561	2,420,713
Total interest expense	3,875,349	2,693,318	10,783,759	7,360,983

NET INTEREST INCOME	3,616,218	3,536,899	10,916,695	10,600,194

PROVISION FOR LOAN LOSSES	100,631	13,481	222,892	137,231

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,515,587	3,523,418	10,693,803	10,462,963

NONINTEREST INCOME
Service charges, fees and commissions	747,578	642,001	2,149,780	1,940,234
Other	92,078	99,835	277,667	341,729
Total noninterest income	839,656	741,836	2,427,447	2,281,963

NONINTEREST EXPENSE
Compensation & benefits	1,710,762	1,623,972	5,091,753	4,721,773
Occupancy	359,037	362,762	1,061,620	1,035,613
Data processing	299,297	326,451	907,063	893,519
Federal insurance premium	9,292	9,395	27,913	27,913
Advertising	104,104	92,040	299,149	279,164
Other	317,223	323,217	1,035,033	1,013,281
Total noninterest expense	2,799,715	2,737,837	8,422,531	7,971,263

INCOME BEFORE TAXES	1,555,528	1,527,417	4,698,719	4,773,663

INCOME TAXES	513,845	468,205	1,551,062	1,510,756

NET INCOME	$1,041,683	$1,059,212	$3,147,657	$3,262,907

BASIC EARNINGS PER SHARE	$0.24	$0.26	$0.74	$0.78
DILUTED EARNINGS PER SHARE	$0.24	$0.25	$0.71	$0.75
DIVIDENDS PER SHARE	$0.065	$0.055	$0.19	$0.165

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

	Nine Months Ended December 31
	2006	2005
OPERATING ACTIVITIES
Net income	$ 3,147,657	$ 3,262,907
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	222,892	137,231
Depreciation	440,538	417,917
Amortization of premium and accretion of discount on securities, net	7,386	7,753
(Decrease) in net deferred loan fees	(83,825)	(116,099)
(Decrease)in deferred income taxes	(112,945)	(95,484)
(Increase)decrease in other assets	(268,736)	136,405
Increase in other liabilities	1,398,585	574,881

Net cash provided by operating activities	4,751,852	4,325,511

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity
Securities	1,170,000	1,171,753
Net increase in loans	(26,376,917)	(11,925,802)
Purchases of property and equipment	(358,866)	(625,436)
(Purchase)of FHLB stock	(315,000)	---
(Increase)in Real Estate Owned	(20,937)	(42,539)
Net cash absorbed by investing activities	(25,901,720)	(11,422,024)
FINANCING ACTIVITIES
Dividends paid	(807,051)	(691,137)
Net increase in deposits	15,608,778	12,623,099
Proceeds from advances and other borrowed money	1,196,048,822	154,341,320
Repayments of advances and other borrowed money	(1,188,080,031)	(152,665,539)
Proceeds from issuance of common stock	254,252	285,463
Net cash provided by financing activities	23,024,770	13,892,206
INCREASE IN CASH AND CASH EQUIVALENTS	1,874,902	6,796,693
CASH AND CASH EQUIVALENTS - beginning of period	3,507,261	2,345,769
CASH AND CASH EQUIVALENTS - end of period	$ 5,382,163	$ 9,142,462

See accompanying notes to unaudited interim consolidated financial statements

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

Note 2. Stock Split

On July 26, 2006, the Company declared a 2 for 1 stock split in the form of a 100% stock dividend payable on August 23, 2006. Basic and diluted earnings per share have been retroactively adjusted for this split for all periods presented.

Note 3. - Stock-Based Compensation Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to April 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

There were no stock options granted during the three and nine month periods ended December 31, 2006 quarter and no stock-based compensation recognized. No proforma compensation expense is disclosed for the three and nine month period ended December 31, 2006 as no options were granted or vested.

NEXT PAGE

The following summarizes the stock option activity for the three months ended December 31, 2006:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, September 30, 2006	534,500	$8.02
Granted	---	---
Exercised	(39,000)	$5.51
Forfeited	(8,000)	9.40
Options outstanding, December 31, 2006	487,500	$8.19	5.4
Options exercisable, December 31, 2006	487,500	$8.19	5.4	$1,873,847

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

The total intrinsic value of in-the-money options exercised during the three month ended December 31, 2006 was $269,565.

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

NEXT PAGE

	For the Three Months Ended
	December 31, 2006			December 31, 2005

	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$1,041,683	4,252,395	$0.24	$1,059,212	4,201,298	$0.26

Effect of Dilutive Securities

Options	---	148,689		---	161,654

Diluted EPS

Income available to common stockholders	$1,041,683	4,401,084	$0.24	$1,059,212	4,362,952	$0.25

During the quarter ended December 31, 2006, no stock options were excluded from the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31, 2005, stock options representing 47,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended
	December 31, 2006			December 31, 2005

	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS

Income available to common stockholders	$3,147,657	4,248,779	$0.74	$3,262,907	4,189,204	$0.78

Effect of Dilutive Securities

Options	---	157,726		---	166,544

Diluted EPS

Income available to common stockholders	$3,147,657	4,406,505	$0.71	$3,262,907	4,355,748	$0.75

Information in the above table has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2006:

NEXT PAGE

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 6,771,000	1.50%	$34,978,000	7.75%	$28,207,000
Core Capital	18,158,000	4.00	34,978,000	7.75	16,820,000
Risk-based Capital	29,444,000	8.00	39,026,000	10.60	9,582,000

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

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2006 and 2005 was $9,954,910 and $6,871,326, respectively. Total income taxes paid for the nine months ended December 31, 2006 and 2005 was $1,988,362 and 1,618,184.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended December 31, 2006 and 2005:

	Nine months Ended December 31
	2006	2005

Net Income	$3,147,657	$3,262,907

Other comprehensive income, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains arising during the period	476,830	118,458

Total comprehensive income	$3,624,487	$3,381,365

NEXT PAGE

Note 8. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended December 31
	2006	2005
Service cost	$72,011	$71,932
Interest cost	36,048	33,009
Expected return on plan assets	(35,876)	(31,019)
Recognized net actuarial loss	6,849	8,597
	$79,032	$82,519

	Nine Months Ended December 31
	2006	2005
Service cost	$216,034	$215,795
Interest cost	108,143	99,028
Expected return on plan assets	(107,628)	(93,058)
Recognized net actuarial loss	20,547	25,790
	$237,096	$247,555

The Company made a contribution of $390,358 to its pension plan for the current fiscal year on November 27, 2006.

NEXT PAGE

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Net income was down slightly for the three and nine months ended December 31, 2006. Net income totaled $1,042,000 and $3,148,000 for the quarter and nine months ended December 31, 2006 compared to $1,059,000 and $3,263,000 for the December 31, 2005 quarter and nine months, respectively. The decreases were due primarily to increases in noninterest expenses, the provision for loan losses and income taxes, partially offset by an increase in net interest income and noninterest income.

The increases in noninterest expenses resulted primarily from higher compensation and benefits associated with additional loan personnel and the additional personnel needed to staff the branch opened in April, 2006. The increase in the loan loss provision was attributable primarily to the $25.5 million growth we experienced in our loan portfolio. In addition, we were subject to a higher effective tax rate during the three and nine months ended December 31, 2006 due to a tax credit we received during the prior period, resulting in an increase in income taxes paid. The increase in noninterest income during the current periods is related primarily to increased activity in deposit transaction accounts. Service charges, fees and commissions increased $106,000, or 16.4%, to $747,578, and $210,000, or 10.8%, to $2.1 million for the three and nine months ended December 31, 2006, respectively, compared to the same periods during the prior year.

Net interest income for the quarter ended December 31, 2006 increased $79,000, or 2.2%, to $3.6 million and for the nine months ended December 31, 2006 increased $317,000, or 3.0%, to $10.9 million compared to the comparable periods last year. Net interest income, which is the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter and nine months ended December 31, 2006 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the nine months ended December 31, 2006 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact rising interest rates may have on both the growth

NEXT PAGE

in interest-earning assets and our interest rate spread. The Bank has approximately $176.8 million in adjustable rate loans or 46% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the December 31, 2006 quarter was deposits due both to the seasonal nature of checking account balances and more competitive time deposit rates. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

NEXT PAGE

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

FINANCIAL CONDITION

The Company's total assets increased $27.5 million to $450.1 million at December 31, 2006 from $422.6 million at March 31, 2006 due to an increase in loans receivable of $25.5 million. This increase was funded with increases in both borrowings and deposits which increased $7.0 million and $15.6 million, respectively at December 31, 2006, from March 31, 2006. Deposits increased due primarily to customers' preferences for high interest rate time deposits compared to savings and money market accounts. The increase in deposits was due to an increase

NEXT PAGE

in time deposits of $24.5 million and partially offset by a decrease in checking accounts of $2.0 million, money market accounts of $1.6 million and savings accounts of $5.2 million. Stockholders' equity increased $3.1 million to $38.2 million at December 31, 2006, from $35.2 million at March 31, 2006, due to earnings for the nine month period ended December 31, 2006 and an increase in the net unrealized gain on securities available for sale offset by three cash dividend payments.

At December 31, 2006, non-performing assets totaled approximately $1.4 million or .31% of assets compared to $589,000 or .14% of assets at March 31, 2006. Non-performing assets at December 31, 2006 were comprised primarily of loans 90 days or more delinquent which totaled $1.25 million. At December 31, 2006, our allowance for loan losses to non-performing loans was 213.6% and to total loans was .77%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2006, there were also $1.7 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $201,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2006, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.6%.

At December 31, 2006, we had commitments to purchase or originate $12.2 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $179.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At December 31, 2006, we did not have brokered or internet time deposits.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 and 2005.

General. Net income for the three months ended December 31, 2006 was $1,042,000 compared to $1,059,000 for the three months ended December 31, 2005. Net interest income increased $79,000, and non-interest income increased $98,000 during the three months ended December 31, 2006 compared to the same period in 2005. Return on equity for the three months ended December 31, 2006 was 11.51% compared to 12.59% for the three month period ended December 31, 2005. Return on assets was 0.95% for quarter ended December 31, 2006 compared to 1.03% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.3 million to $7.5 million for the three months ended December 31, 2006, from $6.2 million for the three months ended December 31, 2005, due to both higher average loan balances, and higher yields for the three months ended December 31, 2006 as compared to the period ended December 31, 2005. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 7.01% for the three months ended December 31, 2006 compared to 6.39% for the three months ended December 31, 2005.

Interest Expense. Total interest expense increased by $1.2 million to $3.9 million for the quarter ended December 31, 2006, from $2.7 million for the quarter ended December 31, 2005. Interest on deposits increased by $886,000 to $2.7 million for the quarter ended December 31, 2006 from $1.8 million for the quarter ended December 31, 2005 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $296,000 to $1.2 million for the quarter ended December 31, 2006, from $908,000 for the quarter ended December 31, 2005, due to an increase in the average rate paid and average balance of borrowings. The average balance for borrowings increased from $85.9 million for the December 31, 2005 quarter to $91.4 million for the December 31, 2006 period while the rate paid on borrowings increased from 4.19% to 5.18% for the same periods. The average rate paid on interest-bearing liabilities was 3.56% during the three months ended December 31, 2006 compared to 2.86% for the three months ended December 31, 2005.

Provision for Loan Losses. The provision for loan losses increased by $87,000 to $101,000 for the three months ended December 31, 2006, from $14,000 for the three months ended December 31, 2005. The increase in the provision for loan losses for the quarter ended December 31, 2006 was due to the inherent risk associated with the increase in our loan portfolio. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At December 31, 2006, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company's loan portfolio. Although management believes that it uses the best information available to make

NEXT PAGE

such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $98,000 to $840,000 for the three months ended December 31, 2006, from $741,000 for the three months ended December 31, 2005 due primarily to an increase in service charges and fees on transaction accounts. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense. Noninterest expense increased by $62,000 to $2.8 million for the three months ended December 31, 2006 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $87,000 to $1.7 million compared to the same period last year. The increase in compensation and benefits resulted from the hiring of additional loan personnel and an additional branch location.

Taxes. Taxes increased by $45,000 to $514,000 for the three months ended December 31, 2006, from $468,000 for the three months ended December 31, 2005. The effective tax rate increased from 30.7% for the December 31, 2005 quarter to 33.0% for the December 31, 2006 quarter due to a tax credit for the fiscal year March 31, 2006.

Nine Months Ended December 31, 2006 and 2005

General. Net income for the nine months ended December 31, 2006 decreased to $3,148,000 compared to $3,263,000 for the nine months ended December 31, 2005 due primarily to an increase in noninterest expenses offset by an increase in net interest income. Income before income taxes decreased to $4.7 million for the nine months ended December 31, 2006 from $4.8 million for the same period in the prior year. Return on equity for the nine months ended December 31, 2006 was 11.52% compared to 13.26% for the nine month period ended December 31, 2005. Return on assets was .96% for nine months ended December 31, 2006 compared to 1.07% for the same period in the previous fiscal year.

Interest Income. Total interest income increased to $21.7 million for the nine months ended December 31, 2006, from $18.0 million for the nine months ended December 31, 2005, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 6.17% to 6.88% for the same periods.

Interest Expense. Total interest expense increased by $3.4 million to $10.8 million for the nine months ended December 31, 2006, from the nine months ended December 31, 2005. Interest on deposits increased to $7.2 million for the nine months ended December 31, 2006, from $4.9 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 2.32% for the nine months ended December 31, 2005 to 3.13% for the same period in the current fiscal year. Interest

NEXT PAGE

expense on borrowed money increased to $3.6 million for the nine months ended December 31, 2006 from $2.4 million for the nine months ended December 31, 2005, due to both an increase in the average outstanding balance on borrowings and an increase in the average rate on borrowing balances. The average balance on borrowings increased from $86.9 million for the nine months ended December 31, 2005 to $91.5 million for the current nine month period. The average rate paid on borrowings increased from 3.71% for the nine months ended December 31, 2005 to 5.19% for the nine month period ended December 31, 2006.

Provision for Loan Losses. The provision for loan losses increased to $223,000 for the nine months ended December 31, 2006 from $137,000 for the same period last year. The increase in the provision for loan losses for the nine months ended December 31, 2006, was due to the inherent risk associated with the increase in our loan portfolio.

Noninterest Income. Noninterest income increased to $2.4 million for the nine months ended December 31, 2006, from $2.3 million for the nine months ended December 31, 2005, due primarily to an increase in fee income related to transaction accounts. Noninterest income during the 2005 period included a $55,000 gain on the sale of a real estate lot.

Noninterest Expenses. Noninterest expenses increased $451,000 for the nine months ended December 31, 2006, compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $370,000 to $5.1 million compared to the same period last year. The increase in compensation and benefits resulted primarily from the hiring of additional loan officers and an additional branch location.

Taxes. Taxes increased to $1,551,000 for the nine months ended December 31, 2006, from $1,511,000 for the nine months ended December 31, 2005. The effective tax rate increased from 31.6% for the December 31, 2005 period to 33.0% for the same period ended December 31, 2006 due to a tax credit for the fiscal year March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages

NEXT PAGE

early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SFAS 108 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

Standards No. 158, "Employers' Accounting for In September 2006, the FASB issued Statement of Financial Accounting Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires

NEXT PAGE

an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the implementation of SFAS 158 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 ." This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by

NEXT PAGE

individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

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

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2006, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT PAGE

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

COMMUNITY FINANCIAL CORPORATION

Date: February 12, 2007	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on May 5, 2006 as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

Exhibit Number	Document

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on September27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications