Form 10-K
period 2007-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2007-06-28
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: MARCH 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 018265.
____________________

COMMUNITY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1532044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Avenue, Staunton, Virginia	24401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Capital Market

Title of Class	(Name of each exchange on which registered)

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

As of May 31, 2007, there were issued and outstanding 4,295,732 shares of the Registrant's common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2006, was approximately $44.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

NEXT PAGE

TABLE OF CONTENTS

Page

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS	1
PART I	2
ITEM 1. BUSINESS	2
General	2
Our Operating Strategy	2
Lending Activities	3
Loan Originations, Purchases and Sales	11
Asset Quality	12

Investment Activities	17
Sources of Funds	18
Borrowings	21
Subsidiary Activities	22
Competition	22
Regulation	22
Federal and State Taxation	27
Executive Officers	27
Employees	28
ITEM 1A. RISK FACTORS	29
ITEM 1B. UNRESOLVED STAFF COMMENTS	31
ITEM 2. PROPERTIES	32
ITEM 3. LEGAL PROCEEDINGS	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
PART II	33
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM 6. SELECTED FINANCIAL DATA	35
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	36
Executive Overview	36
Critical Accounting Policies	37
Asset/Liability Management	38
Average Balances, Interest Rates and Yields	40
Rate/Volume Analysis	41
Financial Condition	42
Results of Operations	42
Liquidity and Capital Resources	45
Contractual Obligations and Off-Balance Sheet Arrangements	46
Impact of Inflation and Changing Prices	46
Recent Accounting Pronouncements	46
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47
Index to Financial Statements	47
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets at March 31, 2007 and 2006	49

ii
NEXT PAGE

iii
NEXT PAGE

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS

This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about Community Financial Corporation which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

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

Community and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2007, Community had $463.1 million in assets, deposits of $330.5 million and stockholders' equity of $38.6 million. Community's primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg and Virginia Beach, Virginia.

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

    expanding our banking network by opening de novo branches and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

    enhancing our focus on core deposits, including savings and checking accounts;

    utilizing borrowings as needed to fund growth and enhance profitability; and

    maintaining a high level of asset quality.

Lending Activities

General. We, like most other thrift institutions, concentrate our lending activities on first mortgage conventional loans secured by residential and, to a lesser extent, commercial and multi-family real estate with an emphasis on multi-family housing. We make construction loans secured by commercial and multi-family real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia. Since 2003, our residential loan portfolio as a percentage of our total loan portfolio has steadily declined while our commercial real estate, construction, commercial business and consumer lending portfolios have increased. The change is the result of our attempt to diversify our loan portfolio, maximize the expertise of our loan officers and exploit the growth in our market areas. Additionally, the change in our loan portfolio has occurred due to customers' preference for fixed rate mortgage loans in a historically low interest rate environment rather than adjustable rate mortgage loans. As part of our asset liability management strategy, we do not originate fixed rate residential loans with terms of 15 years or more.

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

Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved. Individual loan officer limits for one-to four-family real estate loans range from $100,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000. One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank. One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be approved by one member of senior management and two other officers. Any loan not exceeding

NEXT PAGE

$1,000,000 may be approved by the Bank's loan committee. All mortgage loans in excess of $1,000,000 must be approved by the Board of Directors. Consumer loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers. Consumer loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2007, the maximum amount which we could have loaned to one borrower and the borrower's related entities or invested in any one project was approximately $6.0 million. At March 31, 2007, we had no borrower, or groups of borrowers, with loans outstanding in excess of $3.7 million. We had only six borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2007, in excess of $3.0 million, with the largest being $3.7 million, consisting of fourteen loans secured by residential real estate, raw land and an office building. All of these loans are performing in accordance with their payment terms. We also had ten other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2007 of between $2.0 million and $3.0 million, all of which are performing in accordance to their payment terms.

Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$118,044	28.59%	$115,169	30.77%	$123,256	34.94%	$121,143	41.50%	$124,104	48.54%
Commercial	119,354	28.91	105,990	28.32	95,700	27.12	73,107	25.04	51,548	20.16
Construction	48,857	11.83	41,645	11.13	35,019	9.92	25,321	8.68	25,105	9.82
Total real estate	286,255	69.33	262,804	70.22	253,975	71.98	219,571	75.22	200,757	78.52
Consumer Loans:
Home equity	30,806	7.46	20,992	5.61	17,963	5.09	14,557	4.99	15,886	6.21
Automobile	50,992	12.34	49,996	13.36	44,112	12.50	31,297	10.72	19,214	7.51
Other	7,171	1.74	6,911	1.84	6,638	1.88	7,844	3.46	7,715	3.02
Total consumer	88,969	21.54	77,899	20.81	68,713	19.47	55,939	19.17	42,815	16.74
Commercial business	37,691	9.13	33,564	8.97	30,174	8.55	16,361	5.61	12,110	4.74
Total loans receivable	412,915	100.00%	374,267	100.00%	352,862	100.00%	291,871	100.00%	255,682	100.00%
Less:
Undisbursed loans in process	11,884		13,822		14,133		10,480		8,310
Deferred (costs) fees and unearned discounts	(1,299)		(1,235)		(1,100)		(556)		(206)
Allowance for losses	3,078		2,966		3,021		2,646		1,940
Total loans receivable, net	$399,252		$358,714		$336,808		$279,301		$245,638

Loans held for sale	$ --		$ --		$ --		$ --		$ 3,670

NEXT PAGE

The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$24,657	5.97%	$25,952	6.93%	$34,129	9.67%	$27,132	9.30%	$25,381	9.94%
Commercial	15,097	3.66	13,651	3.65	12,303	3.49	11,482	3.93	16,010	6.26
Construction(1)	--	0.00	855	0.23	--	0.00	643	0.22	840	0.33
Total real estate loans	39,754	9.63	40,458	10.81	46,432	13.16	39,257	13.45	42,231	16.53
Home equity	4,972	1.20	4,816	1.29	4,413	1.25	7,779	2.67	13,088	5.12
Automobile	50,895	12.32	49,840	13.32	43,970	12.46	31,115	10.65	18,903	7.39
Other	5,619	1.36	5,548	1.47	5,488	1.55	4,096	1.41	3,704	1.44
Total consumer loans	61,486	14.88	60,204	16.08	53,871	15.26	42,990	14.73	35,695	13.95
Commercial business	17,721	4.29	15,340	4.10	11,330	3.21	6,218	2.13	4,657	1.82
Total fixed-rate loans	118,961	28.80	116,002	30.99	111,633	31.63	88,465	30.31	82,583	32.30
Adjustable-Rate loans:
Real Estate:
Residential	93,387	22.62	89,217	23.84	89,127	25.27	94,011	32.20	80,612	31.54
Commercial	104,257	25.25	92,339	24.67	83,397	23.63	61,625	21.11	53,649	20.98
Construction(2)	48,857	11.83	40,790	10.90	35,019	9.92	24,678	8.46	24,265	9.49
Total real estate loans	246,501	59.70	222,346	59.41	207,543	58.82	180,314	61.77	158,526	62.01
Home equity	25,834	6.26	16,176	4.32	13,550	3.84	6,778	2.33	2,798	1.09
Automobile	97	0.02	156	0.04	142	0.04	182	0.06	311	0.12
Other	1,552	0.38	1,363	0.37	1,150	0.33	5,989	2.05	4,011	1.57
Total consumer loans	27,483	6.66	17,695	4.73	14,842	4.21	12,949	4.44	7,120	2.78
Commercial Business	19,970	4.84	18,224	4.87	18,844	5.34	10,143	3.48	7,453	2.91
Total adjustable-rate loans	293,954	71.20	258,265	69.01	241,229	68.37	203,406	69.69	173,099	67.70
Total loans receivable	$412,915	100.00%	$374,267	100.00%	$352,862	100.00%	$291,871	100.00%	$255,682	100.00%

_________________
(1)  Includes residential real estate construction loans of $0, $0, $0, $643,000, and $840,000, and commercial real estate construction loans of $0, $855,000, $0, $0, and $0, at March 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(2)  Includes residential real estate construction loans of $47.2, $39.6 million, $33.1 million, $22.7 million, and $23.7 million, and commercial real estate construction loans of $1.7, $1.2 million, $1.9 million, $2.0 million, and $530,000 at March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

NEXT PAGE

Loan Maturity and Repricing. The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2007, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2008	$47,209	$20,151	$67,360
2009 to 2012	1,648	15,887	17,535
After 2012	--	1,653	1,653

Totals	$48,857	$37,691	$86,548

The total amount of loans in the above table due after March 31, 2008, which have fixed interest rates is $15.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $3.3 million.

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

In order to reduce our exposure to changes in interest rates, we originate only a limited amount of 30-year and 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio. For the year ended March 31, 2007, 80.5% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2007, only $24.7 million, or 6.0%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans.

To compete with other lenders in our market area, we make one, three, five, seven and ten-year adjustable-rate mortgage ("ARM") loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our one- to four-family ARM loans primarily adjust annually after the initial period, we offer a residential ARM loan which adjusts every three or five years generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. At March 31, 2007, residential ARM loans totaled $93.4 million, representing 79.1% of our total residential real estate loans and 22.6% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2007, commercial real estate and construction loans aggregated $168.2 million or 40.7% of our total loans receivable, before net items, with $153.1 million of these loans having adjustable interest rates and $15.1 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market area.

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

At March 31, 2007, we had commercial real estate loans totaling $119.4 million, including 59 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $105.7 million. The largest loan or lending relationship to a single borrower was for $3.7 million, which consisted of fourteen loans secured by residential real estate, raw land and an office building.

NEXT PAGE

The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2007, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	40	$14,374
Hotel and motel	12	10,363
Commercial and industrial buildings	80	24,719
Raw land	168	34,757
Church	9	1,588
Restaurant	10	2,436
Warehouse	28	9,025
Retail Store	56	19,940
School/Recreational	16	3,805
Total	419	$121,007

The largest portion of our commercial real estate portfolio consists of loans secured by raw land. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of our land loans are secured by property located in our primary market area. We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements. Loans secured by raw land increased from $27.4 million at March 31, 2006 to $34.8 million at March 31, 2007, due primarily to the employment of additional loan officers and the increased development activity in our market areas.

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

We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of one-to four-family residences and the development of one-to-four family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold,

NEXT PAGE

dependent on the determination made by us during the underwriting process. At March 31, 2007, we had $47.2 million or 11.4% of our total loans receivable, before net items, in 150 residential construction loans, the largest of which was $1.3 million, compared to $39.6 million or 10.6% at March 31, 2006. Residential construction loans totaled approximately 96.6% of the total construction loan portfolio.

At March 31, 2007, we had two commercial construction loans totaling $1.7 million, the largest one having an outstanding balance of $937,648. These two loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans. We also offer unsecured loans. We originate our consumer loans primarily in our market areas. At March 31, 2007, our consumer loans totaled $89.0 million or 21.5% of our total loans receivable, before net items. With the exception of $25.8 million of home equity lines of credit loans at March 31, 2007, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years.

The largest component of our consumer loans is automobile loans. We originate automobile loans on a direct and indirect basis. Automobile loans totaled $51.0 million at March 31, 2007, or 12.3% of our total loan portfolio, before net items, with $7.7 million in direct loans and $43.3 million in indirect loans. Our automobile loan portfolio has increased from $31.3 million for fiscal 2004 to $51.0 million at March 31, 2007, or 62.9%. The increase in automobile loans is attributable to indirect lending relationships with automobile dealerships in our lending areas. The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area. This indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive. Automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans. For used car loans we use the same loan-to-value ratios based on National

NEXT PAGE

Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

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

At March 31, 2007, our home equity loans totaled $30.8 million and comprised 7.5% of our total loan portfolio, before net items, including $25.8 million of home equity lines of credit. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit may also not exceed 90% of the value of the property securing the loan. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest or with a fixed rate of interest. Home equity lines of credit have a 20 year term and amounts may be reborrowed after payment at any time during the life of the loan. At March 31, 2007, unfunded commitments on these lines of credit totaled $19.2 million.

We offer VISA credit card accounts. We presently charge no annual membership fee and an annual rate of interest of 15.96%. At March 31, 2007, 1,150 credit card accounts had been issued, with an aggregate outstanding balance of $459,000 and unused credit available of $2.9 million.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($71,000 at March 31, 2007), there can be no assurance that delinquencies will not increase in the future.

NEXT PAGE

Commercial Business Lending. At March 31, 2007, our commercial business loans totaled $37.7 million, or 9.1%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals. Our commercial business lending activities encompass loans with a variety of purposes and security, including but are not limited to business automobiles, equipment and accounts receivable. We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral. An analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Loan Originations, Purchases and Sales

Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2007, substantially all of our real estate loans were secured by real estate located in our market area.

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

Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last four fiscal years. Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

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

NEXT PAGE

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended March 31,
	2007	2006	2005
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$28,888	$27,140	$31,366
- commercial	24,554	20,906	27,559
Non-real estate – consumer	10,552	8,703	6,775
Total adjustable rate	63,994	56,749	65,700
Fixed Rate:
Real estate - 1-4 family residential	7,006	1,416	12,949
- commercial	2,506	10,242	4,846
Non-real estate- consumer	26,143	28,422	32,974
Total fixed rate	35,655	40,080	50,769
Sales and Repayments:
Real estate loans sold	---	---	---
Principal repayments	61,001	75,423	55,478
Total reductions	61,001	75,423	55,478
Increase/(Decrease) in other items, net	(1,890)	(500)	3,484
Net increase	$40,538	$21,906	$57,507

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

The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2007. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

NEXT PAGE

	Residential Real Estate		Commercial Real Estate		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	8	$720	2	$93	--	$--	56	$449	4	$110	70	$1,372
60-89 days	--	--	--	--	--	--	10	56	1	20	11	76
90 days and over	2	57	2	1,116	--	--	11	71	5	71	20	1,315
Total delinquent loans	10	$777	4	$1,209	--	$--	77	$576	10	$201	101	$2,763

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120 days delinquent are charged against the allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have no accruing loans 90 days or more delinquent and no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates).

	March 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$ 142	$ 230	$ 70	$ 37	$ 51
Real Estate	1,173	239	339	1,076	1,114

Total non-accruing loans	1,315	469	409	1,113	1,165
Real estate acquired through foreclosure	181	120	139	621	674
Total non-performing assets	$ 1,496	$ 589	$ 548	$ 1,734	$ 1,839

Total as a percentage of total assets	.32%	.14%	.14%	.51%	.62%
Allowance for loan losses	$3,078	$2,966	$3,021	$2,646	$1,940

Non-performing assets at March 31, 2007 were comprised primarily of repossessed automobiles and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Nonaccrual loans amounted to $1,315,000 at March 31, 2007. If interest on these loans had been accrued, such income would have approximated $82,000 for the year ended March 31, 2007, none of which is included in interest income.

Other Loans Of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 2007, we had approximately $3.9 million of loans with respect to which known

NEXT PAGE

information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of our allowance for loan losses.

Of the $3.9 million in other loans of concern, $2.2 million is comprised primarily of residential real estate and consumer loans.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at March 31, 2007, we had classified $3.2 million of our assets as substandard, none as doubtful and none as loss. The $3.2 million in classified loans is comprised primarily of residential and commercial real estate loans, which includes one combination multi-family and commercial real estate loan of $1.0 million which has had a history of late payments and a prior bankruptcy.

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

NEXT PAGE

and Results of Operations - Results of Operations - Provision for Loan Losses" in Item 7 of this report and Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$2,966	$3,021	$2,646	$1,940	$1,676
Provision charged to operations	388	177	870	846	451
Charge-offs:
Residential real estate	---	---	---	(46)	(15)
Commercial and Multifamily	---	---	(241)	---	---
Construction	---	---	(51)	(24)	---
Home Equity	---	---	---	---	(5)
Automobile	(279)	(236)	(332)	(176)	(111)
Other	(76)	(79)	(50)	(43)	(113)
Commercial Business	(2)	(29)	(6)	---	---
Recoveries:
Residential real estate	---	---	11	69	1
Commercial and Multifamily	---	---	43	---	---
Construction	---	---	---	---	---
Home Equity	---	---	4	---	22
Automobile	55	63	85	54	16
Other	26	49	29	26	18
Commercial Business	---	---	13	---	---
Net charge-offs	(276)	(232)	(495)	(140)	(187)
Balance at end of period	$3,078	$2,966	$3,021	$2,646	$1,940
Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.07%	.16%	.05%	.08%

NEXT PAGE

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial and Multi- Family Real Estate	Construction	Commercial Business	Home Equity	Consumer	Total
	(Dollars in Thousands)
March 31,2007:
Amount of loan loss allowance	$238	$819	$354	$530	$109	$1,028	$3,078
Percent of loans in each category to total loans	28.59%	28.90%	11.83%	9.13%	7.46	14.09%	100.00%

March 31,2006:
Amount of loan loss allowance	$250	$713	$350	$514	$96	$1,043	$2,966
Percent of loans in each category to total loans	30.77%	28.32%	11.13%	8.97%	5.61	15.20%	100.00%
March 31,2005:
Amount of loan loss allowance	$308	$718	$409	$554	$109	$923	$3,021
Percent of loans in each category to total loans	34.94%	27.12%	9.92%	8.55%	5.09%	14.38%	100.00%
March 31,2004:
Amount of loan loss allowance	$283	$889	$299	$286	$112	$777	$2,646
Percent of loans in each category to total loans	41.49%	25.05%	8.68%	5.61%	4.99%	14.18%	100.00%
March 31,2003:
Amount of loan loss allowance	$257	$532	$295	$212	$121	$523	$1,940
Percent of loans in each category to total loans	49.26%	19.88%	9.68%	4.67%	6.13%	10.38%	100.00%

NEXT PAGE

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

As a member of the Federal Home Loan Bank of Atlanta, we had $4.8 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2007 and for the year ended March 31, 2007, we received $286,000 in dividends on such stock.

The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2007
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	Total Investment Securities(1)
	Book Value	Book Value	Book Value	Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$2,081	$20,500	$---	$22,581	$22,239
State agency obligations and commercial paper	563	442	---	1,005	994
Total Investment Securities	$2,644	$20,942	$---	$23,586	$23,233

Weighted Average Yield(2)	3.86%	4.10%	---%	4.07%	4.13%
______________________
(1)  Included in the above table are $22.0 million of securities that are callable in three years or less.
(2)  The weighted average yield is not computed on a tax equivalent basis.

NEXT PAGE

The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated. At March 31, 2007, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2007		2006		2005
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$ 1,045	100.00%	$ 1,742	100.00%	$ 1,555	100.00%

Investment securities:
Federal agency obligations	$22,581	52.9%	$23,333	53.9%	$23,834	53.8%
State agencies and commercial paper	1,005	2.4	2,138	4.9	2,797	6.3
United States agency equity securities	14,250	33.4	13,539	31.2	13,497	30.4
Subtotal	37,836	88.7	39,010	90.0	40,128	90.5
FHLB stock	4,822	11.3	4,350	10.0	4,229	9.5
Total investment securities and FHLB stock	$42,658	100.00%	$43,360	100.00%	$44,357	100.00%
Average remaining life or term to repricing (1)		2 Years		3 Years		4 Years
____________________
(1)        Excludes Freddie Mac common stock and other marketable equity securities.

During fiscal 2007 and 2006, the market rates paid on investment securities increased. During fiscal 2007 and 2006, we did not purchase any investment securities due to the minimal spread between short and long term rates.

The above chart includes preferred stock issued by government agencies that are investment grade or better. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. At March 31, 2007, this preferred stock issue had a fair value of $1,011,360 and unrealized loss of $219,765. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. During the fiscal year, management engaged an investment advisor to assist in the determination of the expected fair value of this preferred issue at the next dividend reset date and to assess for any potential permanent impairment. Management anticipates that the fair value of this issue will approximate the security's par value on the next dividend reset date. The Corporation has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Sources of Funds

General. Deposits have traditionally been the principal source of our funds for use in lending and for other general business purposes. In addition to deposits, we derive funds from loan repayments, cash flows generated from operations, which includes interest credited to our deposit accounts, repurchase agreements entered into with commercial banks and FHLB of Atlanta advances.

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

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2007	2006	2005
	(In Thousands)
Passbook and statement accounts	$ 27,584	$ 31,228	$ 41,908
NOW and Super NOW accounts	58,109	58,484	54,223
Money market accounts	20,122	21,345	16,043
One-to five-year fixed-rate certificates	221,069	185,501	160,129
Six-month and 91 day certificates	3,654	10,291	3,127
Total	$330,538	$306,849	$275,430

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

NEXT PAGE

The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2007	2006	2005
	(Dollars in Thousands)
Opening balance	$306,849	$275,430	$260,231
Net deposits (withdrawals)	15,811	25,547	11,199
Interest credited	7,878	5,872	4,000
Ending balance	330,538	306,849	275,430
Net increase	$ 23,689	$ 31,419	$ 15,199
Percent increase	7.72%	11.41%	5.84%

During fiscal 2005 market interest rates increased and contributed to a decrease in savings and money market accounts. During fiscal 2006, the change in deposits was related primarily to rising interest rates and customers' preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2006. During fiscal 2007, the change in deposits was related primarily to rising interest rates and customers' preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. We may use borrowings from time to time as an alternative source of funds. See "- Borrowings."

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$ 29,549	---%	$ 28,602	---%	$ 24,703	---%
Interest bearing demand deposits	45,042	1.32	45,960	0.96	46,659	0.53
Savings deposits	28,115	0.80	35,893	0.73	46,961	0.76
Time deposits	208,501	4.43	175,811	3.52	147,580	2.87
Total deposits	$311,207	3.23%	$286,266	2.41%	265,903	1.82%

NEXT PAGE

The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(Dollars in Thousands)
March 31, 2007	$ ---	$10,366	$25,536	$78,910	$109,911	$ ---	$224,723
March 31, 2006	$ 1,627	$32,378	$58,252	$100,186	$ 3,349	$ ---	$195,792
March 31, 2005	$26,949	$65,465	$44,012	$23,953	$ 2,675	$202	$163,256

The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2007.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$52,776	$27,610	$55,599	$26,371	$162,356
Certificates of deposit of $100,000 or more	20,076	9,733	22,302	10,256	62,367
Total certificates of deposit	$72,852	$37,343	$77,901	$36,627	$224,723

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

Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. At March 31, 2007, we had $1,740,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 7 and 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

NEXT PAGE

	At March 31,
	2007	2006	2005
	(Dollars in thousands)
Securities sold under agreements to repurchase	$ 1,740	$ 976	$15,650
FHLB advances	89,000	78,000	76,000
Total Borrowings	$90,740	$78,976	$91,650
Weighted average interest rate of borrowings	5.18%	4.71%	3.11%

Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2007	2006	2005
	(Dollars in Thousands)
Amount outstanding at year end	$84,000	$73,000	$71,000
Average interest rate on amount at year end	5.35%	4.85%	3.13%

Average amount outstanding during the year	$85,003	$67,167	$61,485
Average interest rate during the year	5.34%	4.00%	2.04%

Maximum amount outstanding during the year	$91,000	$77,000	$78,000

Subsidiary Activities

There are no significant subsidiary activities.

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

Insurance of Accounts and Regulation by the FDIC. Community Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the

NEXT PAGE

deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Community Bank's one-time credit is expected to be approximately $163,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2007 averaged 1.22 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We are not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

NEXT PAGE

Regulatory Capital Requirements. To be considered well capitalized, an institution must have a ratio of Tier 1 capital to total adjusted assets of at least 50%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0%. Tier 1 capital generally consists of common stockholders' equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles. At March 31, 2007, Community Bank had no intangibles in Tier 1 capital.

Total capital consists of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of certain permanent and maturing capital instruments that do no qualify as Tier 1 capital and up to 1.25% of risk-weighted assets in allowance for loan and lease losses. The amount of Tier 2 capital includable in total capital may not exceed the amount of Tier 1 capital. Risk-weighted assets are determined by assigning a risk weight ranging from 0% to 100% to all assets and certain off-balance sheet items. At March 31, 2007, Community Bank was well capitalized.

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

NEXT PAGE

Community Financial will not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank.

Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2007, Community Bank met the test and has always met the test since its effective date.

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

Federal Securities Laws. The stock of Community Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. Community Financial is subject to the information,

NEXT PAGE

proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

Federal and State Taxation

Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2007, Community Bank's had no excess reserves to be recaptured.

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

NEXT PAGE

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

P. Douglas Richard, age 63, is President and Chief Executive Officer of the Company. He was appointed in April, 2000 and was previously a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

R. Jerry Giles, age 58, is our Chief Financial Officer and Senior Vice President. He was appointed in April 1994. Prior to joining the Company, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Chris P. Kyriakides, age 44, is our Senior Vice President and Regional President, a position he has held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

Benny N. Werner, age 58, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Norman C. Smiley, III, age 45, is our Chief Lending Officer and Senior Vice President, a position he has held since November 2000. We have employed Mr. Smiley since April 1996. Prior to joining the Company, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

At March 31, 2007, we had a total of 135 employees, including 24 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

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

Our loan portfolio possesses increased risk due to our increasing percentage of commercial real estate, commercial business and consumer loans. At March 31, 2007, our loan portfolio included $246.0 million of commercial real estate, commercial business and consumer loans, representing approximately 59.6% of our total loan portfolio, compared to $106.5 million or 41.6% at March 31, 2003. We have been increasing, and intend to continue to increase, our origination of these types of loans. The credit risk related to commercial real estate loans and commercial business loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrowers' business and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. Additionally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loan because there are fewer potential purchasers of the collateral. Furthermore, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to four-family loans. Any delinquent payments or the failure to repay these loans would hurt our earnings.

Consumer loans also generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles, which comprise approximately 57.3% of our consumer loan portfolio at March 31, 2007 compared to approximately 44.9% at March 31, 2003. As a result of our increasing consumer loan portfolio, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, the majority of our automobile loans are comprised of indirect automobile loans which are originated by a third party on our behalf through a network of automobile dealers. Because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.

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

NEXT PAGE

Changes in the interest rate environment may reduce our profits. We expect that the Bank will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Further, our net interest spread may be negatively impacted when short-term rates rise faster than long-term interest rates over a prolonged period. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with adjustable rate mortgage loans. At March 31, 2007, approximately 71.2% of our total loan portfolio, before net items, consisted of adjustable rate loans. Changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of our securities portfolio and overall profitability.

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

  Our directors and executive officers own a significant amount of our common stock and can exert significant control over matters voted on by stockholders.  As of March 31, 2007, our directors and executive officers as a group beneficially owned, excluding options to purchase our common stock, approximately 12.3% of our outstanding common stock. In addition, over the years, these directors and executive officers have been granted options to acquire shares of our common stock, which when exercised will increase their ownership of shares of our common stock. As of March 31, 2007, assuming the full exercise of all outstanding options, our directors and executive officers would beneficially own in the aggregate approximately 18.9% of our outstanding common stock. As a result, these individuals, by virtue of their stock ownership, could have the ability of voting as a group to influence the outcome of any matters to be decided by a vote of stockholders.

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

  A slowdown in the overall housing market and the potential impact of sub-prime loans originated by others may increase the supply of housing units on the market which could negatively affect our construction and development portfolio. There has been an announced housing slowdown in certain national markets and increased mortgage delinquencies related primarily to sub-prime lending. The housing slowdown coupled with the potential impact of sub-prime loans originated by others in the Bank's markets in recent years could adversely impact the Bank's performance. As homeowner's face significant increases in their housing payments when these sub-prime loans reset, this will likely have an adverse affect on the economy with an increasing supply of housing units on the market. It is predicted that these adverse impacts will result in increased numbers of houses listed for sale (for those facing unaffordable increases in their monthly housing payments) and it will also likely increase the number of foreclosures on residential units. This sub-prime impact is in its early stages and a significant amount of uncertainty remains (and will likely remain for some time until the actual impacts can be better quantified). Community Bank does not have any sub-prime lending programs at the Bank and we have not noticed any significant changes in the economic conditions in our market areas as of the date of this report.

  ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.

  NEXT PAGE

  ITEM 2. PROPERTIES

  The following table sets forth information at March 31, 2007, with respect to our offices, furniture and equipment. We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2007
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,264,000

Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	608,000

Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	990,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	891,000

101 Community Way Staunton, Virginia	1999	2039	4,500	602,000

2134 Raphine Road, Raphine, Virginia	2001	2006	2,308	58,000

21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,318,000

123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,586,000

1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	309,000

463 Hidden Creek Lane Harrisonburg, Virginia	2005	2008	2,000	80,000

102 Walker Street Lexington, Virginia	2006	2028	2,200	315,000

  Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2007 was $211,420.

  ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

  NEXT PAGE

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2007.

  PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  As of May 31, 2007, there were approximately 466 holders of record of Community Financial common stock. Community Financial common stock is traded on The Nasdaq Capital Market under the symbol "CFFC." The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or "street" name.

  The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by us for the stated periods. All information for the periods presented has been retroactively restated to reflect the stock split declared July 26, 2006.

Fiscal 2007	High	Low	Close	Dividend Declared
March 2007	$12.75	$11.05	$11.75	$.065
December 2006	12.50	11.00	11.72	.065
September 2006	12.97	10.59	11.81	.065
June 2006	12.03	10.94	11.70	.060

Fiscal 2006	High	Low	Close	Dividend Declared
March 2006	$11.50	$10.80	$11.10	$.060
December 2005	12.00	9.57	10.63	.055
September 2005	11.35	10.41	10.55	.055
June 2005	11.50	10.01	11.05	.055

  The Board of Directors of Community Financial makes dividend payment decisions with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. Our ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, and indirectly, by the Office of Thrift Supervision. Restrictions on dividend payments from Community Bank to Community Financial (Community Financial's primary source of funds for the payment of dividends to its stockholders) are described in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

  The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference. No stock was repurchased by the Company during the fourth quarter of fiscal 2007.

  NEXT PAGE

  The following graph compares the performance of the Company's common stock with The Nasdaq Stock Market Index and the Hemscott Savings and Loan Group Index. The comparison assumes $100 was invested on March 31, 2002 in Community Financial common stock and in each of the foregoing indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

  Comparison of Cumulative Total Return
  Among Community Financial Corporation, Nasdaq Market Index
  and Hemscott Savings and Loan Group Index

	3/30/02	3/28/03	3/31/04	3/31/05	3/31/06	3/31/07
Community Financial Corp	$100.00	$143.10	$205.58	$216.16	$218.44	$236.30
Savings & Loans	100.00	107.89	158.73	159.11	175.06	181.44
NASDAQ Market Index	100.00	73.34	109.47	109.95	129.63	134.44

  NEXT PAGE

  ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Financial Condition Data:
Total assets	$463,112	$422,606	$399,604	$336,947	$297,991
Loans receivable, net	399,252	358,714	336,809	279,301	245,638
Investment securities and other earning assets(1)	43,703	45,102	45,911	39,620	35,550
Real estate owned, net	181	120	138	621	720
Deposits	330,538	306,849	275,430	260,231	247,212
Advances and other borrowed money	90,740	78,976	91,650	46,429	22,774
Stockholders' equity	38,570	35,167	31,325	29,269	26,342

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Selected Operations Data:
Total interest income	$29,419	$24,466	$20,038	$17,524	$17,661
Total interest expense	14,792	10,312	6,281	5,542	6,746
Net interest income	14,627	14,154	13,757	11,982	10,915
Provision for loan losses	388	177	870	846	451
Net interest income after provision for loan losses	14,239	13,977	12,887	11,136	10,464
Service charges and fees	2,816	2,557	2,293	2,683	3,490
Gain on sale of subsidiary	---	---	---	241	---
Other noninterest income(2)	369	444	415	301	159
Noninterest expenses	11,306	10,791	10,060	9,684	9,954
Income before income taxes	6,118	6,187	5,535	4,677	4,159
Income taxes	2,027	1,919	1,729	1,195	1,253
Net income	$ 4,091	$ 4,268	$ 3,806	$ 3,482	$ 2,906

	At or For the Year Ended March 31,
	2007	2006	2005	2004	2003
Other Data:
Average interest-earning assets to average interest bearing liabilities	104.86%	104.81%	104.81%	106.57%	107.41%
Average interest rate spread during year	3.30	3.51	3.84	3.86	3.86
Non-performing assets to total assets	.32	.14	.14	.51	.63
Return on assets (ratio of net income to average total assets)	.92	1.04	1.04	1.12	1.03
Return on equity (ratio of net income to average total equity)	11.06	12.79	12.56	12.45	10.96
Equity-to-assets ratio (ratio of average equity to average assets)	8.36	8.16	8.28	9.31	9.94
Allowance for loan losses to total loans	.77	.82	.89	.94	.78
Allowance for loan losses to non-performing loans	234.16	503.57	551.28	152.60	105.49

Per Share Data:
Net income-diluted(3)	$0.93	$ .98	$ .88	$ .82	$ .67
Book value(3)	8.98	8.29	7.51	7.04	6.39
Dividends(3)	.255	.225	.210	.195	.175
Dividend payout ratio	26.54%	22.13%	22.97%	23.22%	25.95%
Number of full-service offices	10	9	8	8	8
  ____________________
  (1)  Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
  (2)  Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.
  (3)  Per share data for the periods presented has been restated to reflect the 2-for-1 stock split declared on July 26, 2006.

  NEXT PAGE

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Executive Overview

  Community Financial Corporation is a Virginia corporation. Certain of the information presented herein relates to Community Bank, a wholly owned subsidiary of Community Financial. Community Financial and Community Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

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

  The primary factor contributing to the increase in net interest income for the fiscal year ended March 31, 2007 was the growth in interest-earning assets, primarily loans, partially offset by a decreasing interest rate spread resulting primarily from the reduced difference (flat interest rate curve) between short and long term interest rates. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

  Funding for the growth in interest-earning assets combined with a flat interest rate curve has impacted the composition of our interest-bearing liabilities. While both borrowings and deposits increased, deposits were the primary source of funding during the fiscal year ended March 31, 2007. We continued to be aggressive in our time deposit pricing during the fiscal year to fund the growth in our loans. Also, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management recognizes the need to continue to increase deposits and was successful in attracting time deposit accounts. While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

  NEXT PAGE

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

  Presented in the following table, as of March 31, 2007 and 2006, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits. Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions. The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position. Our net portfolio values at March 31, 2007 were within the parameters set by the Board of Directors. As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2007		March 31, 2006
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
	(Dollars in Thousands)
+200	7	(6,048)	(12)	(5,322)	(11)
+100	8	(2,658)	(5)	(2,512)	(5)
-0-	9	---	---	---	---
-100	8	2,403	5	1,795	4
-200	7	4,105	8	2,125	4

  Generally, management strives to maintain a neutral position regarding interest rate risk. In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2007, approximately 71.2% of our gross loan portfolio consisted of loans which reprice during the life of the loan. We emphasize adjustable-rate mortgage loans and have increased our portfolio of short-term consumer loans. Longer term fixed-rate mortgage loans, 15 to 30 years, are generally referred to other organizations.

  On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on

  NEXT PAGE

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

  NEXT PAGE

  Average Balances, Interest Rates and Yields

  The following table sets forth certain information relating to categories of our interest-earning assets and interest-bearing liabilities for the periods indicated. All average balances are computed on a daily basis. Non-accruing loans have been included in the table as loans carrying a zero yield. The yields have not been adjusted for tax preferences.

	Year Ended March 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$377,894	$27,268	7.22%	$345,031	$22,386	6.49%	$304,010	$18,009	5.92%
Investment securities and other investments	44,321	2,151	4.85%	44,930	2,080	4.63%	46,175	2,029	4.39%
Total interest-earning assets	422,215	29,419	6.97%	389,961	24,466	6.27%	350,185	20,038	5.72%
Non-interest earning assets	20,261			18,883			15,874
Total Assets	$442,476			$408,844			$366,059

Interest-Bearing Liabilities
Deposits	$311,207	10,047	3.23%	$286,266	6,889	2.41%	$265,903	4,846	1.82%
FHLB advances and other borrowings	91,454	4,745	5.19%	87,316	3,423	3.92%	68,223	1,435	2.10%
Total interest-bearing liabilities	402,661	14,792	3.67%	373,582	10,312	2.76%	334,126	6,281	1.88%
Non-interest bearing Liabilities	2,815			1,887			1,636
Total Liabilities	405,476			375,469			335,762
Stockholder's equity	37,000			33,375			30,297
Total Liabilities and Stockholders' Equity	$442,476			$408,844			$366,059
Net interest income		$14,627			$14,154			$13,757
Interest rate spread			3.30%			3.51%			3.84%
Net interest-earning assets/net yield on interest-earning assets	$19,554		3.46%	$16,379		3.63%	$16,059		3.93%
Percentage of interest-earning assets to interest-bearing liabilities	104.86%			104.38%			104.81%

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

	Year Ended March 31,
	2007 v. 2006			2006 v. 2005
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$2,371	$2,511	$4,882	$2,661	$1,716	$4,377
Investment securities and other investments	(30)	101	71	(58)	109	51
Total Interest-earning assets	$2,341	$2,612	$4,953	$2,603	$1,825	$4,428

Interest-Bearing Liabilities
Deposits	$ 805	$2,353	$3,158	$ 490	$1,553	$2,043
FHLB advances and other borrowings	215	1,107	1,322	748	1,240	1,988
Total interest-bearing liabilities	$1,020	$3,460	$4,480	$1,238	$2,793	$4,031
Net interest income			$ 473			$ 397

  NEXT PAGE

  Financial Condition

  Total assets increased $40.5 million, or 9.6%, to $463.1 million at March 31, 2007, primarily as a result of an increase in loans of $40.5 million. The increase in assets was funded by a $23.7 million, or 7.7%, increase in deposits and an $11.0 million, 14.1% increase in advances from the Federal Home Loan Bank. The increase in deposits is reflected primarily in increased time deposits of $28.9 million, partially offset by a $3.6 million decrease in savings accounts and $1.6 million decrease in transaction accounts. The change in deposits is related primarily to rising interest rates and customers preference for higher rate time deposits. Management believes the increase in time and demand deposits is primarily attributable to maintaining competitive pricing. Management attributes the increase in loans receivable primarily to excellent customer service and competitive pricing on both mortgage and consumer loans.

  The Hampton Roads region of the Bank experienced loan growth of $11.2 million, primarily real estate loans, for the fiscal year ended 2007. The Shenandoah Valley region of the Bank had loan growth of approximately $29.3 million, primarily commercial real estate loans.

  Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources. At March 31, 2007, total non-performing assets, consisting of non-performing loans and repossessed automobiles, were $1.5 million or .32% of total assets compared to $589,000 or .14% of total assets at March 31, 2006. Non-performing assets at March 31, 2007 were comprised primarily of single family residential properties and commercial real estate delinquent 90 days or more. At March 31, 2007, the largest property in non-performing assets was a combination multi-family and commercial real estate loan of $1.0 million which has had a history of late payments and a prior bankruptcy. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

  Stockholders' equity increased $3.4 million, or 9.7%, to $38.6 million at March 31, 2007 compared to $35.2 million at March 31, 2006. The increase was the result of $4.1 million of net income, proceeds from option exercises and an increase in the unrealized gain on equity securities, partially offset by dividends paid to stockholders of $1.1 million, and the initial application of SFAS No. 158 for the Corporation's pension liability.

  Results of Operations

  Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

  Comparison of Years ended March 31, 2007 and 2006

  General. Net income for the year ended March 31, 2007 was $4.1 million or $0.93 diluted earnings per share compared to $4.3 million or $0.98 diluted earnings per share for the year ended March 31, 2006, a decrease of $177,000 or 4.1%. Net income decreased due primarily to an increase in the noninterest expenses of $516,000.

  Interest Income. Total interest income increased $5.0 million, or 20.2%, to $29.4 million for the year ended March 31, 2007 as compared to $24.5 million for the year ended March 31, 2006. The increase in total interest income can be attributed to both an increase in the average dollar volume of

  NEXT PAGE

  interest-earning assets, primarily $32.9 million in loans receivable, and an increase in the yield on interest earning assets. Average yields on total interest-earning assets increased 70 basis points from 6.27% in fiscal 2006 to 6.97% for the current fiscal year due primarily to a higher interest rate environment.

  Interest Expense. Total interest expense increased $4.5 million, or 43.4%, to $14.8 million for the year ended March 31, 2007 from $10.3 million for the year ended March 31, 2006. The increase in total interest expense is attributable to both an increase in the average dollar volume and an increase in the cost of interest-bearing liabilities, primarily $25.0 million in deposits and $11.8 million FHLB advances and other borrowings. The cost of funds increased 91 basis points from 2.76% for the year ended March 31, 2006 to 3.67% for the current year. The increase in deposit balances was due primarily to increases in time deposits for the current fiscal year.

  Provision for Loan Losses. We establish provisions for loan losses, which are charged to earnings, at a level required to reflect credit losses inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers' ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

  Based on management's evaluation of these factors, the provision for loan losses increased $211,000, or 119.3%, to $388,000 for the fiscal year ended March 31, 2007 from $177,000 for the fiscal year ended March 31, 2006. The increase in the provision for fiscal 2007 was due to an increase in the rate of loan growth offset by a decrease in allowances for certain loan categories based on historical charge-off rates. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary. Management believes that the level of our loan loss allowance is adequate. As of March 31, 2007, the total allowance for loan losses amounted to $3.1 million. At March 31, 2007, our allowance as a percentage of total loans receivable was .77% and as a percentage of total non-performing loans was 234%.

  Noninterest Income. Noninterest income increased $184,000, or 6.1%, to $3.2 million in fiscal 2007 as compared to $3.0 million for the year ended March 31, 2006. The increase in noninterest income was primarily due to overdraft fees.

	Fiscal 2007	Fiscal 2006	Change

Loan fee income	608,937	532,647	76,290
Deposit fee income	2,207,027	2,023,878	183,149
Other	369,421	444,547	(75,126)
Total noninterest income	$3,185,385	$3,001,072	$184,313

  Noninterest Expense. Total noninterest expense increased $516,000, or 4.8%, to $11.3 million for the year ended March 31, 2007 from $10.8 million for the year ended March 31, 2006, due primarily to increased compensation expense related to the employment of additional commercial loan officers and an additional branch location.

  NEXT PAGE

  Taxes. Total taxes increased $107,000, or 5.6%, to $2.0 million during the year ended March 31, 2007 from $1.9 million during fiscal 2006. The effective tax rate for the year ended March 31, 2007 was 33.1% compared to 31.0% for fiscal 2006. The fiscal year 2006 included a tax credit of approximately $96,000.

  Comparison of Years ended March 31, 2006 and 2005

  General. Net income for the year ended March 31, 2006 was $4.3 million or $0.98 diluted earnings per share compared to $3.8 million or $0.88 diluted earnings per share for the year ended March 31, 2005, an increase of $462,000 or 12.1%. Net income increased due primarily to a decrease in the provision for loan losses of $693,000.

  Interest Income. Total interest income increased $4.4 million, or 22.1%, to $24.5 million for the year ended March 31, 2006 as compared to $20.0 million for the year ended March 31, 2005. The increase in total interest income was attributed to both an increase in the average dollar volume of interest-earning assets, primarily $21.9 million in loans receivable, and an increase in the yield on interest earning assets. Average yields on total interest-earning assets increased 55 basis points from 5.72% in fiscal 2005 to 6.27% for fiscal 2006 due primarily to a higher interest rate environment.

  Interest Expense. Total interest expense increased $4.0 million, or 64.2%, to $10.3 million for the year ended March 31, 2006 from $6.3 million for the year ended March 31, 2005. The increase in total interest expense was attributable to both an increase in the average dollar volume of interest-bearing liabilities, primarily $31.4 million in deposits and an increase in the cost of interest bearing liabilities. The cost of funds increased 88 basis points from 1.88% for the year ended March 31, 2005 to 2.76% for the current year. The increase in deposit balances was due primarily to increases in time deposits for fiscal 2006.

  Provision for Loan Losses. Based on management's evaluation of revelant factors, provisions for loan losses decreased $693,000, or 79.7%, to $177,000 for the fiscal year ended March 31, 2006 from $870,000 for the fiscal year ended March 31, 2005. The decline in the provision for fiscal 2006 was due both to a decrease in the rate of loan growth and a decrease in allowances for certain loan categories based on historical charge-off rates. Management believes that the level of our loan loss allowance was adequate. As of March 31, 2006, the total allowance for loan losses amounted to $3.0 million. At March 31, 2006, our allowance as a percentage of total loans receivable was .82% and as a percentage of total non-performing loans was 504%.

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

  NEXT PAGE

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

  Our dominant source of funds during the year ended March 31, 2007 was from deposits which increased by $23.7 million and FHLB advances which increased by $11.0 million. Our cash increased $119,000 from $3.5 million at March 31, 2006 to $3.6 million at March 31, 2007. The increase in cash was related to the increase in deposits and borrowings.

  At March 31, 2007, we had commitments to purchase or originate $15.0 million of loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $188.1 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

  At March 31, 2007, we had tangible and core capital of 7.75% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%. We also had risk-based capital of 10.54% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered "well capitalized" as of March 31, 2007. Regulatory capital is discussed further in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

  NEXT PAGE

  Contractual Obligations and Off-Balance Sheet Arrangements

  As of March 31, 2007, we have not participated in any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 15 of the Consolidated Financial Statements contained in Item 8 of this report.

  The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2007.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,397,347	$177,826	$375,391	$379,362	$465,068
Long-Term Debt	5,000,000	---	5,000,000	---	---
Total	$6,397,347	$177,826	$5,375,391	$379,362	$465,068

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

  Recent Accounting Pronouncements

  For a discussion of recent accounting pronouncements implemented by us during fiscal 2007 and new pronouncements which will be implemented in the future, see "Summary of Accounting Policies" in our Consolidated Financial Statements contained in Item 8 of this report.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Assset/Liability Management" in Item 7 of this report.

  NEXT PAGE

  Item 8. Financial Statements and Supplementary Data

  NEXT PAGE

Certified Public Accountants and Consultants

  PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders
  Community Financial Corporation
  Staunton, Virginia

  We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

  As noted in Note 13 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plan to adopt Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)."

  Winchester, Virginia
  May 23, 2007

50 South Cameron Street P.O. Box 2560 Winchester, VA 22604 (540) 662-3417 FAX (540) 662-4211	Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Balance Sheets

March 31,	2007	2006

Assets

Cash (including interest bearing deposits of $1,045,270 and $1,742,392)	$ 3,625,796	$ 3,507,261
Securities
Held to maturity (fair value approximates $23,232,322 and $24,796,731)	23,585,975	25,470,650
Available for sale, at fair value	14,250,095	13,539,075
Restricted investment in Federal Home Loan Bank stock, at cost	4,822,100	4,350,300
Loans receivable, net of allowance for loan losses of $3,078,397 and $2,966,077	399,252,394	358,713,961
Real estate owned, net	181,212	119,869
Property and equipment, net	8,021,271	8,215,050
Accrued interest receivable	2,232,265	1,840,843
Prepaid expenses and other assets	7,141,113	6,849,468

Total assets	$463,112,221	$422,606,477

Liabilities and Stockholders' Equity

Liabilities
Deposits	$330,537,704	$306,848,545
Advances from Federal Home Loan Bank	89,000,000	78,000,000
Securities sold under agreements to repurchase	1,739,690	976,427
Advance payments by borrowers for taxes and insurance	142,511	128,612
Other liabilities	3,121,904	1,486,144

Total liabilities	424,541,809	387,439,728

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, $.01 par value, authorized 3,000,000 shares, none outstanding	–	–
Common stock, $.01 par value, 20,000,000 authorized shares, 4,295,732 and 2,121,056 shares outstanding	42,957	21,211
Additional paid-in capital	5,097,321	4,782,126
Retained earnings	32,277,332	29,271,941
Accumulated other comprehensive income, net	1,152,802	1,091,471

Total stockholders' equity	38,570,412	35,166,749

Total liabilities and stockholders' equity	$463,112,221	$422,606,477

See accompanying summary of accounting policies and notes to consolidated financial statements.

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Statements of Income

Year Ended March 31,	2007	2006	2005

Interest and dividend income
Loans	$27,268,394	$22,385,916	$18,008,965
Investment securities	1,012,695	1,055,833	1,115,248
Other investments	1,138,199	1,024,684	913,950

Total interest and dividend income	29,419,288	24,466,433	20,038,163

Interest expense
Deposits	10,047,423	6,888,553	4,845,625
Borrowed money	4,744,520	3,423,542	1,435,178

Total interest expense	14,791,943	10,312,095	6,280,803

Net interest income	14,627,345	14,154,338	13,757,360

Provision for loan losses	388,074	176,942	870,064

Net interest income after provision for loan losses	14,239,271	13,977,396	12,887,296

Noninterest income
Service charges, fees and commissions	2,815,964	2,556,525	2,293,615
Other	369,421	444,547	414,654

Total noninterest income	3,185,385	3,001,072	2,708,269

Noninterest expense
Compensation and employee benefits	6,794,357	6,364,222	5,669,838
Occupancy	1,431,263	1,392,249	1,247,458
Data processing	1,222,229	1,195,329	1,340,989
Advertising	393,640	423,242	391,502
Professional fees	218,316	239,112	242,862
Deposit insurance	37,370	37,242	38,430
Other	1,209,700	1,139,772	1,129,411

Total noninterest expense	11,306,875	10,791,168	10,060,490

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Statements of Income (continued)

Year Ended March 31,	2007	2006	2005

Income before income taxes	$ 6,117,781	$ 6,187,300	$ 5,535,075

Income taxes	2,026,573	1,919,568	1,729,543

Net income	$ 4,091,208	$ 4,267,732	$ 3,805,532

Earnings per share
Basic	$ 0.96	$ 1.02	$ 0.91
Diluted	$ 0.93	$ 0.98	$ 0.88

See accompanying summary of accounting policies and notes to consolidated financial statements.

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total Stockholders' Equity

Balance, March 31, 2004	$20,789	$4,230,512	$23,017,148	$2,000,086	$29,268,535

Comprehensive income:
Net income	–	–	3,805,532	–	3,805,532
Change in unrealized gain on available for sale securities, net of tax	–	–	–	(937,426)	(937,426)
Total comprehensive income	–	–	–	–	2,868,106
Cash dividends, $.21 per share	–	–	(873,922)	–	(873,922)
Exercise of stock options	62	62,303	–	–	62,365

Balance, March 31, 2005	20,851	4,292,815	25,948,758	1,062,660	31,325,084

Comprehensive income:
Net income	–	–	4,267,732	–	4,267,732
Change in unrealized gain on available for sale securities, net of tax	–	–	–	28,811	28,811
Total comprehensive income	–	–	–	–	4,296,543
Cash dividends, $.225 per share	–	–	(944,549)	–	(944,549)
Exercise of stock options	360	489,311	–	–	489,671

Balance, March 31, 2006	21,211	4,782,126	29,271,941	1,091,471	35,166,749

Comprehensive income:
Net income	–	–	4,091,208	–	4,091,208
Change in unrealized gain on available for sale securities, net of tax	–	–	–	443,390	443,390
Total comprehensive income					4,534,598
Adjustment to initially apply SFAS No. 158, net of tax	–	–	–	(382,059)	(382,059)
Cash dividends, $.255 per share	–	–	(1,085,817)	–	(1,085,817)
Exercise of stock options	509	336,432	–	–	336,941
Stock split	21,237	(21,237)	–	–	–

Balance, March 31, 2007	$42,957	$ 5,097,321	$32,277,332	$ 1,152,802	$38,570,412

See accompanying summary of accounting policies and notes to consolidated financial statements.

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Statements of Cash Flows

Year Ended March 31,	2007	2006	2005

Operating activities
Net income	$ 4,091,208	$ 4,267,732	$ 3,805,532
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	388,074	176,942	870,064
Depreciation	594,548	563,732	544,856
Amortization of premium and accretion of discount on securities, net	9,675	10,215	13,442
Increase in net deferred loan origination costs	(64,276)	(134,423)	(544,929)
Deferred income tax (benefit)	(184,604)	(66,960)	(328,621)
(Increase) decrease in other assets	(536,054)	(531,522)	87,308
Increase in other liabilities	1,033,436	416,743	179,002

Net cash provided by operating activities	5,332,007	4,702,459	4,626,654

Investing activities
Proceeds from maturities of held to maturity securities	1,875,000	1,150,000	10,950,000
Proceeds from redemption of available for sale securities	4,125	4,123	–
Purchase of held to maturity securities	–	–	(16,946,016)
Net increase in loans	(40,923,574)	(21,948,107)	(58,049,420)
Purchase of property and equipment	(400,769)	(932,837)	(1,110,197)
Proceeds from sale of real estate owned	–	18,245	700,328
Purchase of FHLB stock	(471,800)	(121,600)	(1,928,700)

Net cash (used in) investing activities	(39,917,018)	(21,830,176)	(66,384,005)

  NEXT PAGE

Community Financial Corporation and Subsidiary Consolidated Statements of Cash Flows continued)

Year Ended March 31,	2007	2006	2005

Financing activities
Net increase in certificates of deposit	$ 28,930,995	$ 32,536,369	$ 27,767,643
Net (decrease) in savings and checking deposits	(5,241,836)	(1,118,212)	(12,568,204)
Proceeds from issuance of common stock	336,941	489,671	62,365
Increase (decrease) in securities sold under agreements to repurchase	763,263	(14,674,070)	15,221,577
Dividends paid	(1,085,817)	(944,549)	(873,922)
Proceeds from FHLB advances, net	11,000,000	2,000,000	30,000,000

Net cash provided by financing activities	34,703,546	18,289,209	59,609,459

Increase (decrease) in cash and cash equivalents	118,535	1,161,492	(2,147,892)

Cash and cash equivalents – beginning of year	3,507,261	2,345,769	4,493,661

Cash and cash equivalents – end of year	$ 3,625,796	$ 3,507,261	$ 2,345,769

Supplemental Disclosure of Cash Flow Information

Cash payments of interest expense	$ 13,613,522	$ 10,467,694	$ 6,049,364

Cash payments of income taxes	$ 2,500,620	$ 1,618,184	$ 1,515,009

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain on securities available for sale	$ 715,145	$ 46,470	$ (1,511,980)

Pension liability adjustment	$ (610,368)	$ –	$ –

Transfers from loans to real estate acquired through foreclosure	$ 61,343	$ –	$ 217,079

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

  Stock Split

  On July 26, 2006, the Corporation declared a 2-for-1 stock split payable on August 23, 2006. All per share information for all periods presented has been retroactively restated to reflect the stock split.

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

  Investments in debt and equity securities classified as available for sale are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income, net of tax effect, until realized.

  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Management evaluates securities for other than temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

  Property and Equipment

  Land is carried at cost. Property and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method over the estimated useful lives of the individual assets. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred. Estimated useful lives are three to ten years for furniture and equipment and five to fifty years for buildings and improvements.

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

  Comprehensive Income

  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

  NEXT PAGE

Community Financial Corporation and Subsidiary Summary of Accounting Policies (continued)

  Reclassifications

  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

  Recent Accounting Pronouncements

  In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Corporation does not expect the implementation of SAB 108 to have a material impact on its consolidated financial statements.

  In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

  In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and

  NEXT PAGE

Community Financial Corporation and Subsidiary Summary of Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Corporation is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. See Note 13 for more information on the impact of SFAS 158 on the Corporation's consolidated financial statements.

  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value

  NEXT PAGE

Community Financial Corporation and Subsidiary Summary of Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

  option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, "Fair Value Measurements". The Corporation is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

  In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its consolidated financial statements.

  In September 2006, the Emerging Issues Task Force issued EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

  In September 2006, The Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements

1.	Stock-Based Employee Compensation Plan

  At March 31, 2007, the Corporation had a stock-based employee compensation plan which is described more fully in Note 14. Effective April 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004) "Share-Based Payment." SFAS No. 123R requires the costs resulting from all share-based payments be recognized in the financial statements. Share-based compensation is estimated at the date of grant using the Black-Scholes option valuation model for determining fair value. Prior to adopting SFAS No. 123R, the Corporation accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the years ended March 31, 2006 and 2005. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2006 and 2005; dividend rate of 2.46% and 2.53%, risk-free interest rate of 5.00% and 5.00%; expected lives of 10 years; and expected price volatility of 19.25% and 18.54%. The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury rate effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts. There were no option grants during the year ended March 31, 2007.

Year Ended March 31,	2006	2005

Net income, as reported	$ 4,267,732	$ 3,805,532
Additional expense had the Corporation Adopted SFAS No. 123	57,954	243,636

Pro forma net income	$ 4,209,778	$ 3,561,896

Earnings per share:
Basic - as reported	$1.02	$0.91
Basic - pro forma	1.01	0.86
Diluted - as reported	0.98	0.88
Diluted - pro forma	0.97	0.82

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

2.	Securities

  A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity
United States government and agency obligations	$ 22,581,344	$ –	$ 342,744	$ 22,238,600
State and municipal obligations	1,004,631	290	11,199	993,722

	23,585,975	290	353,943	23,232,322

Available for Sale
Equity securities	11,774,515	2,973,477	497,897	14,250,095

	$ 35,360,490	$ 2,973,767	$ 851,840	$ 37,482,417

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

2.	Securities (continued)

March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity
United States government and agency obligations	$ 23,332,703	$ –	$ 659,428	$ 22,673,275
State and municipal obligations	2,137,947	2,577	17,068	2,123,456

	25,470,650	2,577	676,496	24,796,731

Available for Sale
Equity securities	11,778,640	3,050,216	1,289,781	13,539,075

	$ 37,249,290	$ 3,052,793	$ 1,966,277	$ 38,335,806

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

2.	Securities (continued)

  The amortized cost and estimated market value of securities at March 31, 2007, by contractual maturity, are as follows:

	Amortized Cost	Estimated Market Value

Held to Maturity

Due in one year or less	$ 2,644,312	$ 2,614,000
Due in one through five years	20,941,663	20,618,322

	23,585,975	23,232,322

Available for Sale

Equity securities	11,774,515	14,250,095

	$ 35,360,490	$ 37,482,417

  Securities having a market value of $980,000 and $747,575 at March 31, 2007 and 2006, respectively, were pledged by the Corporation for purposes required by law.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

2.	Securities (continued)

  Information pertaining to securities with gross unrealized losses at March 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2007

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$ 30,094	$ 2,051,250	$ 312,650	$ 20,187,350
State and municipal obligations	218	562,750	10,981	389,860

	30,312	2,614,000	323,631	20,577,210
Available for Sale

Equity securities	–	–	497,897	11,226,814

	$ 30,312	$ 2,614,000	$ 821,528	$ 31,804,024

March 31, 2006

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$ 102,258	$ 4,730,125	$ 556,850	$ 17,943,150
State and municipal obligations	1,377	525,617	15,691	385,774

	103,955	5,255,742	572,541	18,328,924
Available for Sale

Equity securities	–	–	1,289,781	10,416,531

	$ 103,955	$ 5,255,742	$ 1,862,322	$ 28,745,455

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

2.	Securities (continued)

  At March 31, 2007, 47 debt securities had unrealized losses with aggregate depreciation of 1.5% from the Corporation's amortized cost basis. These unrealized losses related principally to government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

  At March 31, 2007, four marketable equity securities had unrealized losses with aggregate depreciation of 4.25% from the Corporation's cost basis. The securities have an investment grade rating of AA or better. These unrealized losses relate primarily to government agencies and have existed for less than twenty-four months. The movement in the market value of the securities is closely related to changes in interest rates. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these equity securities for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

3.	Loans Receivable, Net

  Loans receivable are summarized as follows:

March 31,	2007	2006

Residential real estate	$ 118,044,383	$ 115,168,901
Commercial real estate	119,353,129	105,989,876
Construction	48,857,156	41,645,111
Commercial business	37,690,485	33,564,565
Consumer	88,970,208	77,899,073

	412,915,361	374,267,526

Less:
Loans in process	11,883,782	13,822,424
Deferred loan (costs), net	(1,299,212)	(1,234,936)
Allowance for loan losses	3,078,397	2,966,077

	13,662,967	15,553,565

	$ 399,252,394	$ 358,713,961

  Loans serviced for others amounted to approximately $609,599 and $977,574 at March 31, 2007 and 2006, respectively. The loans are not included in the accompanying consolidated balance sheets.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

3.	Loans Receivable, Net (continued)

  A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2007	2006	2005

Balance at beginning of year	$ 2,966,077	$ 3,021,493	$ 2,645,765
Provision for loan loss	388,074	176,942	870,064
Loans charged-off	(356,659)	(347,353)	(679,865)
Recoveries of loans previously charged-off	80,905	114,995	185,529

Balance at end of year	$ 3,078,397	$ 2,966,077	$ 3,021,493

  Impaired loans without a valuation allowance totaled $1,098,438 and $38,368 as of March 31, 2007 and 2006, respectively. The average investment in impaired loans for the years ended March 31, 2007 and 2006 totaled $875,698 and $22,722, respectively. No interest income was recognized on these loans.

  No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

  Nonaccrual loans excluded from impaired loan disclosure amounted to $322,780, $460,156 and $386,763 at March 31, 2007, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $19,156, $19,059 and $9,082 for the years ended March 31, 2007, 2006 and 2005, respectively.

4.	Property and Equipment

  Property and equipment are summarized as follows:

March 31,	2007	2006

Buildings	$ 7,303,385	$ 7,293,155
Land and improvements	2,553,843	2,407,224
Furniture and equipment	4,864,274	4,353,778
Construction in progress	--	266,576

	14,721,502	14,320,733
Less accumulated depreciation and amortization	6,700,231	6,105,683

Property and equipment, net	$ 8,021,271	$ 8,215,050

  Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $594,548, $563,732 and $544,856, respectively.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

5.	Deposits

  Deposits are summarized as follows:

March 31,	2007	2006

Demand deposits
Noninterest bearing	$ 31,370,625	$ 32,499,210
Savings accounts	27,584,252	31,227,843
NOW accounts	26,737,235	25,984,725
Money market deposit accounts	20,122,373	21,344,543

Total demand deposits	105,814,485	111,056,321

Time deposits	224,723,219	195,792,224

	$ 330,537,704	$ 306,848,545

  The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $62,367,103 and $52,033,947 at March 31, 2007 and 2006, respectively.

  Time deposits mature as follows:

Year Ending March 31,

2008	$ 188,095,274
2009	14,419,796
2010	14,700,057
2011	4,821,139
2012	2,673,180
Thereafter	13,773

$ 224,723,219

  At March 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $72,080 and $45,045, respectively.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

5.	Deposits (continued)

  Interest expense on deposits is summarized as follows:

Year Ended March 31,	2007	2006	2005

Time deposits	$ 9,227,349	$ 6,187,760	$ 4,238,489
Money market deposit and NOW accounts	594,225	438,572	249,336
Savings	225,849	262,221	357,800

	$ 10,047,423	$ 6,888,553	$ 4,845,625

6.	Fair Value of Financial Instruments

  The estimated fair values of the Corporation's financial instruments are as follows:

March 31,	2007		2006

(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$ 3,626	$ 3,626	$ 3,507	$ 3,507
Securities	35,836	37,482	39,010	38,336
Federal Home Loan Bank stock, restricted	4,822	4,822	4,350	4,350
Loans, net	399,252	400,290	358,714	357,273
Accrued interest receivable	2,232	2,232	1,841	1,841
Financial liabilities
Deposits	$330,538	$330,241	$306,849	$304,952
Advances from Federal Home Loan Bank	89,000	88,786	78,000	77,648
Securities sold under agreements to repurchase	1,740	1,740	976	976
Accrued interest payable	1,341	1,341	163	163

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

6.	Fair Value of Financial Instruments (continued)

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

  Off-balance sheet instruments

  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit were deemed immaterial.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

7.	Advances from Federal Home Loan Bank

  Advances from the Federal Home Loan Bank are summarized as follows:

Due in year ending March 31,

2008	$ 84,000,000
2010	5,000,000

$ 89,000,000

  The weighted average interest rate on advances was 5.22% and 4.74% at March 31, 2007 and 2006, respectively. These advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement. Value of this collateral as of March 31, 2007 was $144,736,030.

  Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended March 31,	2007	2006	2005

Maximum amount outstanding during the year	$ 96,000,000	$ 82,000,000	$ 78,000,000

Average amount outstanding during the year	$ 90,002,740	$ 72,167,123	$ 64,183,562

Average interest rate during the year	5.22%	3.94%	2.09%

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

  The following is a summary of certain information regarding the Corporation's repurchase agreements:

Year Ended March 31,	2007	2006	2005

Balance at end of year	$ 1,739,690	$ 976,427	$ 15,650,497

Weighted average interest rate during the year	3.18%	3.82%	2.39%

Average amount outstanding during the year	$ 1,540,939	$ 15,149,098	$ 4,039,633

Maximum amount outstanding at any month end during the year	$ 2,361,835	$ 17,589,331	$ 15,650,497

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

9.	Income Taxes

  Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2007	2006

Deferred tax assets
Allowance for losses	$ 1,169,791	$ 1,127,109
Deferred compensation	339,793	204,218
Pension	150,620	-
Other	50,146	19,288

	1,710,350	1,350,615

Deferred tax liabilities
Depreciable assets	(229,318)	(238,882)
Unrealized gain on securities available for sale	(940,720)	(668,964)
Pension	–	(49,470)

	1,170,038	(957,316)

Net deferred tax asset	$ 540,312	$ 393,299

  The provision for income taxes charged to operations for the years ended March 31, 2007, 2006 and 2005, consists of the following:

Year Ended March 31,	2007	2006	2005

Current	$ 2,211,177	$ 1,986,528	$ 2,058,164
Deferred	(184,604)	(66,960)	(328,621)

	$ 2,026,573	$ 1,919,568	$ 1,729,543

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

9.	Income Taxes (continued)

  Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2007	2006	2005

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	2.9	1.9	2.6
Non-taxable interest and dividend received deduction	(2.8)	(2.7)	(3.1)
Bank-owned life insurance	(1.1)	(1.4)	(1.4)
Other	0.1	(0.8)	(0.9)

	33.1%	31.0%	31.2%

10.	Comprehensive Income

  The components of other comprehensive income (loss) are summarized as follows:

Year Ended March 31,	2007	2006	2005

Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	$ 715,145	$ 46,470	$(1,511,980)

Income tax (expense) benefit related to items of other comprehensive income	(271,755)	(17,659)	574,554

Other comprehensive income (loss), net of tax	$ 443,390	$ 28,811	$ (937,426)

  The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

March 31,	2007	2006

Net unrealized gain on securities available for sale	$ 2,475,580	$ 1,760,435
Tax effect	(940,719)	(668,964)

Net-of-tax amount	1,534,861	1,091,471

Pension liability adjustment	(610,368)	–
Tax effect	228,309	–

Net-of-tax amount	(382,059)	–

	$ 1,152,802	$ 1,091,471

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

  The following table represents the Bank's regulatory capital levels, relative to the OTS requirements applicable at that date:

March 31, 2007	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

(In Thousands)
Tangible Capital	$ 6,955	1.50%	$ 35,932	7.75%	$ 28,977
Core Capital	18,545	4.00	35,932	7.75	17,387
Risk-based Capital	30,418	8.00	40,064	10.54	9,646

March 31, 2006	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 6,368	1.50%	$32,827	7.73%	$26,459
Core Capital	17,064	4.00	32,827	7.73	15,763
Risk-based Capital	27,048	8.00	36,546	10.81	9,498

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

  During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation's stock may be repurchased. No shares were repurchased during the fiscal years ended March 31, 2007, 2006 and 2005. All information for the periods presented has been retroactively restated to reflect the stock split declared on July 26, 2006.

  Earnings per share is calculated as follows:

Year Ended March 31,	2007	2006	2005

Basic earnings per share

Income available to common shareholders	$ 4,091,208	$ 4,267,732	$ 3,805,532

Weighted average shares outstanding	4,258,737	4,198,210	4,160,604

Basic earnings per share	$0.96	$1.02	$0.91

Diluted earnings per share

Income available to common shareholders	$ 4,091,208	$ 4,267,732	$ 3,805,532

Weighted average shares outstanding	4,258,737	4,198,210	4,160,604

Dilutive effect of stock options	157,433	162,640	171,036

Total weighted average shares outstanding	4,416,170	4,360,850	4,331,640

Diluted earnings per share	$ 0.93	$ 0.98	$ 0.88

  During the years ended March 31, 2006, stock options representing 95,500 shares on average were not included in the calculation of earnings per share because their effect would have been antidilutive. No stock options were excluded for the years ended March 31, 2007 and 2005. For the years presented, there was no adjustment to income for potential common shares.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

13.	Employee Benefit Plans

  Pension Plan

  The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and final average compensation. The Corporation's funding policy is to contribute amounts to the pension trust at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum tax deductible amount. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The measurement date for the pension plan was December 31, 2006, 2005 and 2004. Prepaid pension cost includes any contributions made after the measurement date but prior to the fiscal year end. The following is a summary of information with respect to the plan:

Year Ended March 31,	2007	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$ 2,525,278	$ 2,196,256	$ 1,576,290
Service cost	300,774	287,727	187,751
Interest cost	149,327	132,037	101,710
Actuarial (gain) loss	9,631	(59,837)	351,778
Benefits paid	(28,118)	(30,905)	(21,273)

Benefit obligation at end of year	2,956,892	2,525,278	2,196,256

Change in plan assets:
Fair value of plan assets at beginning of year	2,067,665	1,665,881	1,362,096
Actual return on plan assets	100,574	82,004	73,297
Employer contribution	390,358	350,685	251,761
Benefits paid	(28,118)	(30,905)	(21,273)

Fair value of plan assets at end of year	2,530,479	2,067,665	1,665,881

Funded status	(426,413)	(457,613)	(530,375)
Unrecognized net actuarial loss	–	585,842	637,992

(Accrued) prepaid pension cost	$ (426,413)	$ 128,229	$ 107,617

Amounts recognized in the balance sheet: Other assets	$ –	$ 128,229	$ 107,617
Other liabilities	426,413	–	–

Amounts recognized in accumulated other comprehensive income:
Net loss	$ 610,368	$ –	$ –

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

13.	Employee Benefit Plans (continued)

  The accumulated benefit obligation for the defined benefit pension plan was $2,013,062, $1,684,750 and $1,404,341 as of March 31, 2007, 2006 and 2005, respectively.

Year Ended March 31,	2007	2006	2005

Components of net periodic pension cost:

Service cost	$ 300,774	$ 287,727	$ 187,751
Interest cost	149,327	132,037	101,710
Expected return on plan assets	(143,504)	(124,077)	(101,293)
Recognized net actuarial loss	28,035	34,386	8,915

Net periodic benefit cost	334,632	330,073	197,083

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income:
Net loss	610,368	–	–
Deferred income tax benefit	(228,309)	–	–

Total recognized in other comprehensive income	382,059	–	–

Total recognized in net periodic benefit cost and Accumulated other comprehensive income	$ 716,691	$ 330,073	$ 197,083

  The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2007	2006	2005

Weighted average discount rate	6.00%	5.75%	6.00%

Increase in future compensation levels	4.00%	4.00%	5.00%

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

13.	Employee Benefit Plans (continued)

  The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2007	2006	2005

Weighted average discount rate	5.75%	6.00%	6.50%

Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%

Increase in future compensation levels	4.00%	5.00%	5.00%

  Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheet

March 31, 2007	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other assets (deferred income taxes)	$7,369,422	$ 228,309	$ 7,141,113
Other liabilities (pension liability)	2,511,536	610,368	3,134,904
Accumulated other comprehensive income	1,534,861	(382,059)	1,152,802

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

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

13.	Employee Benefit Plans (continued)

  Asset Allocation

  The pension plan's weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

December 31,	2006	2005

Fixed income securities	66%	68%
Equity securities	9%	10%
Cash	25%	22%

	100%	100%

  Funds are invested in a participation guarantee contract of the selected insurance company. The funds are in the general assets of the guaranteeing company which are primarily long-term bonds and long-term mortgages. Funds are guaranteed by the insurance company against failed investments. Interest is credited annually to the funds.

  The Corporation expects to contribute $423,000 to its pension plan during the year ending March 31, 2008.

  Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2008	$ 36,756
2009	53,009
2010	104,395
2011	113,462
2012	133,009
2013-2017	1,154,366

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

13.	Employee Benefit Plans (continued)

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

  Profit-sharing expenses were approximately $168,000, $156,000 and $138,100 for the years ended March 31, 2007, 2006 and 2005, respectively.

  Deferred Compensation Plans

  During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the director or officer. The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced. The deferred compensation expense for the years ended March 31, 2007, 2006 and 2005, based on the present value of the retirement benefits, was $357,000, $267,000 and $239,000, respectively. The deferred compensation liability was $894,000 and $537,000 at March 31, 2007 and 2006, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

14.	Stock Option Plan

  The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees. All options are exercisable at end of year. All information has been retroactively restated to reflect the stock split declared on July 26, 2006.

  The following table summarizes options outstanding:

Year Ended March 31,	2007

	Shares	Weighted - Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	545,400	$ 7.97
Granted	–	–
Forfeited	(7,600)	9.06
Exercised	(59,300)	5.76

Outstanding at end of year	478,500	$ 8.21	$ 1,694,500

Exercisable at end of year	478,500	$ 8.21	$ 1,694,500

  The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2007. This amount changes based on changes in the market value of the Corporation's stock.

  The total intrinsic value of options exercised during the year ended March 31, 2007 was $372,000.

  The weighted average fair value of options granted during the years ended March 31, 2006 and 2005 was $2.90 and $2.88, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in Note 1.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

14.	Stock Option Plan (continued)

  The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding and Exercisable

Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 4.82 - $ 7.19	168,300	2.49	$ 5.56
$ 7.50 - $ 9.40	196,200	2.21	8.76
$10.90 - $11.22	114,000	8.13	11.16

	478,500	3.72	$ 8.21

15.	Commitments and Contingencies

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

  At March 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
March 31,	2007	2006

(In Thousands)
Commitments to grant loans	$ 14,972	$ 23,990
Unfunded commitments under lines of credit	38,109	35,749
Standby letters of credit	1,944	1,233

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

15.	Commitments and Contingencies (continued)

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

  Leases

  The Corporation is obligated under several noncancellable operating leases. Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2008	$ 177,826
2009	185,201
2010	190,190
2011	195,739
2012	183,623
Thereafter	465,068

$ 1,397,647

  Total lease expense was approximately $186,000, $153,000 and $129,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

  In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

15.	Commitments and Contingencies (continued)

  The Corporation maintains its cash accounts in several correspondent banks. As of March 31, 2007, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $1,119,000.

16.	Related Party Transactions

  The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At March 31, 2007 and 2006, these loans totaled $451,338 and $283,912, respectively. During the year ended March 31, 2007, total principal additions were $188,975 and total principal payments were $21,549.

17.	Selected Quarterly Financial Data (Unaudited)

  Condensed quarterly consolidated financial data is shown as follows:

  (Dollars in thousands except per share data)

Year Ended March 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$ 6,910	$ 7,299	$ 7,492	$ 7,719
Total interest expense	3,273	3,635	3,876	4,008

Net interest income	3,637	3,664	3,616	3,711
Provision for loan losses	41	81	101	165

Net interest income after provision for loan losses	3,596	3,583	3,515	3,546

Other income	732	856	840	758
Other expenses	2,807	2,817	2,799	2,884

Income before income taxes	1,521	1,622	1,556	1,420
Income tax expense	498	539	514	476

Net income	$ 1,023	$ 1,083	$ 1,042	$ 944

Earnings per share
Basic	$ 0.24	$ 0.26	$ 0.24	$ 0.22
Diluted	$ 0.23	$ 0.25	$ 0.24	$ 0.21

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

17.	Selected Quarterly Financial Data (Unaudited) (continued)
Year Ended March 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$ 5,811	$ 5,920	$ 6,230	$ 6,505
Total interest expense	2,207	2,461	2,693	2,951

Net interest income	3,604	3,459	3,537	3,554
Provision for loan losses	125	(1)	13	40

Net interest income after provision for loan losses	3,479	3,460	3,524	3,514

Other income	794	747	741	719
Other expenses	2,595	2,638	2,738	2,819

Income before income taxes	1,678	1,569	1,527	1,414
Income tax expense	558	485	468	409

Net income	$ 1,120	$ 1,084	$ 1,059	$ 1,005

Earnings per share
Basic	$ 0.27	$ 0.26	$ 0.26	$ 0.24
Diluted	$ 0.26	$ 0.25	$ 0.25	$ 0.23

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

18.	Condensed Financial Information of the Corporation (Parent Company Only)

  Condensed Balance Sheets

March 31,	2007	2006

Assets

Investment in subsidiary	$ 37,085,068	$ 33,918,668
Cash	667,352	506,043
Prepaid expenses and other assets	817,998	742,183

Total assets	$ 38,570,418	$ 35,166,894

Liabilities and Stockholders' Equity

Liabilities, other liabilities	$ 6	$ 145

Stockholders' Equity
Preferred stock	–	–
Common stock	42,957	21,211
Additional paid-in capital	5,097,321	4,782,126
Retained earnings	32,277,332	29,271,941
Accumulated other comprehensive income, net	1,152,802	1,091,471

Total stockholders' equity	38,570,412	35,166,749

Total liabilities and stockholders' equity	$ 38,570,418	$ 35,166,894

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

18.	Condensed Financial Information of the Corporation (Parent Company Only) (continued)

  Condensed Statements of Income

Year Ended March 31,	2007	2006	2005

Income
Dividend from subsidiary	$ 1,000,000	$ –	$ 1,000,000
Interest income	86,492	93,133	85,061

Total income	1,086,492	93,133	1,085,061

Noninterest expenses	108,832	125,627	85,544

Income (loss) before equity in undistributed net income of subsidiary	977,660	(32,494)	999,517

Equity in earnings of subsidiary, net of distributions	3,105,068	4,275,362	2,790,803

Income before income taxes	4,082,728	4,242,868	3,790,320
Income tax (benefit)	(8,480)	(24,864)	(15,212)

Net income	$ 4,091,208	$ 4,267,732	$ 3,805,532

  NEXT PAGE

Community Financial Corporation and Subsidiary Notes to Consolidated Financial Statements (continued)

18.	Condensed Financial Information of the Corporation (Parent Company Only) (continued)

  align="center"Condensed Statements of Cash Flows

Year Ended March 31,	2007	2006	2005

Operating activities
Net income	$ 4,091,208	$ 4,267,732	$ 3,805,532
Adjustments
Equity in earnings of subsidiary, net of distributions	(3,105,068)	(4,275,362)	(2,790,803)
(Increase) in prepaid and other assets	(75,816)	(102,879)	(91,077)
Increase (decrease) in other liabilities	(139)	12	125

Net cash provided by (used in) operating activities	910,185	(110,497)	923,777

Investing activities
Net cash provided by investing activities	–	–	–

Financing activities
Cash dividends paid on common stock	(1,085,817)	(944,549)	(873,922)
Proceeds from issuance of common stock	336,941	489,671	62,365

Net cash (used in) financing activities	(748,876)	(454,878)	(811,557)

Increase (decrease) in cash	161,309	(565,375)	112,220

Cash, beginning of year	506,043	1,071,418	959,198

Cash, end of year	$ 667,352	$ 506,043	$ 1,071,418

  NEXT PAGE

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

  ITEM 9A. CONTROLS AND PROCEDURES

  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation for the fiscal year ending March 31, 2009. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending March 31, 2008. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2008 fiscal year, or that there will not be significant deficiencies or material weaknesses that would be required to be reported.

  ITEM 9B. OTHER INFORMATION

  None.

  NEXT PAGE

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

  Directors and Executive Officers. Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

  Information concerning executive officers is set forth in Item 1 of this report under the caption "Executive Officers."

  Compliance with Section 16(a). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  Audit Committee Financial Expert. Information concerning the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  Code of Ethics. The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company's directors, officers and employees. A copy of the Company's Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended March 31, 2004 and as posted in the Investor Relations section of our web site at www.cbnk.com. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Secretary of Community Financial Corporation at 38 North Central Avenue, Staunton, Virginia 24401, or by calling (540) 886-0796.

  ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  NEXT PAGE

  The following table summarizes our equity compensation plans as of March 31, 2007.

  Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	478,500	$ 8.21	15,800

Equity compensation plans not approved by security holders	0	0	0

Total	478,500	$ 8.21	15,800

  The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

  Information concerning certain relationships and transactions is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  See Exhibit Index.

  NEXT PAGE

  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 28, 2007	By:	/s/ P. Douglas Richard
P. Douglas Richard (Duly Authorized Representative)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ P. Douglas Richard	By:	/s/ James R. Cooke, Jr.
	P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ Jane C. Hickok	By:	/s/ Charles F. Andersen
	Jane C. Hickok Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 28, 2007	Date:	June 28, 2007

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 28, 2007	Date:	June 28, 2007

  NEXT PAGE

  INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on May 5, 2006 as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

  NEXT PAGE

Regulation S-K Exhibit Number	Document

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
14	Code of Ethics, filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

21	Subsidiaries of the Registrant, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications