Form 10-Q
period 2007-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2007-08-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

 Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on August 9, 2007:   4,297,958.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007 (Unaudited)	March 31, 2007

ASSETS
Cash (including interest-bearing deposits of approximately $3,444,000 and $1,045,000)	$ 8,421,535	$ 3,625,796
Securities
Held to maturity	23,583,933	23,585,975
Available for sale, at fair value	13,528,092	14,250,095
Restricted investment in Federal Home Loan Bank stock, at cost	5,497,100	4,822,100
Loans receivable, net of allowance for loan losses of $3,162,291 and $3,078,397	410,538,634	399,252,394
Real estate owned	114,857	181,212
Property and equipment, net	7,913,365	8,021,271
Accrued interest receivable
Loans	1,971,180	1,827,965
Investments	374,787	404,300
Prepaid expenses and other assets	7,554,662	7,141,113
Total Assets	$479,498,145	$463,112,221

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$333,803,059	$330,537,704
Advances from Federal Home Loan Bank	102,000,000	89,000,000
Securities sold under agreement to repurchase	1,163,015	1,739,690
Advance payments by borrowers for taxes and insurance	51,165	142,511
Other liabilities	3,593,501	3,121,904

Total Liabilities	440,610,740	424,541,809

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	- - -	- - -
Common stock, $0.01 par value, authorized 20,000,000 shares, 4,295,732 and 4,295,732 shares outstanding	42,957	42,957
Additional paid in capital	5,097,321	5,097,321
Retained earnings	33,027,032	32,277,332
Accumulated other comprehensive income	720,095	1,152,802
Total Stockholders' Equity	38,887,405	38,570,412

Total Liabilities and Stockholders' Equity	$479,498,145	$463,112,221

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30
	2007	2006
	(Unaudited)

INTEREST INCOME
Loans	$7,522,956	$6,363,251
Investment securities	240,178	259,786
Other	294,479	286,466
Total Interest Income	8,057,613	6,909,503

INTEREST EXPENSE
Deposits	2,946,439	2,156,930
Borrowed money	1,291,300	1,115,924
Total interest expense	4,237,739	3,272,854

NET INTEREST INCOME	3,819,874	3,636,649

PROVISION FOR LOAN LOSSES	135,476	41,174

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,684,398	3,595,475

NONINTEREST INCOME
Service charges, fees and commissions	737,132	649,091
Other	91,905	82,877
Total noninterest income	829,037	731,968

NONINTEREST EXPENSE
Compensation ∓ benefits	1,817,950	1,700,489
Occupancy	355,917	349,927
Data processing	334,192	311,919
Federal insurance premium	9,747	9,071
Advertising	60,025	94,944
Other	401,808	340,121
Total noninterest expense	2,979,639	2,806,471

INCOME BEFORE TAXES	1,533,796	1,520,972

INCOME TAXES	504,873	497,790

NET INCOME	$1,028,923	$1,023,182

BASIC EARNINGS PER SHARE	$0.24	$0.24
DILUTED EARNINGS PER SHARE	$0.23	$0.23
DIVIDENDS PER SHARE	$0.065	$0.06

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2007	2006
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 1,028,923	$ 1,023,182
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	135,476	41,174
Depreciation	150,611	148,711
Amortization of premium and accretion of discount on securities, net	7,386	2,462
Increase in net deferred loan fees	29,714	8,161
(Decrease)in deferred income taxes	(41,071)	(38,690)
Increase in other assets	(527,251)	(272,844)
Increase in other liabilities	298,109	669,909

Net cash provided by operating activities	1,081,897	1,582,065

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	---	350,000
Net increase in loans	(11,044,265)	(9,819,230)
Purchases of property and equipment	(42,705)	(107,013)
(Purchase)of FHLB stock	(675,000)	(585,000)
Decrease(increase)in repossessed assets	66,355	(77,595)

Net cash absorbed by investing activities	(11,695,615)	(10,238,838)

FINANCING ACTIVITIES
Dividends paid	(279,223)	(254,845)
Net increase (decrease)in deposits	3,265,355	(1,515,455)
Proceeds from FHLB advances and repurchase agreements	12,423,325	13,523,613
Proceeds from issuance of common stock	---	34,739

Net cash provided by financing activities	15,409,457	11,788,052

INCREASE IN CASH AND CASH EQUIVALENTS	4,795,739	3,131,279

CASH AND CASH EQUIVALENTS -- beginning of period	3,625,796	3,507,261

CASH AND CASH EQUIVALENTS -- end of period	$ 8,421,535	$ 6,638,540

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

There were no stock options granted during the three month periods ended June 30, 2007 and 2006. No compensation expense was recognized for the three month periods ended June 30, 2007 and 2006 as no options were granted or vested.

NEXT PAGE

The following summarizes the stock option activity for the three months ended June 30, 2007:

	Weighted Average Exercise		Weighted Average Remaining Contractual	Intrinsic Value of Unexercised In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2007	478,500	$8.21
Granted	---	---
Exercised	---	---
Forfeited	---	---
Options outstanding, June 30, 2007	478,500	$8.21	4.9
Options exercisable, June 30, 2007	478,500	$8.21	4.9	$1,541,392

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

There were no options exercised during the three month ended June 30, 2007.

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

	For the Three Months Ended

	June 30, 2007			June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS

Income available to common stockholders	$1,028,923	4,295,732	$0.24	$1,023,182	4,246,262	$0.24

Effect of Dilutive Securities

Options	---	142,219		---	154,816

Diluted EPS

Income available to common stockholders	$1,028,923	4,437,951	$0.23	$1,023,212	4,401,078	$0.23

NEXT PAGE

During the quarter ended June 30, 2007, no stock options were excluded from the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2006, stock options representing 47,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

Information in the above table has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2007:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 7,214,000	1.50%	$36,972,000	7.69%	$29,758,000
Core Capital	19,237,000	4.00	36,972,000	7.69	17,735,000
Risk-based Capital	31,227,000	8.00	40,884,000	10.47	9,657,000

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

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2007 and 2006 was $4,482,058 and $2,998,542 respectively. Total income taxes paid for the three months ended June 30, 2007 and 2006 was $97,000 and $450,514.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2007 and 2006:

NEXT PAGE

Three months Ended June 30	2007	2006

Net Income	$1,028,923	$1,023,182

Other comprehensive loss, net of tax
Unrealized(losses)on securities:
Unrealized holding losses arising during the period	(432,707)	(503,361)

Total comprehensive income	$ 596,216	$ 519,821

Note 8. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended June 30
	2007	2006
Service cost	$ 77,336	$ 72,011
Interest cost	44,055	36,048
Expected return on plan assets	(43,935)	(35,876)
Recognized net actuarial loss	6,608	6,849
	$ 84,064	$ 79,032

As disclosed in the Company's Form 10-K for the year ended March 31, 2007, a contribution of $423,000 to its pension plan is expected during the current fiscal year. As of June 30, 2007, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2008.

NEXT PAGE

Note 9. - Securities

Information pertaining to securities with gross unrealized losses at June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$ -	$ -	$391,504	$22,189,500

State and municipal obligations	-	-	11,049	449,636

	-	-	402,553	22,639,136

Available for Sale

Equity securities	322,500	5,810,000	934,805	4,632,951

	$322,500	$5,810,000	$1,337,358	$27,272,087

At June 30, 2007, 48 debt securities had unrealized losses with aggregate depreciation of 1.75% from the Corporation's amortized cost basis. These unrealized losses related principally to government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

At June 30, 2007, four marketable equity securities had unrealized losses with aggregate depreciation of 10.75% from the Corporation's cost basis. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. Management anticipates that the fair value of this issue will approximate the security's par value on the next dividend reset date. The securities have an investment grade rating of AA or better. These unrealized losses relate primarily to government agencies. The movement in the market value of the securities is closely related to changes in interest rates. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have

NEXT PAGE

occurred. As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

Net income was up slightly for the three months ended June 30, 2007. Net income totaled $1,029,000 for the quarter ended June 30, 2007 compared to $1,023,000 for the June 30, 2006 quarter. Net income was essentially unchanged due to an increase in net interest income and noninterest income offset by increases in noninterest expenses and the provision for loan losses. The increases in noninterest expenses resulted primarily from higher compensation and benefits associated with additional loan personnel and the additional personnel needed to staff the branch opened in April, 2006. The increase in the loan loss provision was attributable primarily to the increase in commercial real estate lending in our loan portfolio. The increase in noninterest income during the current periods is related primarily to increased activity in deposit transaction accounts and mortgage loan fees. Total noninterest income increased $97,000, or 13.3%, to $829,037 for the three months ended June 30, 2007, compared to the same period during the prior year.

Net interest income for the quarter ended June 30, 2007 increased $183,000, or 5.0%, to $3.8 million compared to the same period during the prior year. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing liabilities, primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended June 30, 2007 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship between short-term and long-term interest rates. We also did not purchase any investment securities during the three months ended June 30, 2007 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact interest rate changes may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $274.9 million in adjustable rate loans or 67% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a rising interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the June 30, 2007 quarter was borrowings due both to the seasonal nature of checking account balances and more competitive time deposit rates. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased,

NEXT PAGE

deposit balances in money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

NEXT PAGE

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

FINANCIAL CONDITION

The Company's total assets increased $16.4 million to $479.5 million at June 30, 2007 from $463.1 million at March 31, 2007 due to an increase in loans receivable of $11.3 million and cash of $4.8 million. This increase was funded with increases in both borrowings and deposits which increased $13.0 million and $3.3 million, respectively at June 30, 2007, from March 31, 2007. Deposits increased due primarily to customers' preferences for high interest rate time deposits and savings accounts compared to money market accounts. The increase in deposits was due to an increase in time deposits of $3.7 million, savings of $1.2 million, and partially offset by a decrease in money market accounts of $1.5 million. Stockholders' equity increased $0.3 million to $38.9 million at June 30, 2007, from $38.6 million at March 31, 2007, due to earnings for the three month period ended June 30, 2007, a decrease in the net unrealized gain on securities available for sale and the cash dividend payment.

At June 30, 2007, non-performing assets totaled approximately $1.3 million or .28% of assets compared to $1.5 million or .32% of assets at March 31, 2007.Non-performing assets at June 30, 2007 were comprised primarily of loans 90 days or more delinquent which totaled $1.2 million. At June 30, 2007, our allowance for loan losses to non-performing loans was 237.4% and to total loans was .76%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2007, there were also $2.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $204,000.

NEXT PAGE

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2007, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.6%.

At June 30, 2007, we had commitments to purchase or originate $17.9 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $192.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At June 30, 2007, we did not have brokered or internet time deposits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007 was $1,029,000 compared to $1,023,000 for the three months ended June 30, 2006. Net interest income increased $183,000, and non-interest income increased $97,000 during the three months ended June 30, 2007 compared to the same period in 2006. Return on equity for the three months ended June 30, 2007 was 10.49% compared to 11.46% for the three month period ended June 30, 2006. Return on assets on an annualized basis was 0.87% for quarter ended June 30, 2007 compared to 0.95% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $1.1 million to $8.1 million for the three months ended June 30, 2007, from $6.9 million for the three months ended June 30, 2006, due to both higher average loan balances, and higher yields for the three months ended June 30, 2007 as compared to the period ended June 30, 2006. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 7.11% for the three months ended June 30, 2007 compared to 6.70% for the three months ended June 30, 2006.

Interest Expense. Total interest expense increased by $1.0 million to $4.2 million for the quarter ended June 30, 2007, from $3.3 million for the quarter ended June 30, 2006. Interest on deposits increased by $790,000 to $2.9 million for the quarter ended June 30, 2007 from $2.2 million for the quarter ended June 30, 2006 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $175,000 to $1.3 million for the quarter ended June 30, 2007, from $1.1 million for the quarter ended June 30, 2006, due to an increase in the average rate paid and average balance of borrowings. The average balance for borrowings increased from $89.8 million for the June 30, 2006 quarter to $99.0 million for the June 30, 2007 period while the rate paid on borrowings increased from 4.97% to 5.22% for the same periods. The average rate paid on interest-bearing liabilities was 3.96% during the three months ended June 30, 2007 compared to 3.34% for the three months ended June 30, 2006.

NEXT PAGE

Provision for Loan Losses. The provision for loan losses increased by $94,000 to $135,000 for the three months ended June 30, 2007, from $41,000 for the three months ended June 30, 2006. The increase in the provision for loan losses for the quarter ended June 30, 2007 was due to the inherent risk associated with the increase in our loan portfolio. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At June 30, 2007, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company's loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income increased by $97,000 to $829,000 for the three months ended June 30, 2007, from $732,000 for the three months ended June 30, 2006 due primarily to an increase in service charges and fees on transaction accounts and mortgage loan fees. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense. Noninterest expense increased by $173,000 to $3.0 million for the three months ended June 30, 2007 compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $117,000 to $1.8 million compared to the same period last year.The increase in compensation and benefits resulted from additional loan personnel.

Taxes. Taxes increased by $7,000 to $505,000 for the three months ended June 30, 2007, from $498,000 for the three months ended June 30 2006. The effective tax rate increased to 32.9% for the June 30, 2007 quarter from 32.7% for the June 30, 2006 quarter due to differences in components of taxable income.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2007.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2007.

NEXT PAGE

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

NEXT PAGE

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk since March 31, 2007 year end. Market risk is discussed as part of management's discussion and analysis under asset/liability management in the Company's annual report for March 31, 2007.

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter

NEXT PAGE

ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: August 13, 2007	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on May 5, 2006 as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

Exhibit Number	Document

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications