Form 10-Q
period 2007-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2007-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

 Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on November 9, 2007:   4,297,958.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION

NEXT PAGE

Part I. Financial Information

Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS
Cash (including interest-bearing deposits of approximately 3,744,000 and $1,045,000)	$ 9,481,239	$ 3,625,796
Securities
Held to maturity	23,581,891	23,585,975
Available for sale, at fair value	13,136,418	14,250,095
Restricted investment in Federal Home Loan Bank stock, at cost	5,137,100	4,822,100
Loans receivable, net of allowance for loan losses of $3,215,120 and $3,078,397	415,751,660	399,252,394
Real estate owned	313,790	181,212
Property and equipment, net	7,878,952	8,021,271
Accrued interest receivable
Loans	1,954,644	1,827,965
Investments	420,829	404,300
Prepaid expenses and other assets	7,959,660	7,141,113
Total Assets	$485,616,183	$463,112,221

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$343,378,126	$330,537,704
Advances from Federal Home Loan Bank	96,000,000	89,000,000
Securities sold under agreement to repurchase	3,099,905	1,739,690
Advance payments by borrowers for taxes and insurance	99,282	142,511
Other liabilities	3,785,888	3,121,904

Total Liabilities	446,363,201	424,541,809

Stockholders' Equity
Preferred stock $.01 par value, authorized 3,000,000 shares, none outstanding	- - -	- - -
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,297,958 and 4,295,732 shares outstanding	42,979	42,957
Additional paid in capital	5,107,084	5,097,321
Retained earnings	33,624,677	32,277,332
Accumulated other comprehensive income	478,242	1,152,802
Total Stockholders' Equity	39,252,982	38,570,412

Total Liabilities and Stockholders' Equity	$485,616,183	$463,112,221

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30		Six Months Ended September 30

	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$7,645,088	$6,751,963	$15,168,044	$13,115,213
Investment securities	240,178	257,548	480,357	517,334
Other	299,253	289,873	593,732	576,340
Total Interest Income	8,184,519	7,299,384	16,242,133	14,208,887

INTEREST EXPENSE
Deposits	3,103,551	2,395,850	6,049,991	4,552,780
Borrowed money	1,252,603	1,239,706	2,543,903	2,355,630
Total interest expense	4,356,154	3,635,556	8,593,894	6,908,410

NET INTEREST INCOME	3,828,365	3,663,828	7,648,239	7,300,477

PROVISION FOR LOAN LOSSES	217,225	81,086	352,701	122,260

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,611,140	3,582,742	7,295,538	7,178,217

NONINTEREST INCOME
Service charges, fees and commissions	729,418	753,111	1,466,551	1,402,200
Other	127,317	102,712	219,222	185,590
Total noninterest income	856,735	855,823	1,685,773	1,587,790

NONINTEREST EXPENSE
Compensation & benefits	1,837,978	1,680,501	3,655,927	3,380,991
Occupancy	358,545	352,656	714,463	702,582
Data processing	359,877	295,847	694,069	607,766
Federal insurance premium	9,578	9,549	19,324	18,621
Advertising	159,384	100,101	219,409	195,044
Other	452,654	377,692	854,464	717,812
Total noninterest expense	3,178,016	2,816,346	6,157,656	5,622,816

INCOME BEFORE TAXES	1,289,859	1,622,219	2,823,655	3,143,191

INCOME TAXES	412,972	539,427	917,845	1,037,217

NET INCOME	$ 876,887	$1,082,792	$1,905,810	$2,105,974

BASIC EARNINGS PER SHARE	$0.20	$0.26	$0.44	$0.50
DILUTED EARNINGS PER SHARE	$0.20	$0.25	$0.43	$0.48
DIVIDENDS PER SHARE	$0.065	$0.065	$0.13	$0.125

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2007	2006
OPERATING ACTIVITIES	(Unaudited)
Net income	$ 1,905,810	$ 2,105,974
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	352,701	122,260
Depreciation	305,184	294,224
Amortization of premium and accretion of discount on securities, net	4,084	4,924
(Decrease) increase in net deferred loan fees	(34,737)	71,921
(Increase)(decrease) in deferred income taxes	(80,054)	75,167
Increase in other assets	(961,773)	(65,071)
Increase in other liabilities	540,701	1,418,669

Net cash provided by operating activities	2,031,916	4,028,068

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	---	350,000
Net increase in loans	(16,217,987)	(21,434,517)
Purchases of property and equipment	(162,865)	(208,256)
Purchase of FHLB stock	(315,000)	(630,000)
(Increase (decrease) in repossessed assets	(132,578)	(112,822)

Net cash absorbed by investing activities	(16,828,430)	(22,035,595)

FINANCING ACTIVITIES
Dividends paid	(558,465)	(530,948)
Net increase in deposits	12,840,422	5,695,494
Proceeds from FHLB advances and repurchase agreements	8,360,215	14,008,465
Proceeds from issuance of common stock	9,785	34,739

Net cash provided by financing activities	20,651,957	19,207,750

INCREASE IN CASH AND CASH EQUIVALENTS	5,855,443	1,200,223

CASH AND CASH EQUIVALENTS -- beginning of period	3,625,796	3,507,261

CASH AND CASH EQUIVALENTS -- end of period	$ 9,481,239	$ 4,707,484

See accompanying notes to unaudited interim consolidated financial statements.

NEXT PAGE

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

There were no stock options granted during the three and six month periods ended September 30, 2007 and 2006. No compensation expense was recognized for the three and six month periods ended September 30, 2007 and 2006 as no options were granted or vested.

NEXT PAGE

The following summarizes the stock option activity for the three months ended September 30, 2007:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, June 30, 2007	478,500	$8.21
Granted	---	---
Exercised	10,300	8.05
Forfeited	---	---
Options outstanding, September 30, 2007	468,200	$8.21	4.7
Options exercisable, September 30, 2007	468,200	$8.21	4.7	$721,774

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

Options exercised during the three and six month ended September 30, 2007 totaled 10,300, with an intrinsic value of $20,328.

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

	For the Three Months Ended

	September 30, 2007			September 30, 2006

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS

Income available to common stockholders	$ 876,887	4,297,120	$0.20	$1,082,792	4,247,650	$0.26

Effect of Dilutive Securities
Options	---	96,981		---	169,673

Diluted EPS
Income available to common stockholders	$ 876,887	4,394,101	$0.20	$1,082,792	4,417,323	$0.25

During the quarter ended September 30, 2007, stock options representing 114,000 shares were excluded from the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended

NEXT PAGE

September 30, 2006, no stock options shares were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended

	September 30, 2007			September 30, 2006

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,905,810	4,296,430	$0.44	$2,105,974	4,246,956	$0.50

Effect of Dilutive Securities
Options	---	119,600		---	164,244

Diluted EPS
Income available to common stockholders	$1,905,810	4,416,030	$0.43	$2,105,974	4,411,200	$0.48

Information in the above tables has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2007:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
Tangible Capital	$ 7,299,000	1.50%	$37,876,000	7.78%	$30,577,000
Core Capital	19,465,000	4.00	37,876,000	7.78	18,411,000
Risk-based Capital	32,070,000	8.00	41,599,000	10.38	9,529,000

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

NEXT PAGE

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2007 and 2006 was $8,357,702 and $5,180,785 respectively. Total income taxes paid for the six months ended September 30, 2007 and 2006 was $1,107,191 and $1,428,117.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the six-month periods ended September 30, 2007 and 2006:

Six months Ended September 30	2007	2006
Net Income	$1,905,810	$2,105,974

Other comprehensive income loss, net of tax
Unrealized gains(losses)on securities:
Unrealized holding gains losses arising
during the period	(674,560)	358,775

Total comprehensive income	$1,231,250	$ 2,464,479

Note 8. - Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended September 30
	2007	2006
Service cost	$ 77,336	$ 72,011
Interest cost	44,055	36,048
Expected return on plan assets	(43,935)	(35,876)
Recognized net actuarial loss	6,608	6,849
	$ 84,064	$ 79,032

NEXT PAGE

	Six Months Ended September 30
	2007	2006
Service cost	$ 154,672	$ 144,022
Interest cost	88,110	72,096
Expected return on plan assets	(87,870)	(71,752)
Recognized net actuarial loss	13,216	13,698
	$168,128	$158,064

As disclosed in the Company's Form 10-K for the year ended March 31, 2007, a contribution of $423,000 to its pension plan is expected during the current fiscal year. As of September 30, 2007, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2008.

NOTE 9. - SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$ -	$ -	$128,664	$21,952,000

State and municipal obligations	-	-	7,535	452,994

	-	-	136,199	22,404,994
Available for Sale

Equity securities	524,500	5,608,000	1,037,005	4,531,625

	$524,500	$5,608,000	$1,173,204	$26,936,619

At September 30, 2007, 47 debt securities had unrealized losses with aggregate depreciation of 0.60% from the Corporation's amortized cost basis. These unrealized losses related principally to government agencies. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

NEXT PAGE

At September 30, 2007, four marketable equity securities had unrealized losses with aggregate depreciation of 13.35% from the Corporation's cost basis. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. Management anticipates that the fair value of this issue will approximate the security's par value on the next dividend reset date. The securities have an investment grade rating of AA or better. These unrealized losses relate primarily to government agencies. The movement in the market value of the securities is closely related to changes in interest rates. In analyzing the issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred. As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. The following is primarily from management's perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein. Net income for the six months ended September 30, 2007 decreased to $1,906,000 compared to $2,106,000 for the six months ended September 30, 2006 due primarily to an increase in noninterest expenses offset by an increase in net interest income and noninterest income.

Net income was $877,000 for the quarter ended September 30, 2007 compared to $1,083,000 for the September 30, 2006 quarter. Net income decreased due to an increase in noninterest expenses and the provision for loan loss. The increases in noninterest expenses resulted primarily from higher compensation and benefits associated with the addition of three full time equivalent employees, primarily in loan and information technology positions; expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and direct marketing campaigns. The increase in the loan loss provision was attributable primarily to both the increase in home equity lending and anticipated charge-offs related to certain loans for which we have established specific reserves.

Net interest income for the quarter ended September 30, 2007 increased $165,000, or 4.5%, to $3.8 million compared to the same period during the prior year. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing liabilities, primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended September 30, 2007 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship

NEXT PAGE

between short-term and long-term interest rates. We also did not purchase any investment securities during the three months ended September 30, 2007 and anticipate limited security purchases during the remainder of the current fiscal year. Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact interest rate changes may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $277.4 million in adjustable rate loans or 67% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company's interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the September 30, 2007 quarter was deposits due to competitive time deposit rates. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have increased, deposit balances in money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank's margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. While growth in the Bank's loan portfolio for the September 30, 2007 quarter was primarily in home equity lending, growth for the six months ended September 30, 2007 has primarily been in commercial real estate lending. We anticipate that future loan growth will continue to be primarily in commercial real estate.

During our fiscal year 2008,we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the September 30, 2007 quarter we sold our credit card portfolio with an approximate loan balance of $500,000 which resulted in a gain of $37,000.

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

NEXT PAGE

FINANCIAL CONDITION

The Company's total assets increased $22.5 million or 4.9% to $485.6 million at September 30, 2007 decreased 19.0% from $463.1 million at March 31, 2007 due to an increase in loans receivable of $16.5 million or 4.1% and cash of $5.9 million or 161%. This increase was funded with increases in both deposits and borrowings which increased $12.8 million or 3.9% and $8.4 million or 9.3%, respectively at September 30, 2007, from March 31, 2007. Deposits increased due primarily to customers' preferences for high interest rate time deposits and savings accounts compared to money market accounts. The increase in deposits was due to an increase in time deposits of $14.2 million, partially offset by a decrease in checking accounts of $2.8 million. Stockholders' equity increased $700,000 or 1.8% to $39.3 million at September 30, 2007, from $38.6 million at March 31, 2007, due to earnings for the six month period ended September 30, 2007, offset by a decrease in the net unrealized gain on securities available for sale and cash dividend payments.

At September 30, 2007, non-performing assets totaled approximately $1.7 million or .35% of assets compared to $1.5 million or .32% of assets at March 31, 2007. Non-performing assets at September 30, 2007 were comprised primarily of loans 90 days or more delinquent which totaled $1.4 million. At September 30, 2007, our allowance for loan losses to non-performing loans was 185.2% and to total loans was .77%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of September 30, 2007, there were also $3.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $738,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2007, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 10.0%.

At September 30, 2007, we had commitments to purchase or originate $14.3million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $198.1 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At September 30, 2007, we did not have brokered or internet time deposits.

NEXT PAGE

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 decreased 19.0% to $877,000 compared to $1,083,000 for the three months ended September 30, 2006. Net interest income increased $165,000 or 4.5%, the provision for loan losses increased $136,000 and non-interest expense increased $362,000 during the three months ended September 30, 2007 compared to the same period in 2006. Return on equity for the three months ended September 30, 2007 was 8.96% compared to 11.93% for the three month period ended September 30, 2006. Return on assets on an annualized basis was 0.74% for quarter ended September 30, 2007 compared to 0.98% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $885,000 or 12.1% to $8.2 million for the three months ended September 30, 2007, from $7.3 million for the three months ended September 30, 2006, due to both higher average loan balances, and higher yields for the three months ended September 30, 2007 as compared to the period ended September 30, 2006. The increase in yields was due to higher market interest rates generally. The average yield earned on interest-earning assets was 7.35% for the three months ended September 30, 2007 compared to 6.93% for the three months ended September 30, 2006.

Interest Expense. Total interest expense increased by $721,000 or 19.8% to $4.4 million for the quarter ended September 30, 2007, from $3.6 million for the quarter ended September 30, 2006. Interest on deposits increased by $708,000 to $3.1 million for the quarter ended September 30, 2007 from $2.4 million for the quarter ended September 30, 2006 due to an increase in the average rate paid and higher average deposit balances, primarily time deposit accounts. Interest expense on borrowed money increased by $13,000 to $1.3 million for the quarter ended September 30, 2007, from $1.2 million for the quarter ended September 30, 2006, due to an increase average balance of borrowings offset by a decrease in the average rate paid. The average balance for borrowings increased from $93.2 million for the September 30, 2006 quarter to $97.2 million for the September 30, 2007 period while the rate paid on borrowings decreased from 5.27% to 5.11% for the same periods. The average rate paid on interest-bearing liabilities was 3.99% during the three months ended September 30, 2007 compared to 3.60% for the three months ended September 30, 2006.

Provision for Loan Losses. The provision for loan losses increased by $136,000 to $217,000 for the three months ended September 30, 2007, from $81,000 for the three months ended September 30, 2006. The increase in the provision for loan losses for the quarter ended September 30, 2007 was based on managements review of the inherent risk associated with the increase in home equity lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At September 30, 2007, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company's loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income. Noninterest income was essentially unchanged for the September 30, 2007 quarter compared to the September 30, 2006 quarter due to a decrease in transaction account fees offset by the gain on the sale of our

NEXT PAGE

credit card portfolio as discussed above. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution's approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense. Noninterest expense increased by $362,000 or 12.9% to $3.2 million for the three months ended September 30, 2007 compared to the same period last year. The increases in noninterest expenses resulted primarily from higher compensation and benefits associated with the addition of three full time equivalent employees, primarily in loan and information technology positions; expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and direct marketing campaigns.

Taxes. Taxes decreased by $126,000 to $413,000 for the three months ended September 30, 2007, from $539,000 for the three months ended September 30 2006. The effective tax rate decreased to 32.0% for the September 30, 2007 quarter from 33.3% for the September 30, 2006 quarter.

Six Months Ended September 30, 2007 and 2006

General. Net income for the six months ended September 30, 2007 decreased 9.5% to $1,906,000 compared to $2,106,000 for the six months ended September 30, 2006, due primarily to an increase in noninterest expenses offset by an increase in net interest income and noninterest income. Income before income taxes decreased to $2.8 million for the six months ended September 30, 2007 from $3.1 million for the same period in the prior year. Return on equity for the six months ended September 30, 2007 was 9.69% compared to 11.78% for the six month period ended September 30, 2006. Return on assets was .79% for six months ended September 30, 2007 compared to .97% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $2.0 million or 14.1% to $16.2 million for the six months ended September 30, 2007, from $14.2 million for the six months ended September 30, 2006, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 6.07% to 7.12% for the same periods.

Interest Expense. Total interest expense increased by $1.7 million or 24.6% to $8.6 million for the six months ended September 30, 2007, from the six months ended September 30, 2006. Interest on deposits increased to $6.0 million for the six months ended September 30, 2007, from $4.6 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 2.98% for the six months ended September 30, 2006 to 3.64% for the same period in the current fiscal year. Interest expense on borrowed money increased to $2.5 million for the six months ended September 30, 2007 from $2.4 million for the six months ended September 30, 2006, due to both an increase in the average outstanding balance on borrowings and in the average rate on borrowing balances. The average balance on borrowings increased from $91.5 million for the six months ended September 30, 2006 to $98.1 million for the current six month period. The average rate paid on borrowings increased from 5.15% for the six months ended September 30, 2006 to 5.19% for the six month period ended September 30, 2007.

Provision for Loan Losses. The provision for loan losses increased to $353,000 for the six months ended September 30, 2007 from $122,000 for the same period last year based on managements review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

NEXT PAGE

Noninterest Income. Noninterest income increased to $1.7 million for the six months ended September 30, 2007, from $1.6 million for the six months ended September 30, 2006, due primarily to an increase in fee income related to loan and transaction accounts, and a gain on the sale of our credit card portfolio as discussed above.

Noninterest Expenses. Noninterest expenses increased $535,000 for the six months ended September 30, 2007, compared to the same period last year. The increases in noninterest expenses resulted primarily from higher compensation and benefits associated the addition of three full time equivalent employees, primarily in loan and information technology positions; expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002; direct marketing campaigns and information technology purchases.

Taxes. Taxes decreased to $918,000 for the six months ended September 30, 2007, from $1,037,000 for the six months ended September 30, 2006. The effective tax rate decreased to 32.5% for the September 30, 2007 period from 33.0% for the same period ended September 30, 2006.

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

Item 4. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on July 25, 2007. The following directors were elected for a three year term at the meeting: Jane C. Hickok and Dale C. Smith. The following directors' term of office continued after the meeting: Charles F. Andersen, Charles W. Fairchilds, P. Douglas Richard, Morgan N. Trimyer, Jr. and James R. Cooke, Jr.

The only matter voted on at the annual meeting was the election of the following two directors, each for a term of three years:

	For	Withheld
Jane C. Hickok	3,568,958	80,077
Dale C. Smith	3,643,824	5,211

Item 5.  Other Information

Not Applicable.

Item 6. Exhibits

See Exhibit Index

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 12, 2007	By:	/s/ R. Jerry Giles R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

NEXT PAGE

EXHIBIT INDEX

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and currently in effect, filed on May 5, 2006 as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4	Registrant's Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2	Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant's 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4	Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5	Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6	Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7	Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

NEXT PAGE

10.8	Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant's Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9	Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10	Registrant's 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11	Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant's 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant's Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 4 of the Notes to Unaudited Interim Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications