Form 10-Q
period 2007-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2008-02-11
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 2007.

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

   For the transition period from __________________________ to__________________________

Commission file number    000-18261

COMMUNITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1532044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

38 North Central Ave., Staunton, VA 24401
(Address of principal executive offices)

(540) 886-0796
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act  (Check one):

    Large accelerated filer   [   ]     Accelerated filer  [  ]     Non-Accelerated filer    [  ]        Small reporting company  [X]
                             (do not check if a small
                    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes  [   ]      No [X]

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on February 8, 2008:  4,310,958.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Cash(including interest-bearing deposits of approximately $1,894,000 and $1,045,000)	$4,699,236	$3,625,796
Securities
Held to maturity	21,663,554	23,585,975
Available for sale, at fair value	10,153,259	14,250,095
Restricted investment in Federal Home Loan Bank stock, at cost	5,542,100	4,822,100
Loans receivable, net of allowance for loan losses of $3,174,360 and $3,078,397	428,866,840	399,252,394
Repossessed assets	334,579	181,212
Property and equipment, net	7,758,977	8,021,271
Accrued interest receivable
Loans	2,052,260	1,827,965
Investments	296,386	404,300
Prepaid expenses and other assets	9,949,321	7,141,113
Total Assets	$491,316,512	$463,112,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$342,542,344	$330,537,704
Advances from Federal Home Loan Bank	104,000,000	89,000,000
Securities sold under agreement to repurchase	2,431,685	1,739,690
Advance payments by borrowers for taxes and insurance	84,944	142,511
Other liabilities	4,111,374	3,121,904

Total Liabilities	453,170,347	424,541,809

Stockholders’ Equity
Preferred stock $.01 par value,
authorized 3,000,000 shares,	---	---
none outstanding
Common stock, $0.01 par value,
authorized 20,000,000 shares,
4,310,958 and 4,295,732 shares outstanding	43,110	42,957
Additional paid in capital	5,204,452	5,097,321
Retained earnings	34,268,935	32,277,332
Accumulated other comprehensive income (loss)	(1,370,332)	1,152,802
Total Stockholders’ Equity	38,146,165	38,570,412

Total Liabilities and Stockholders’ Equity	$491,316,512	$463,112,221

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31		Nine Months Ended December 31

	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$7,562,839	$6,944,366	$22,730,883	$20,059,578
Investment securities	232,144	250,235	712,500	767,569
Other	291,785	296,966	885,518	873,307
Total Interest Income	8,086,768	7,491,567	24,328,901	21,700,454

INTEREST EXPENSE
Deposits	3,223,827	2,671,418	9,273,818	7,224,198
Borrowed money	1,207,798	1,203,931	3,751,701	3,559,561
Total interest expense	4,431,625	3,875,349	13,025,519	10,783,759

NET INTEREST INCOME	3,655,143	3,616,218	11,303,382	10,916,695

PROVISION FOR LOAN LOSSES	102,586	100,631	455,287	222,892

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,552,557	3,515,587	10,848,095	10,693,803

NONINTEREST INCOME
Service charges, fees and commissions	812,737	747,578	2,279,289	2,149,780
Other	103,967	92,078	323,188	277,667
Total noninterest income	916,704	839,656	2,602,477	2,427,447

NONINTEREST EXPENSE
Compensation & benefits	1,884,810	1,710,762	5,540,737	5,091,753
Occupancy	360,347	359,037	1,074,810	1,061,620
Data processing	352,370	299,297	1,046,439	907,063
Federal insurance premium	9,634	9,292	28,959	27,913
Advertising	128,891	104,104	348,299	299,149
Other	372,664	317,223	1,227,128	1,035,033
Total noninterest expense	3,108,716	2,799,715	9,266,372	8,422,531

INCOME BEFORE TAXES	1,360,545	1,555,528	4,184,200	4,698,719

INCOME TAXES	436,795	513,845	1,354,640	1,551,062

NET INCOME	$923,750	$1,041,683	$2,829,560	$3,147,657

BASIC EARNINGS PER SHARE	$0.21	$0.24	$0.66	$0.74
DILUTED EARNINGS PER SHARE	$0.21	$0.24	$0.64	$0.71
DIVIDENDS PER SHARE	$0.065	$0.065	$0.195	$0.19

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31

	2007	2006

OPERATING ACTIVITIES
Net income	$2,829,560	$3,147,657
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	455,287	222,892
Depreciation	463,538	440,538
Amortization of premium and accretion
of discount on securities, net	5,277	7,386
Increase(decrease) in net deferred loan fees	37,879	(83,825)
(Decrease)in deferred income taxes	(120,243)	(112,945)
(Increase)in other assets	(2,808,208)	(268,736)
Increase in other liabilities	989,470	1,398,585

Net cash provided by operating
Activities	1,852,560	4,751,852

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity
Securities	1,917,143	1,170,000
Net increase in loans	(28,587,615)	(26,376,917)
Purchases of property and equipment	(201,244)	(358,866)
(Purchase)of FHLB stock	(720,000)	(315,000)
(Increase)in Repossessed assets	(153,367)	(20,937)

Net cash absorbed by investing activities	(27,745,083)	(25,901,720)

FINANCING ACTIVITIES
Dividends paid	(837,957)	(807,051)
Net increase in deposits	12,004,640	15,608,778
Proceeds from advances and other borrowed
money	15,691,995	7,968,791
Proceeds from issuance of common stock	107,285	254,252

Net cash provided by financing activities	26,965,963	23,024,770

INCREASE IN CASH AND CASH EQUIVALENTS	1,073,440	1,874,902

CASH AND CASH EQUIVALENTS – beginning of period	3,625,796	3,507,261

CASH AND CASH EQUIVALENTS – end of period	$4,699,236	$5,382,163

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

NOTE 2. - STOCK SPLIT

On July 26, 2006, the Company declared a 2 for 1 stock split in the form of a 100% stock dividend payable on August 23, 2006. Basic and diluted earnings per share have been retroactively adjusted for this split for all periods presented.

NOTE 3. - STOCK-BASED COMPENSATION PLAN

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to April 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

There were no stock options granted during the three and nine month periods ended December 31, 2007 and no stock-based compensation recognized as no options were granted or vested.

The following summarizes the stock option activity for the three months ended December 31, 2007:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, September 30, 2007	468,200	$8.21
Granted	---	---
Exercised	(13,000)	$7.50
Forfeited	(1,200)	5.06
Options outstanding, December 31, 2007	454,000	$8.24	4.6
Options exercisable, December 31, 2007	454,000	$8.24	4.6	$633,991

Information in the above table has been restated to reflect the 2 for 1 split in the form of a 100% stock dividend described in Note 2.

The total intrinsic value of in-the-money options exercised during the three month ended December 31, 2007 was $ 15,150.

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

	For the Three Months Ended

	December 31, 2007			December 31, 2006

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS

Income available to common stockholders	$923,750	4,304,882	$0.21	$1,041,683	4,252,395	$0.24

Effect of Dilutive Securities

Options	---	84,450		---	148,689

Diluted EPS

Income available to common stockholders	$923,750	4,389,332	$0.21	$1,041,683	4,401,084	$0.24

During the quarter ended December 31, 2007, stock options representing 114,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31,

2006, stock options representing 47,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended

	December 31, 2007			December 31, 2006

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS

Income available to common stockholders	$2,829,560	4,299,257	$0.66	$3,147,657	4,248,779	$0.74

Effect of Dilutive Securities

Options	---	103,461		---	157,726

Diluted EPS

Income available to common stockholders	$2,829,560	4,402,718	$0.64	$3,147,657	4,406,505	$0.71

Information in the above table has been restated to reflect the 2 for 1 stock split in the form of a 100% stock dividend described in Note 2.

NOTE 5. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2007:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$7,456,000	1.50%	$37,795,000	7.60%	$30,339,000
Core Capital	19,882,000	4.00	37,795,000	7.60	17,913,000
Risk-based Capital	33,228,000	8.00	40,914,000	9.85	7,686,000

The Company’s primary source of funds for the payment of dividends to its stockholders are dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NOTE 6. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2007 and 2006 was $12,694,780 and $9,954,910, respectively. Total income taxes paid for the nine months ended December 31, 2007 and 2006 was $1,474,213 and $1,988,362.

NOTE 7. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended December 31, 2007 and 2006:

	Nine months Ended December 31

Nine months Ended December 31	2007	2006

Net Income	$2,829,560	$3,147,657

Other comprehensive income (loss), net of tax unrealized gains(losses)on securities:
Unrealized holding gains (losses) arising during the period	(2,523,134)	476,830

Total comprehensive income	$306,426	$3,624,487

NOTE 8. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	December 31

	2007	2006

Service cost	$77,336	$72,011
Interest cost	44,055	36,048
Expected return on plan assets	(43,935)	(35,876)
Recognized net actuarial loss	6,608	6,849

	$84,064	$79,032

	Nine Months Ended
	December 31

	2007	2006

Service cost	$232,008	$216,034
Interest cost	132,165	108,143
Expected return on plan assets	(131,805)	(107,628)
Recognized net actuarial loss	19,824	20,547

	$252,192	$237,096

The Company made a contribution of $1,065,840 to its pension plan for the current fiscal year on December 7, 2007.

NOTE 9. – SECURITIES

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value
	Unrealized Losses

Held to Maturity

United States government and
agency obligations	$-	$-	$22,925	$8,557,400

State and municipal obligations	-	-	3,786	396,586
	-	-	26,711	8,953,986
Available for Sale

Equity securities	1,376,500	4,756,000	1,895,418	3,669,505

	$1,376,500	$4,756,000	$1,922,129	$12,623,491

At December 31, 2007, 20 debt securities had unrealized losses with aggregate depreciation of 0.30% from the Corporation’s amortized cost basis.  These unrealized losses related principally to government agencies.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

At December 31, 2007, four marketable equity securities had unrealized losses with aggregate depreciation of 27.97% from the Corporation’s cost basis.  One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. Management anticipates that the fair value of this issue will approximate the security’s par value on the next dividend reset date. The securities have an investment grade rating of AA or better.  These unrealized losses relate primarily to government agencies.  The movement in the market value of the securities is closely related to changes in interest rates.  In analyzing the issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. The following is primarily from management’s perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

Net income for the nine months ended December 31, 2007 decreased $318,000 or 10.1% to $2,830,000 compared to $3,148,000 for the nine months ended December 31, 2006. Net income for the quarter ended December 31, 2007 decreased $117,000 or 11.2% to $924,000 compared to $1,042,000 for the December 31, 2006 quarter.  Net income for the quarter and nine months decreased due primarily to an increase in noninterest expense resulting from higher expenses associated with compensation and benefits, data processing and a direct marketing campaign.  Net income for the nine month period was also affected by a higher provision for loan losses and expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act, partially offset by an increase in net interest income and noninterest income.

Net interest income for the quarter ended December 31, 2007 increased $39,000, or 1.08%, to $3.7 million and for the nine months ended December 31, 2007 increased $387,000, or 3.5%, to $11.3 million compared to the comparable periods last year. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter and nine months ended December 31, 2007 was the growth in interest-earning assets, primarily loans, which was offset by a compressing interest rate spread. The decrease in the interest rate spread is due primarily to the current market relationship between short-term and long-term interest rates. We did not purchase any investment securities during the nine months ended December 31, 2007 and anticipate limited security purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $282.3 million in adjustable rate loans or 66% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the December 31, 2007 quarter was borrowings. Deposits were down due to the seasonal nature of transaction accounts. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. As interest rates have decreased, deposit balances in savings and money market accounts have decreased as customers have transferred funds to time deposits or equities markets. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. While growth in the Bank's loan portfolio for the December 31, 2007 quarter was primarily in owner-occupied 1-4 family lending and commercial real estate, growth for the nine months ended December 31, 2007 has primarily been in commercial real estate lending. We anticipate that future loan growth will continue to be primarily in commercial real estate. At December 31, 2007, our assets totaled $491.3 million, including net loans receivable of $428.9 million, compared to total assets of $463.1 million, including net loans receivable of $399.3 million, at March 31, 2007.  Commercial real estate loans totaled $143.1 million or 33.4% and residential real estate loans totaled $121.0 million or 28.2% of our total loan portfolio at December 31, 2007 compared to commercial real estate loans of $119.4 million or 29.9% and residential real estate loans of $118.0 million or 30.0% at March 31, 2007.

At December 31, 2007, non-performing assets totaled approximately $3.0 million or .62% of assets compared to $1.5 million or .32% of assets at March 31, 2007. Our allowance for loan losses to non-performing loans was 104.9% and to total loans was .73% at December 31, 2007. Subsequent to December 31, 2007, the Company disposed of one loan in the amount of $1.0 million which was 90 days delinquent at December 31, 2007. The Company anticipates recognizing approximately $117,000 in pre-tax income during the March 31, 2008 quarter as a result of the disposition.

During our fiscal year 2008,we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the September 30, 2007 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000 which resulted in a gain of $37,000.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

FINANCIAL CONDITION

The Company's total assets increased $28.2 million to $491.3 million at December 31, 2007 from $463.1 million at March 31, 2007 due to an increase in loans receivable of $29.6 million. This increase was funded with increases in both borrowings and deposits which increased $15.7 million and $12.0 million, respectively at December 31, 2007, from March 31, 2007. Deposits increased due primarily to customers’ preferences for high interest rate time deposits compared to savings and money market accounts. The increase in deposits was due to an increase in time deposits of $17.7 million and money market accounts of $600,000 and partially offset by a decrease in non-interest bearing accounts of $4.5 million, checking accounts of $1.2 million, and savings accounts of $600,000. Stockholders’ equity decreased $500,000 to $38.1 million at December 31, 2007, from $38.6 million at March 31, 2007, due to unrealized losses on securities available for sale and by three cash dividend payments, offset by earnings for the nine month period ended December 31, 2007.

At December 31, 2007, non-performing assets totaled approximately $3.0 million or .62% of assets compared to $1.5 million or .32% of assets at March 31, 2007. Non-performing assets at December 31, 2007 were comprised primarily of loans 90 days or more delinquent which totaled $2.7 million. At December 31, 2007, our allowance for loan losses to non-performing loans was 104.9% and to total loans was .73%. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2007, there were also $2.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $203,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2007, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.9%.

At December 31, 2007, we had commitments to purchase or originate $18.4 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $207.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At December 31, 2007, we did not have brokered or internet time deposits.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006.

General.  Net income for the three months ended December 31, 2007 decreased $118,000 or 11.2% to $924,000 from $1,042,000 for the three months ended December 31, 2006. Net interest income increased $39,000, and non-interest income increased $77,000 during the three months ended December 31, 2007 compared to the same period in 2006. Return on equity for the three months ended December 31, 2007 was 9.33% compared to 11.51% for the three month period ended December 31, 2006. Return on assets was 0.76% for quarter ended December 31, 2007 compared to 0.95% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $595,000 to $8.1 million for the three months ended December 31, 2007, from $7.5 million for the three months ended December 31, 2006, due to higher average loan balances. offset by lower yields. The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 6.92% for the three months ended December 31, 2007 compared to 7.01% for the three months ended December 31, 2006.

Interest Expense.  Total interest expense increased by $556,000 to $4.4 million for the quarter ended December 31, 2007, from $3.9 million for the quarter ended December 31, 2006. Interest on deposits increased by $552,000 to $3.2 million for the quarter ended December 31, 2007 from $2.7 million for the quarter ended December 31, 2006 due to an increase in the average rate paid and higher average deposit balances. Interest expense on borrowed money increased by $4,000 to $1.2 million for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006. An increase in the average balance of borrowings from $91.4 million for the December 31, 2006 quarter to $98.3 million for the December 31, 2007, was offset by a decrease in the average rate paid on borrowings from 5.23% to 4.88% for the same periods. The average rate paid on interest-bearing liabilities was 3.98% during the three months ended December 31, 2007 compared to 3.80% for the three months ended December 31, 2006.

Provision for Loan Losses.  The provision for loan losses increased by $2,000 to $103,000 for the three months ended December 31, 2007, from $101,000 for the three months ended December 31, 2006. The amount of the provision for loan losses for the quarter ended December 31, 2007 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At December 31, 2007, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income increased by $77,000 to $917,000 for the three months ended December 31, 2007, from $840,000 for the three months ended December 31, 2006 due primarily to an increase in service charges and fees on transaction accounts. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $309,000 to $3.1 million for the three months ended December 31, 2007 compared to the same period last year. The increase in noninterest expense resulted primarily from higher compensation and benefits associated with the addition of three full time equivalent employees, primarily in the areas of lending, information technology and compliance, as well as the expenses associated with our checking account direct marketing campaigns and information technology purchases during the quarter.

Taxes.  Taxes decreased by $77,000 to $437,000 for the three months ended December 31, 2007, from $514,000 for the three months ended December 31, 2006. The effective tax rate decreased from 33.0% for the December 31, 2006 quarter to 32.1% for the December 31, 2007 quarter.

Nine Months Ended December 31, 2007 and 2006

General.  Net income for the nine months ended December 31, 2007 decreased $318,000 or 10.1% to $2,830,000 compared to $3,148,000 for the nine months ended December 31, 2006. The decline was due primarily to an increase in noninterest expense offset by an increase in net interest income and noninterest income. Return on equity for the nine months ended December 31, 2007 was 9.57% compared to 11.52% for the nine month period ended December 31, 2006. Return on assets was .79% for nine months ended December 31, 2007 compared to .96% for the same period in the previous fiscal year.

Interest Income.  Total interest income increased by $2.6 million to $24.3 million for the nine months ended December 31, 2007, from $21.7 million for the nine months ended December 31, 2006, due to both an increase in the average loan balances and an increase in the yield on loans during the period. The yield on loans and securities increased from 6.88% to 7.06% for the same periods.

Interest Expense.  Total interest expense increased by $2.2 million to $13.0 million for the nine months ended December 31, 2007, from the nine months ended December 31, 2006.  Interest on deposits increased by $2.1 million to $9.3 million for the nine months ended December 31, 2007, from $7.2 million for the same period last year due to both an increase in the average deposit balances and the average rate on deposit balances. The rate paid on deposits increased from 3.13% for the nine months ended December 31, 2006 to 3.68% for the same period in the current fiscal year. Interest expense on borrowed money increased to $3.8 million for the nine months ended December 31, 2007 from $3.6 million for the nine months ended December 31, 2006, due to an increase in the average outstanding balance on borrowings offset by a decrease in the average rate on borrowing balances. The average balance on borrowings increased from $91.5 million for the nine months ended December 31, 2006 to $98.2 million for the current nine month period. The average rate paid on borrowings decreased from 5.19% for the nine months ended December 31, 2006 to 5.10% for the nine month period ended December 31, 2007.

Provision for Loan Losses.  The provision for loan losses increased to $445,000 for the nine months ended December 31, 2007 from $223,000 for the same period last year. The increased provision was based on managements’ review of the inherent risks associated with the loan portfolio and the level of the allowance for loan losses, which included the increase in the commercial real estate portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income increased to $2.6 million for the nine months ended December 31, 2007, from $2.4 million for the nine months ended December 31, 2006, due primarily to an increase in fee income related to loan and transaction accounts.

Noninterest Expenses.  Noninterest expenses increased $844,000 for the nine months ended December 31, 2007, compared to the same period last year. The increase is attributable to compensation and benefits, which increased by $449,000 to $5.5 million compared to the same period last year. The increases in noninterest expenses resulted primarily from higher compensation and benefits associated with the addition of three full time equivalent employees, primarily in loan, information technology and compliance; expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002; direct marketing campaigns and information technology purchases.

Taxes.  Taxes decreased to $1,355,000 for the nine months ended December 31, 2007, from $1,551,000 for the nine months ended December 31, 2006. The effective tax rate decreased from 33.0% for the December 31, 2006 period to 32.4% for the same period ended December 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2007.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of SFAS 158 were implemented by the [Company/Bank] as of December 31, 2006.  The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances.  The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after

December 15, 2008, with early adoption permitted.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10).  In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158.  The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.  The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

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

•
the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•
the timely development of and acceptance of new products and services of Community Financial Corporation and Community Bank, and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•
the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since March 31, 2007 year end. Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report for March 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 12, 2008	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1
Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2	Bylaws, as amended and restated, filed on December 20, 2007 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4
Registrant’s Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

10.1
Amended and Restated Employment Agreement by and between Community Bank and P. Douglas Richard, filed on May 5, 2006, as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.2
Form of Change in Control Agreement by and between Community Financial Corporation and each of P. Douglas Richard and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.3	Registrant’s 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
10.4
Amended and Restated Employment Agreement by and between Community Bank and Chris P. Kyriakides, filed on May 5, 2006 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.5
Form of Change in Control Agreement by and between Community Bank and each of R. Jerry Giles, Norman C. Smiley, Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.6
Retirement Agreements by and between Community Bank and Non-Employee Directors filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.7
Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.8
Salary Continuance Agreements by and between Community Bank and Officers Richard, Kyriakides, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

10.9
Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.10
Registrant’s 2003 Stock Option and Incentive Plan, filed on September27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11
Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant’s 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications