Form 10-K
period 2008-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2008-06-27
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
−−−−−−−−−−−
FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:   MARCH 31, 2008
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18265.
−−−−−−−−−−−
COMMUNITY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1532044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Avenue, Staunton, Virginia	24401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Capital Market
Title of Class	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ]  No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant  was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  [X]  Yes    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   [   ]                                                                                                 Accelerated filer   [   ]

Non-accelerated filer (Do not check if a smaller reporting company)  [   ]   Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No  X

As of May 31, 2008, there were issued and outstanding 4,343,358 shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2007, was approximately $40.0 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

ii

iii

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

PART I

ITEM 1.  BUSINESS

General

Community Financial Corporation is a Virginia corporation, which owns Community Bank.  Community Bank was organized in 1928 as a Virginia-chartered building and loan association, converted to a federally-chartered savings and loan association in 1955 and to a federally-chartered savings bank in 1983.  In 1988, Community Bank converted to the stock form of organization through the sale and issuance of shares of our common stock.  References in this document to we, us, our, the Corporation, the Company and the Bank refer to Community Financial and/or Community Bank as the context requires.

Our principal asset is the outstanding stock of Community Bank, our wholly owned subsidiary. Our common stock trades on The Nasdaq Stock Market under the symbol “CFFC.”

Community Financial Corporation and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2008, Community had $491.2 million in assets, deposits of $350.7 million and stockholders' equity of $38.7 million. Community’s primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg and Virginia Beach, Virginia.

Like all financial institutions Community Bank’s operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.  This annual report on Form 10-K, as well as other public information that we file with the Securities and Exchange Commission, is also available on our website at www.cbnk.com and on the Securities and Exchange Commission’s website at www.sec.gov.

Our Operating Strategy

Our goal is to operate and grow a profitable community-oriented financial institution, and to maximize stockholder value by:

•	retaining our community-oriented focus to meet the financial needs of the communities we serve;

•	enhancing our focus on core deposits, including savings and checking accounts;

•	maintaining a high level of asset quality.

•
selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer’s full relationship.  We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;

•
growing and diversifying our loan portfolio by emphasizing the origination of commercial and multi-family real estate loans, one- to four-family residential mortgage loans, construction loans, secured business loans and consumer loans;

•	expanding our banking network by opening de novo branches and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

•	controlling operating expenses while continuing to provide quality personal service to our customers;

•	utilizing borrowings as needed to fund growth and enhance profitability; and

Lending Activities

General.  We concentrate our lending activities on first mortgage conventional loans secured by residential properties, commercial and multi-family real estate with an emphasis on multi-family housing,  and to a lesser extent construction loans secured by commercial and multi-family real estate and one-to four-family residential properties. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than residential mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia.  Since 2004, our residential loan portfolio as a percentage of our total loan portfolio has steadily declined while our commercial real estate, construction, commercial business and consumer lending portfolios have increased.  The change is the result of our attempt to diversify our loan portfolio, maximize the expertise of our loan officers and exploit the growth in our market areas.  Additionally, the change in our loan portfolio has occurred due to customers’ preference for fixed rate mortgage loans in a historically low interest rate environment rather than adjustable rate mortgage loans.  As part of our asset liability management strategy, we have not originate fixed rate residential loans with terms of 15 years or more for our portfolio for approximately six years.

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

Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved.  Individual loan officer limits for one-to four-family real estate loans range from $100,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000.  One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank.  One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be approved by one member of senior management and two other officers.  Any loan not exceeding $1,000,000 may be approved by the Bank’s loan committee.  All mortgage loans in excess of $1,000,000 must be approved by the Board of Directors. Individual loan officer limits for unsecured non-real estate loans range from $10,000 to $50,000 and secured non-real estate loans range $15,000 to $175,000. Non-real estate loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers.  Non-real estate loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

 The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2008, the maximum amount which we could have loaned to one borrower and the borrower’s related entities or invested in any one project was approximately $6.3 million. At March 31, 2008, we only had 11borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2008, in excess of $3.0 million, with the largest being a $6.25 million relationship consisting of four loans secured by residential real estate and a motel.  All of these loans in excess of $3.0 million are performing in accordance with their payment terms.  We also had 14 other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2008 of between $2.0 million and $3.0 million, all of which loans are performing in accordance to their payment terms.

Loan Portfolio Composition.  The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$122,605	27.08%	$118,044	28.59%	$115,169	30.77%	$123,256	34.94%	$121,143	41.50%
Commercial	150,059	33.14	119,354	28.91	105,990	28.32	95,700	27.12	73,107	25.04
Construction	53,891	11.90	48,857	11.83	41,645	11.13	35,019	9.92	25,321	8.68
Total real estate	326,555	72.12	286,255	69.33	262,804	70.22	253,975	71.98	219,571	75.22
Consumer Loans:
Home equity	32,780	7.24	30,806	7.46	20,992	5.61	17,963	5.09	14,557	4.99
Automobile	44,961	9.93	50,992	12.34	49,996	13.36	44,112	12.50	31,297	10.72
Other	6,930	1.53	7,171	1.74	6,911	1.84	6,638	1.88	7,844	3.46
Total consumer	84,671	18.70	88,969	21.54	77,899	20.81	68,713	19.47	55,939	19.17
Commercial business	41,578	9.18	37,691	9.13	33,564	8.97	30,174	8.55	16,361	5.61
Total loans receivable	452,804	100.00%	412,915	100.00%	374,267	100.00%	352,862	100.00%	291,871	100.00%
Less:
Undisbursed loans in process	13,599		11,884		13,822		14,133		10,480
Deferred (costs) fees and unearned discounts	(1,184)		(1,299)		(1,235)		(1,100)		(556)
Allowance for losses	3,215		3,078		2,966		3,021		2,646
Total loans receivable, net	$437,174		$399,252		$358,714		$336,808		$279,301

The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$22,146	4.89%	$24,657	5.97%	$25,952	6.93%	$34,129	9.67%	$27,132	9.30%
Commercial	22,592	4.99	15,097	3.66	13,651	3.65	12,303	3.49	11,482	3.93
Construction(1)	6,870	1.52	--	0.00	855	0.23	--	0.00	643	0.22
Total real estate loans	51,608	11.40	39,754	9.63	40,458	10.81	46,432	13.16	39,257	13.45
Home equity	5,692	1.26	4,972	1.20	4,816	1.29	4,413	1.25	7,779	2.67
Automobile	44,843	9.90	50,895	12.32	49,840	13.32	43,970	12.46	31,115	10.65
Other	5,872	1.30	5,619	1.36	5,548	1.47	5,488	1.55	4,096	1.41
Total consumer loans	56,407	12.46	61,486	14.88	60,204	16.08	53,871	15.26	42,990	14.73
Commercial business	19,912	4.40	17,721	4.29	15,340	4.10	11,330	3.21	6,218	2.13
Total fixed-rate loans	127,927	28.26	118,961	28.80	116,002	30.99	111,633	31.63	88,465	30.31
Adjustable-Rate loans:
Real Estate:
Residential	100,459	22.19	93,387	22.62	89,217	23.84	89,127	25.27	94,011	32.20
Commercial	127,467	28.15	104,257	25.25	92,339	24.67	83,397	23.63	61,625	21.11
Construction(2)	47,021	10.38	48,857	11.83	40,790	10.90	35,019	9.92	24,678	8.46
Total real estate loans	274,9471	60.72	246,5011	59.70	222,346	59.41	207,543	58.82	180,314	61.77
Home equity	27,088	5.98	25,834	6.26	16,176	4.32	13,550	3.84	6,778	2.33
Automobile	118	0.03	97	0.02	156	0.04	142	0.04	182	0.06
Other	1,058	0.23	1,552	0.38	1,363	0.37	1,150	0.33	5,989	2.05
Total consumer loans	28,264	6.24	27,483	6.66	17,695	4.73	14,842	4.21	12,949	4.44
Commercial Business	21,666	4.78	19,970	4.84	18,224	4.87	18,844	5.34	10,143	3.48
Total adjustable-rate loans	324,877	71.74	293,954	71.20	258,265	69.01	241,229	68.37	203,406	69.69
Total loans receivable	$452,804	100.00%	$412,915	100.00%	$374,267	100.00%	$352,862	100.00%	$291,871	100.00%

_________________
(1) Includes residential real estate construction loans of $247,000, $0, $0, $0, and $643,000, and commercial real estate construction loans of $6.6 million, $0, $855,000, $0, and $0 at March 31, 2008, 2007, 2006, 2005, and 2004, respectively.

(2) Includes residential real estate construction loans of $43.3 million, $47.2 million, $39.6 million, $33.1 million, and $22.7 million, and commercial real estate construction loans of $3.7 million, $1.7 million, $1.2 million, $1.9 million, and $2.0 million at March 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Loan Maturity and Repricing.  The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2008, before net items.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2009	$47,422	$21,833	$69,255
2010 to 2013	6,469	18,184	24,653
After 2013	--	1,561	1,561

Totals	$53,891	$41,578	$95,469

The total amount of loans in the above table due after March 31, 2009, which have fixed interest rates is $22.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $3.8 million.

One-to Four-Family Residential Real Estate Lending. We originate loans secured by one- to four-family residences, substantially all of which are located in our market areas. We evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one-to four-family residential real estate loans in amounts of 80% or less of the appraised value.  In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less. For the year ended March 31, 2008, 84.5% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2008, only $22.1 million, or 4.9%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans.

To compete with other lenders in our market area, we make one, three, five, and to a much lesser extent, seven and ten-year adjustable-rate mortgage (“ARM”) loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually after the initial period, based on a stated interest margin over the yields on one year U.S. Treasury Bills.  Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  At March 31, 2008, residential ARM loans totaled $100.5 million, representing 81.9% of our total residential real estate loans and 22.2% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

All one- to four-family real estate mortgage loans originated by us contain a “due-on-sale” clause that allows us to declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is our policy to enforce these due-on-sale clauses concerning fixed-rated loans and to permit assumptions of ARM loans, for a fee, by qualified borrowers.

We require, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interests. The cost of this insurance coverage is paid by the borrower. We generally do not require escrows for taxes and insurance.

Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2008, commercial real estate and construction loans aggregated $204.0 million or 45.0% of our total loans receivable, before net items, with $174.5 million of these loans having adjustable interest rates and $29.5 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market areas.

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

In our underwriting of commercial real estate and construction loans, we may lend, under federal regulations, up to 100% of the security property’s appraised value, although the loan to original appraised value ratio on such properties is generally 80% or less. Our commercial real estate and construction loan underwriting  requires an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property.

At March 31, 2008, we had commercial real estate loans totaling $150.1 million, including 68 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $130.7 million.  The largest loan or lending relationship to a single borrower was for $6.25 million, which consisted of four loans secured by residential real estate and a motel.

The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2008, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	31	$12,793
Hotel and motel	19	18,184
Commercial and industrial buildings	102	33,350
Raw land	194	42,231
Church	10	1,584
Restaurant	11	2,477
Warehouse	29	9,268
Retail Store	74	25,532
School/Recreational	14	4,640 10,304
Commercial construction	5
Total	484	$160,363

The largest portion of our commercial real estate portfolio consists of loans secured by raw land.  The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots.  Land loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Land loans for subdivisions are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of our land loans are secured by property located in our primary market area.  We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements.  Loans secured by raw land increased from $34.8 million at March 31, 2007 to $42.2 million at March 31, 2008, due primarily to the employment of additional loan officers and the increased development activity in our market areas.

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.  At March 31, 2008, we had $442,000 of non-performing raw land loans.

We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of non-residential properties, one-to four-family residences and the development of one-to-four family lots in Virginia. The loan amount on construction loans is generally limited to 80% of the completed value of the project with inspections made during the course of the project to ensure work is completed consistent with draws.  These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process.  At March 31, 2008, we had $43.5 million or 9.6% of our total loans receivable, before net items, in 154 residential construction loans, the largest of which was $956,000, compared to $47.2 million or 11.4% at March 31, 2007.  Residential construction loans totaled approximately 80.7% of the total construction loan portfolio.

At March 31, 2008, we had five commercial construction loans totaling $10.4 million, the largest one having an outstanding balance of $5,000,000. These loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. The loan amount on construction loans is generally limited to 80% of the completed value of the project with inspections made during the course of the project to ensure work is completed consistent with draws. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s sale value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because we usually provide loans to a developer for the entire estimated cost of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans.  We also offer unsecured loans.  We originate our consumer loans primarily in our market areas.  At March 31, 2008, our consumer loans totaled $84.7 million or 18.7% of our total loans receivable, before net items. With the exception of $27.1 million of home equity lines of credit loans at March 31, 2008, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years.

The largest component of our consumer loans is automobile loans. We originate automobile loans on a direct and indirect basis.  Automobile loans totaled $45.0 million at March 31, 2008, or 9.9% of our total loan portfolio, before net items, with $6.8 million in direct loans and $38.2 million in indirect loans.  Our automobile loan portfolio has increased from $31.3 million for fiscal 2004 to $45.0 million at March 31, 2008, or 43.8%.  The increase in automobile loans is attributable to indirect lending relationships with automobile dealerships in our lending areas.  The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area.  Indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive.  Automobile loans may be written for a term of up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans.  For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer’s credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring.  Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.  However, because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.  At March 31, 2008, we had $1.0 million in non-performing automobile loans, which included $640,000 in indirect automobile loans.

At March 31, 2008, our home equity loans totaled $32.8 million and comprised 7.2% of our total loan portfolio, before net items, including $27.1 million of home equity lines of credit.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit may also not exceed 90% of the value of the property securing the loan.  Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest or with a fixed rate of interest.  Home equity lines of credit have a 20 year term and amounts may be reborrowed after payment at any time during the life of the loan.  At March 31, 2008, unfunded commitments on these lines of credit totaled $21.5 million.

During our fiscal year 2008, we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the September 30, 2007 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000 which resulted in a gain of $37,000.

The underwriting standards employed by us for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($59,000 at March 31, 2008), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. At March 31, 2008, our commercial business loans totaled $41.6 million, or 9.2%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.  Our commercial business lending activities encompass loans with a variety of purposes and security, including but are not limited to business automobiles, equipment and accounts receivable.  We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower’s character, management capabilities, capacity to repay the loan, the adequacy of the borrower’s capital and collateral. An analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

Unlike residential mortgage loans which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations

Federal regulations authorize us to make real estate loans anywhere in the United States. However, at March 31, 2008, substantially all of our real estate loans were secured by real estate located in our market area.

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.

Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last four fiscal years.  Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.  We have not originated any fixed-rate loans with maturities equal to or greater than 15 years in the last six years and as a result have not sold any loans recently.

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

The following table shows our loan origination and repayment activities for the periods indicated.  We did not purchase or sell any loans during the reported periods.

	Year Ended March 31,
	2008	2007	2006
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$34,113	$38,784	$27,140
- commercial	37,837	24,554	20,906
Non-real estate – consumer	531	656	8,703
Total adjustable rate	72,481	63,994	56,749
Fixed Rate:
Real estate - 1-4 family residential	6,256	7,006	1,416
- commercial	9,452	2,506	10,242
Non-real estate- consumer	21,252	26,143	28,422
Total fixed rate	36,960	35,655	40,080
Sales and Repayments:
Principal repayments	69,552	61,001	75,423
Total reductions	69,552	61,001	75,423
Increase/(Decrease) in other items, net	1,967	(1,890)	(500)
Net increase	$37,922	$40,538	$21,906

Asset Quality

Delinquent Loans.  When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower., generally with 15 days of the loan becoming delinquent. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us.

The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2008. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate, Multi-Family and Land		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	8	$1,125	2	$294	1	$119	89	$794	6	$155	106	$2,487
60-89 days	2	120	--	--	--	--	9	87	5	55	16	262
90 days and over	4	447	2	442	--	--	7	59	2	78	15	1,026
Total delinquent loans	14	$1,692	4	$736	1	$119	105	$940	13	$288	137	$3,775

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

	March 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$137	$142	$230	$70	$37
Real Estate	889	1,173	239	339	1,076

Total non-accruing loans	1,026	1,315	469	409	1,113
Real estate acquired through foreclosure	593	181	120	139	621
Total non-performing assets	$1,619	$1,496	$589	$548	$1,734

Total as a percentage of total assets	.33%	.32%	.14%	.14%	.51%
Allowance for loan losses	$3,215	$3,078	$2,966	$3,021	$2,646

Non-performing assets at March 31, 2008 were comprised primarily of real estate owned, repossessed automobiles and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

Nonaccrual loans amounted to $1,026,000 at March 31, 2008.  If interest on these loans had been accrued, such income would have approximated $45,000 for the year ended March 31, 2008, none of which is included in interest income.

Other Loans Of Concern.  In addition to the non-performing assets set forth in the table above, as of March 31, 2008, we had approximately $5.1 million of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date. These loans have been considered in management's determination of our allowance for loan losses.

Of the $5.1 million in other loans of concern, $2.8 million is comprised of residential real estate and consumer loans and $2.3 million commercial real estate and business loans.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at March 31, 2008, we had classified $3.2 million of our assets as substandard, none as doubtful and none as loss. The $3.2 million in classified loans is comprised primarily of residential and commercial real estate loans.

Allowance for Losses on Loans and Real Estate.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  See "Management's Discussion and Analysis of Financial Condition

and Results of Operations - Results of Operations - Provision for Loan Losses” in Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$3,078	$2,966	$3,021	$2,646	$1,940
Provision charged to operations	625	388	177	870	846
Charge-offs:
Residential real estate	(44)	---	---	---	(46)
Commercial Real Estate, Multifamily and Land.	(3)	---	---	(241)	---
Construction	(25)	---	---	(51)	(24)
Home Equity	---	---	---	---	---
Automobile	(437)	(279)	(236)	(332)	(176)
Other	(73)	(76)	(79)	(50)	(43)
Commercial Business	(41)	(2)	(29)	(6)	---
Recoveries:
Residential real estate	---	---	---	11	69
Commercial Real Estate, Multifamily and Land.	1	---	---	43	---
Construction	---	---	---	---	---
Home Equity	---	---	---	4	---
Automobile	79	55	63	85	54
Other	10	26	49	29	26
Commercial Business	45	---	---	13	---
Net charge-offs	(488)	(276)	(232)	(495)	(140)
Balance at end of period	$3,215	$3,078	$2,966	$3,021	$2,646
Ratio of net charge-offs during the period to average loans outstanding during the period	.12%	.07%	.07%	.16%	.05%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate, Multi-Family and Land	Construction	Commercial Business	Home Equity	Consumer	Total
	(Dollars in Thousands)
March 31, 2008:
Amount of loan loss allowance	$258	$981	$383	$565	$130	$898	$3,215
Percent of loans in each category to total loans	27.08%	33.14%	11.90%	9.18%	7.24%	11.46%	100.00%

March 31, 2007:
Amount of loan loss allowance	$238	$819	$354	$530	$109	$1,028	$3,078
Percent of loans in each category to total loans	28.59%	28.90%	11.83%	9.13%	7.46%	14.09%	100.00%

March 31, 2006:
Amount of loan loss allowance	$250	$713	$350	$514	$96	$1,043	$2,966
Percent of loans in each category to total loans	30.77%	28.32%	11.13%	8.97%	5.61%	15.20%	100.00%

March 31, 2005:
Amount of loan loss allowance	$308	$718	$409	$554	$109	$923	$3,021
Percent of loans in each category to total loans	34.94%	27.12%	9.92%	8.55%	5.09%	14.38%	100.00%

March 31, 2004:
Amount of loan loss allowance	$283	$889	$299	$286	$112	$777	$2,646
Percent of loans in each category to total loans	41.49%	25.05%	8.68%	5.61%	4.99%	14.18%	100.00%

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

As a member of the Federal Home Loan Bank of Atlanta, we had $5.2 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2008 and for the year ended March 31, 2008, we received $311,000 in dividends on such stock.

The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2008
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years		Total Investment Securities(1)
	Book Value	Book Value	Book Value		Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$500	$2,000	$	---	$2,500	$2,507
State agency obligations and commercial paper	240	200		---	440	441
Total Investment Securities	$740	$2,200	$	---	$2,940	$2,948

Weighted Average Yield (2)	2.98%	4.05%		---%	3.78%	3.77%
            ______________________
            (1) Included in the above table are $2.0 million of securities that are callable in three years or less.

            (2) The weighted average yield is not computed on a tax equivalent basis.

The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.  At March 31, 2008, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2008		2007		2006
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$12,762	100.0%	$1,045	100.0%	$1,742	100.0%

Investment securities:
Federal agency obligations	$2,500	14.1%	$22,581	52.9%	$23,333	53.9%
State agencies and commercial paper	440	2.5	1,005	2.4	2,138	4.9
United States agency equity securities	9,562	54.0	14,250	33.4	13,539	31.2
Subtotal	12,502	70.6	37,836	88.7	39,010	90.0
FHLB stock	5,211	29.4	4,822	11.3	4,350	10.0
Total investment securities and FHLB stock	$17,713	100.0%	$42,658	100.0%	$43,360	100.0%
Average remaining life or term to repricing (1)		2 Years		2 Years		3 Years
            ____________________
            (1) Excludes Freddie Mac common stock and other marketable equity securities.

During fiscal 2008, the market rates paid on investment securities decreased.  During fiscal 2008 and 2007, we made limited investment securities purchases due to the minimal spread between short and long term rates during most of  these reporting periods.

The above table includes preferred stock issued by government agencies that are investment grade or better. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. At March 31, 2008, this preferred stock issue had a fair value of $759,500 and unrealized loss of $469,240. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. During the fiscal year 2007, management engaged an investment advisor to assist in the determination of the expected fair value of this preferred issue at the next dividend reset date and to assess for any potential permanent impairment. Management anticipates that the fair value of this issue will approximate the security’s par value on the next dividend reset date. The Corporation has the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2008	2007	2006
	(In Thousands)
Passbook and statement accounts	$27,520	$27,584	$31,228
NOW and Super NOW accounts	55,034	58,109	58,484
Money market accounts	22,364	20,122	21,345
One-to five-year fixed-rate certificates	210,903	221,069	185,501
Six-month and 91 day certificates	34,910	3,654	10,291
Total	$350,731	$330,538	$306,849

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2008	2007	2006
	(Dollars in Thousands)
Opening balance	$330,538	$306,849	$275,430
Net deposits	8,677	15,811	25,547
Interest credited	11,516	7,878	5,872
Ending balance	$350,731	$330,538	$306,849
Net increase	$20,193	$23,689	$31,419
Percent increase	6.11%	7.72%	11.41%

During fiscal 2006, the change in deposits was related primarily to rising interest rates and customers’ preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. Due to these efforts we experienced an increase in both non-interest bearing demand and time deposits during fiscal 2006. During fiscal 2007, the change in deposits was related primarily to rising interest rates and customers’ preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. During fiscal 2008, the increase in deposits was related primarily to customers’ preference for relatively higher rate short-term time deposits in a declining rate environment. We may use borrowings from time to time as an alternative source of funds. See “- Borrowings.”

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$27,641	---%	$29,549	---%	$28,602	---%
Interest bearing demand deposits	45,747	1.50	45,042	1.32	45,960	0.96
Savings deposits	27,690	1.33	28,115	0.80	35,893	0.73
Time deposits	236,530	4.78	208,501	4.43	175,811	3.52
Total deposits	$337,608	3.66%	$311,207	3.23%	$286,266	2.41%

The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%		2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%		6.01- 7.00%	Total
	(Dollars in Thousands)
March 31, 2008		$88	$4,253	$56,806	$136,432	$48,234	$	---	$245,813
March 31, 2007	$	---	$10,366	$25,536	$78,910	$109,911	$	---	$224,723
March 31, 2006		$1,627	$32,378	$58,252	$100,186	$3,349	$	---	$195,792

The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2008.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$38,416	$72,001	$35,350	$27,656	$173,423
Certificates of deposit of $100,000 or more	14,921	31,246	15,023	11,200	72,390
Total certificates of deposit	$53,337	$103,247	$50,373	$38,856	$245,813

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

Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral.  At March 31, 2008, we had $2,834,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 6 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2008	2007	2006
	(Dollars in thousands)

Securities sold under agreements to repurchase	$2,834	$1,740	$976
FHLB advances	96,000	89,000	78,000
Total Borrowings	$98,834	$90,740	$78,976

Weighted average interest rate of borrowings	2.74%	5.18%	4.71%

Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2008	2007	2006
	(Dollars in Thousands)
Amount outstanding at year end	$76,000	$84,000	$73,000
Average interest rate on amount at year end	2.75%	5.35%	4.85%

Average amount outstanding during the year	$87,962	$85,003	$67,167
Average interest rate during the year	4.80%	5.34%	4.00%

Maximum amount outstanding during the year	$100,000	$91,000	$77,000

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

We consider our primary markets for deposits to be Augusta County and Hampton Roads and for mortgage loans to be Augusta and Rockingham Counties and the Hampton Roads area.  We estimate that our market share of savings deposits in Augusta County is approximately 15% and our share of mortgage loans in Augusta and Rockingham Counties is less than 10%. The opening of an office by the Bank in April, 1997 in Virginia Beach, Virginia expanded the Bank’s market area to the Hampton Roads area of Virginia.

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

Federal Regulation of Savings Associations.  Community Bank, as a federally chartered savings bank, is subject to regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations.  This regulation of Community Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.  Community Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Community Financial.  See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.”  Community Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Community Bank to the maximum extent permitted by law.

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

Insurance of Accounts and Regulation by the FDIC. Community Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Community Bank’s had exhausted all its one-time credits as of March 31, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2008 averaged 1.16 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  We are not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Regulatory Capital Requirements.  To be considered well capitalized, an institution must have a ratio of Tier 1 capital to total adjusted assets of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0%.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles.  At March 31, 2008, Community Bank had no intangibles in Tier 1 capital.

Total capital consists of Tier 1 and Tier 2 capital.  Tier 2 capital generally consists of certain permanent and maturing capital instruments that do no qualify as Tier 1 capital and up to 1.25% of risk-weighted assets in allowance for loan and lease losses.  The amount of Tier 2 capital includable in total capital may not exceed the amount of Tier 1 capital.  Risk-weighted assets are determined by assigning a risk weight ranging from 0% to 100% to all assets and certain off-balance sheet items.  At March 31, 2008, Community Bank was adequately capitalized.

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

The Office of Thrift Supervision is authorized, and under certain circumstances required, to take certain actions against savings banks that are not at least adequately capitalized.  Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  Additional restrictions may apply, including a forced merger, acquisition, or liquidation of the institution.  The Office of Thrift Supervision generally is authorized to reclassify an institution into a lower capital category and impose the restrictions if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the Office of Thrift Supervision of any of these measures on Community Bank may have a substantial adverse effect on our operations and profitability.  Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Qualified Thrift Lender Test.  All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2008, Community Bank met the test and has always met the test since its effective date.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Community Bank was examined for Community Reinvestment Act compliance in January, 2005 and received a rating of “Satisfactory”.

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

Federal and State Taxation

Federal Taxation.  Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2008, Community Bank’s had no excess reserves to be recaptured.

In addition to the regular income tax, corporations, including savings associations such as Community Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings association’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association’s supplemental reserves for losses on loans (“Excess”), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).

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

P. Douglas Richard, age 64, is President and Chief Executive Officer of the Company. He was appointed to those positions in April, 2000 and prior to those appointments he was a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company in 1997, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

R. Jerry Giles, age 59, is our Chief Financial Officer and Senior Vice President, a position he has held since April 1994. Prior to joining the Company in April 1994, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Chris P. Kyriakides, age 45, is our Senior Vice President and Regional President, a position he has held since January, 1997.  Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

Benny N. Werner, age 59, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Norman C. Smiley, III, age 46, was appointed President of Community Bank in March, 2008. He was previously the Chief Lending Officer and Senior Vice President. Prior to joining the Company in April 1996, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

Employees

At March 31, 2008, we had a total of 134 employees, including 28 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

The following table sets forth information at March 31, 2008, with respect to our offices, furniture and equipment.  We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2008
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,187,000

Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	586,000

Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	940,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	854,000

101 Community Way Staunton, Virginia	1999	2039	4,500	558,000

2134 Raphine Road, Raphine, Virginia	2001	2011	2,308	53,000

21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,260,000

123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,587,000

1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	287,000

463 Hidden Creek Lane Harrisonburg, Virginia	2005	2008	2,000	62,000

102 Walker Street Lexington, Virginia	2006	2028	2,200	274,000

211 West Frederick Street Staunton, Virginia	2008	Owned	4,445	275,000

Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2008 was $242,610.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2008, there were approximately 449 holders of record of Community Financial common stock.  Community Financial common stock is traded on The Nasdaq Capital Market under the symbol “CFFC.”  The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or “street” name.

The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by us for the stated periods. All information for the periods presented has been retroactively restated to reflect the stock split declared July 26, 2006.

Fiscal 2008	High	Low	Close	Dividend Declared
March 2008	$9.09	$7.03	$8.00	$.065
December 2007	10.40	8.37	8.99	.065
September 2007	11.00	9.20	9.30	.065
June 2007	11.89	11.00	11.43	.065

Fiscal 2007	High	Low	Close	Dividend Declared
March 2007	$12.75	$11.05	$11.75	$.065
December 2006	12.50	11.00	11.72	.065
September 2006	12.97	10.59	11.81	.065
June 2006	12.03	10.94	11.70	.060

The Board of Directors of Community Financial makes dividend payment decisions with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions.  Our ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, and indirectly, by the Office of Thrift Supervision.  Restrictions on dividend payments from Community Bank to Community Financial (Community Financial’s primary source of funds for the payment of dividends to its stockholders) are described in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Equity Compensation Plan information contained in Item 13 of this Form 10-K is incorporated herein by reference.  No stock was repurchased by the Company during the fourth quarter of fiscal 2008.

The following graph compares the performance of the Company’s common stock with The Nasdaq Stock Market Index and the Hemscott Savings and Loan Group Index.   The comparison assumes $100 was invested on March 31, 2003 in Community Financial common stock and in each of the foregoing indices and assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Community Financial Corporation, Nasdaq Market Index
and Hemscott Savings and Loan Group Index

	3/31/03	3/31/04	3/31/05	3/31/06	3/30/07	3/31/08
Community Financial Corp VA	$100.00	$143.66	$151.05	$152.65	$165.13	$115.51
Savings & Loans	100.00	147.12	147.48	162.26	168.18	97.99
NASDAQ Market Index	100.00	149.26	149.91	176.74	183.30	171.69

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$491,246	$463,112	$422,606	$399,604	$336,947
Loans receivable, net	437,174	399,252	358,714	336,809	279,301
Investment securities and other earning assets(1)	30,475	43,703	45,102	45,911	39,620
Real estate owned, net	593	181	120	138	621
Deposits	350,731	330,538	306,849	275,430	260,231
Advances and other borrowed money	98,834	90,740	78,976	91,650	46,429
Stockholders’ equity	38,705	38,570	35,167	31,325	29,269

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Operations Data:
Total interest income	$32,244	$29,419	$24,466	$20,038	$17,524
Total interest expense	16,978	14,792	10,312	6,281	5,542
Net interest income	15,266	14,627	14,154	13,757	11,982
Provision for loan losses	625	388	177	870	846
Net interest income after provision for loan losses	14,641	14,239	13,977	12,887	11,136
Service charges and fees	3,007	2,816	2,557	2,293	2,683
Gain on sale of subsidiary	---	---	---	---	241
Other noninterest income(2)	336	369	444	415	301
Noninterest expenses	12,292	11,306	10,791	10,060	9,684
Income before income taxes	5,692	6,118	6,187	5,535	4,677
Income taxes	1,856	2,027	1,919	1,729	1,195
Net income	$3,836	$4,091	$4,268	$3,806	$3,482

	At or For the Year Ended March 31,
	2008	2007	2006	2005	2004
Other Data:
Average interest-earning assets to average interest bearing liabilities	105.21%	104.86%	104.81%	104.81%	106.57%
Average interest rate spread during year	3.14	3.30	3.51	3.84	3.86
Non-performing assets to total assets	.33	.32	.14	.14	.51
Return on assets (ratio of net income to average total assets)	.80	.92	1.04	1.04	1.12
Return on equity (ratio of net income to average total equity)	9.77	11.06	12.79	12.56	12.45
Equity-to-assets ratio (ratio of average equity to average assets)	8.18	8.36	8.16	8.28	9.31
Allowance for loan losses to total loans	.73	.77	.82	.89	.94
Allowance for loan losses to non-performing loans	313.30	234.16	503.57	551.28	152.60

Per Share Data: (3)
Net income-diluted	$0.87	$0.93	$.98	$.88	$.82
Book value	8.93	8.98	8.29	7.51	7.04
Dividends	.260	.255	.225	.210	.195
Dividend payout ratio	29.22%	26.54%	22.13%	22.97%	23.22%
Number of full-service offices	10	10	9	8	8
____________________
(1)           Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2)           Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.
(3)	Per share data for the periods presented has been restated to reflect the 2-for-1 stock split declared on July 26, 2006, as applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following information is intended to provide investors a better understanding of our financial position and the operating results of Community Financial Corporation and its subsidiary, Community Bank. This discussion is primarily from management’s perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

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

The primary factor contributing to the increase in net interest income for the fiscal year ended March 31, 2008 was the growth in interest-earning assets, primarily loans, partially offset by a decreasing interest rate spread resulting both from the reduced difference (flat interest rate curve) between short and long term interest rates and aggressive rate reductions by the Federal Reserve. The aggressive rate reductions resulted in a timing difference in the repricing of assets and liabilities. Management is optimistic concerning an increase in the interest spread as the difference between short and long term rates has increased and the scheduled repricing of time deposits and borrowings. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

Funding for the growth in interest-earning assets combined with a flat interest rate curve has impacted the composition of our interest-bearing liabilities. While both borrowings and deposits increased, deposits were the primary source of funding during the fiscal year ended March 31, 2008. We were aggressive in our time deposit and money market pricing during the fiscal year to fund the growth in our loans.  Management recognizes the need to continue to increase deposits and was successful in attracting time deposit accounts. While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy.

Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Critical Accounting Policies

General.  Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Presented in the following table, as of March 31, 2008 and 2007, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits.  Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions.  The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position.  Our net portfolio values at March 31, 2008 were within the parameters set by the Board of Directors.  As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2008		March 31, 2007
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	NPV as % of Assets	$ Change in NPV	NPV as % of Assets
(Dollars in Thousands)
+200	7	(4,538)	9.0%	(6,048)	9.5%
+100	8	(2,192)	9.4	(2,658)	10.1
-0-	9	---	9.8	---	10.6
-100	8	899	9.9	2,403	11.0
-200	7	1,647	10.0	4,105	11.3

Generally, management strives to maintain a neutral position regarding interest rate risk.  In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products.  Management has taken action to counter this trend.  A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2008, approximately 71.7% of our gross loan portfolio consisted of loans which reprice during the life of the loan. We emphasize adjustable-rate mortgage loans and have increased our portfolio of short-term consumer loans.  Longer term fixed-rate mortgage loans, 15 to 30 years, are generally referred to other organizations.

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

	Year Ended March 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$417,897	$30,248	7.24%	$377,894	$27,268	7.22%	$345,031	$22,386	6.49%
Investment securities and other investments	41,064	1,996	4.86%	44,321	2,151	4.85%	44,930	2,080	4.63%
Total interest-earning assets	458,961	32,244	7.03%	422,215	29,419	6.97%	389,961	24,466	6.27%
Non-interest earning assets	20,959			20,261			18,883
Total Assets	$479,920			$442,476			$408,844

Interest-Bearing Liabilities
Deposits	$337,608	12,354	3.66%	$311,207	10,047	3.23%	$286,266	6,889	2.41%
FHLB advances and other borrowings	98,636	4,624	4.69%	91,454	4,745	5.19%	87,316	3,423	3.92%
Total interest-bearing liabilities	436,244	16,978	3.89%	402,661	14,792	3.67%	373,582	10,312	2.76%
Non-interest bearing Liabilities	4,414			2,815			1,887
Total Liabilities	440,658			405,476			375,469
Stockholder’s equity	39,262			37,000			33,375
Total Liabilities and Stockholders’ Equity	$479,920			$442,476			$408,844
Net interest income		$15,266			$14,627			$14,154
Interest rate spread			3.14%			3.30%			3.51%
Net interest-earning assets/net yield on interest-earning assets	$22,717		3.33%	$19,554		3.46%	$16,379		3.63%
Percentage of interest-earning assets to interest-bearing liabilities	105.21%			104.86%			104.38%

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

	Year Ended March 31,
	2008 v. 2007			2007 v. 2006
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$2,895	$85	$2,980	$2,371	$2,511	$4,882
Investment securities and other investments	(158)	3	(155)	(30)	101	71
Total Interest-earning assets	$2,737	$88	$2,825	$2,341	$2,612	$4,953

Interest-Bearing Liabilities
Deposits	$966	$1,341	$2,307	$805	$2,353	$3,158
FHLB advances and other borrowings	337	(458)	(121)	215	1,107	1,322
Total interest-bearing liabilities	$1,303	$883	$2,186	$1,020	$3,460	$4,480
Net interest income			$639			$473

Financial Condition

Total assets increased $28.1 million, or 6.1%, to $491.2 million at March 31, 2008, primarily as a result of an increase in loans of $37.9 million, offset by a $25.3 million decrease in investments. The increase in assets was funded by a $20.2 million, or 6.1%, increase in deposits and a $7.0 million, 7.9% increase in advances from the Federal Home Loan Bank. The increase in deposits is reflected primarily in increased time deposits of $21.1 million and money market accounts of $2.2 million, partially offset by a $3.1 million decrease in transaction accounts. The change in deposits is related primarily to customers preference for higher rate time deposits. Management believes the increase in time and money market deposits is primarily attributable to maintaining competitive pricing. Management attributes the increase in loans receivable primarily to excellent customer service and competitive pricing on both mortgage and consumer loans.

The Hampton Roads region of the Bank experienced loan growth of $20.1 million, primarily residential and commercial real estate loans, for the fiscal year ended 2008. The Shenandoah Valley region of the Bank had loan growth of approximately $17.8 million, primarily commercial real estate loans.

Asset quality is an important factor in the successful operation of a financial institution.  The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources.  At March 31, 2008, total non-performing assets, consisting of non-performing loans, foreclosed real estate and repossessed automobiles, were $1.6 million or .33% of total assets compared to $1.5 million or .32% of total assets at March 31, 2007.   Non-performing assets at March 31, 2008 were comprised primarily of single family residential properties and commercial real estate delinquent 90 days or more and real estate owned.  Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.  Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

Stockholders' equity increased $134,000, or .4%, to $38.7 million at March 31, 2008 compared to $38.6 million at March 31, 2007. The increase was the result of $3.8 million of net income, proceeds from option exercises and an adjustment for SFAS No. 158 for the Corporation’s pension liability, partially offset by dividends paid to stockholders of $1.1 million, and a decrease in the unrealized gain on equity securities of $2.9 million.

Results of Operations

Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses.  Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years Ended March 31, 2008 and 2007

General.  Net income for the year ended March 31, 2008 was $3.8 million or $0.87 diluted earnings per share compared to $4.1 million or $0.93 diluted earnings per share for the year ended March 31, 2007, a decrease of $255,000 or 6.2%. Net income decreased due primarily to an increase in noninterest expenses of $986,000 and an increased provision for loan losses of $237,000.

Interest Income.  Total interest income increased $2.8 million, or 9.6%, to $32.2 million for the year ended March 31, 2008 as compared to $29.4 million for the year ended March 31, 2007. The increase in total interest income can be attributed to both an increase in the average dollar volume of interest-earning assets, primarily $40.0 million in loans receivable, and an increase in the yield on interest earning assets.  Average yields on total interest-earning assets increased 6 basis points from 6.97% in fiscal 2007 to 7.03% for the current fiscal year primarily due to an increase in higher yielding commercial loans offset by a decreasing rate environment.

Interest Expense.  Total interest expense increased $2.2 million, or 14.8%, to $17.0 million for the year ended March 31, 2008 from $14.8 million for the year ended March 31, 2007. The increase in total interest expense is attributable to both an increase in the average dollar volume and an increase in the cost of interest-bearing liabilities, primarily $26.4 million in deposits and $7.1 million FHLB advances and other borrowings. The cost of funds increased 22 basis points from 3.67% for the year ended March 31, 2007 to 3.89% for the current year. The increase in deposit balances was due primarily to increases in time deposits for the current fiscal year.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect credit losses inherent in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions, and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

In the current economic environment, management has considered the potential impact of subprime lending in certain areas of the national economy. These circumstances do not appear to have significantly impacted economic conditions in our market areas which to date remain stable. We did not experience significant increases in either delinquency or charge-off rates during the fiscal year ended March 31, 2008 and we have maintained experienced and stable lending personnel during that period. We also evaluated our risk in certain lending areas and reduced our exposure in automobile lending by $6.0 million.

Based on management’s evaluation of these factors, the provision for loan losses increased $237,000, or 61.0%, to $625,000 for the fiscal year ended March 31, 2007 from $388,000 for the fiscal year ended March 31, 2007.  The increase in the provision for fiscal 2008 was due to an increase in the rate of loan growth and reserves for non-performing assets. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary.  Management believes that the level of our loan loss allowance is adequate. As of March 31, 2008, the total allowance for loan losses amounted to $3.2 million.  At March 31, 2008, our allowance as a percentage of total loans receivable was .73% and as a percentage of total non-performing loans was 313%.

Noninterest Income.  Noninterest income increased $158,000, or 4.9%, to $3.3 million in fiscal 2008 as compared to $3.2 million for the year ended March 31, 2007.  The increase in noninterest income was primarily due to overdraft fees.

	Fiscal 2008	Fiscal 2007	Change

Loan fee income	655,548	608,937	46,611
Deposit fee income	2,351,277	2,207,027	144,250
Other	336,211	369,421	(33,210)
Total noninterest income	$3,343,036	$3,185,385	$157,651

Noninterest Expense.  Total noninterest expense increased $986,000, or 8.7%, to $12.3 million for the year ended March 31, 2008 from $11.3 million for the year ended March 31, 2007, due primarily to increased compensation expense of $497,000, expenses related to implementing the evaluation and monitoring of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 of $92,000 and data processing expenses of $185,000. The increase in compensation expense was related to merit pay increases and the addition of a loan officer. The increase in data processing was related to the updating of our software and computer hardware and the addition of one additional computer person.

Taxes.  Total taxes decreased $171,000, or 8.4%, to $1.9 million during the year ended March 31, 2008 from $2.0 million during fiscal 2007. The effective tax rate for the year ended March 31, 2008 was 32.6% compared to 33.1% for fiscal 2007.

Comparison of Years ended March 31, 2007 and 2006

General.  Net income for the year ended March 31, 2007 was $4.1 million or $0.93 diluted earnings per share compared to $4.3 million or $0.98 diluted earnings per share for the year ended March 31, 2006, a decrease of $177,000 or 4.1%. Net income decreased due primarily to an increase in the noninterest expenses of $516,000.

Interest Income.  Total interest income increased $5.0 million, or 20.2%, to $29.4 million for the year ended March 31, 2007 as compared to $24.5 million for the year ended March 31, 2006. The increase in total interest income can be attributed to both an increase in the average dollar volume of interest-earning assets, primarily $32.9 million in loans receivable, and an increase in the yield on interest earning assets.  Average yields on total interest-earning assets increased 70 basis points from 6.27% in fiscal 2006 to 6.97% for the fiscal year 2007 due primarily to a higher interest rate environment.

Interest Expense.  Total interest expense increased $4.5 million, or 43.4%, to $14.8 million for the year ended March 31, 2007 from $10.3 million for the year ended March 31, 2006. The increase in total interest expense is attributable to both an increase in the average dollar volume and an increase in the cost of interest-bearing liabilities, primarily $25.0 million in deposits and $4.1 million FHLB advances and other borrowings. The cost of funds increased 91 basis points from 2.76% for the year ended March 31, 2006 to 3.67% for the current year. The increase in deposit balances was due primarily to increases in time deposits for the fiscal year ended March 31, 2007.

Provision for Loan Losses.  Based on management’s evaluation, the provision for loan losses increased $211,000, or 119.3%, to $388,000 for the fiscal year ended March 31, 2007 from $177,000 for the fiscal year ended March 31, 2006.  The increase in the provision for fiscal 2007 was due to an increase in the rate of loan growth offset by a decrease in allowances for certain loan categories based on historical charge-off rates. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary.  Management believes that the level of our loan loss allowance is adequate. As of March 31, 2007, the total allowance for loan losses amounted to $3.1 million.  At March 31, 2007, our allowance as a percentage of total loans receivable was .77% and as a percentage of total non-performing loans was 234%.

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

Our dominant source of funds during the year ended March 31, 2008 was from deposits which increased by $20.2 million and FHLB advances which increased by $7.0 million.  Our cash increased $12.4 million from $3.6 million at March 31, 2007 to $16.0 million at March 31, 2008.  The increase in cash was related to calls of our held to maturity securities.

At March 31, 2008, we had commitments to purchase or originate $22.0 million of loans.   Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $207.0 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

At March 31, 2008, we had tangible and core capital of 7.81% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%.   We also had risk-based capital of 9.98% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered “adequately capitalized” as of March 31, 2008.  Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2008, we have not participated in any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 14 of the Consolidated Financial Statements contained in Item 8 of this report.

The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2008.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$1,219,676	$185,261	$386,881	$334,193	$313,341
Long-Term Debt	20,000,000	---	20,000,000	---	---
Total	$21,219,676	$185,261	$20,386,881	$334,193	$313,341

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements implemented by us during fiscal 2008 and new pronouncements which will be implemented in the future, see “Summary of Accounting Policies” in our Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Assset/Liability Management” in Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm                                                                          45

Consolidated Balance Sheets at March 31, 2008 and 2007                                                                             46

Consolidated Statements of Income for the

   years ended March 31, 2008, 2007 and 2006                                                                                                  47

Consolidated Statements of Stockholders’ Equity for the

   years ended March 31, 2008, 2007 and 2006                                                                                                  49

Consolidated Statements of Cash Flows for the

   years ended March 31, 2008, 2007 and 2006                                                                                                 50

Summary of Accounting Policies                                                                                                                      52

Notes to Consolidated Financial Statements                                                                                                  60

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Community Financial Corporation and Subsidiary’s internal control over financial reporting as of March 31, 2008 included in Management’s Annual Report on the Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
May 30, 2008

50 South Cameron Street
                     P.O. Box 2560
     Winchester, VA 22604
                   (540) 662-3417    Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia
          FAX (540) 662-4211        Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2008	2007

Assets

Cash (including interest bearing deposits of $12,762,079
and $1,045,270)	$15,998,041	$3,625,796
Securities
Held to maturity (fair value approximates $2,948,329
and $23,232,322)	2,940,217	23,585,975
Available for sale, at fair value	9,562,410	14,250,095
Restricted investment in Federal Home Loan Bank stock, at cost	5,210,800	4,822,100
Loans receivable, net of allowance for loan losses of
$3,214,771 and $3,078,397	437,173,797	399,252,394
Real estate owned, net	592,609	181,212
Property and equipment, net	7,923,481	8,021,271
Accrued interest receivable	2,079,073	2,232,265
Prepaid expenses and other assets	9,765,345	7,141,113

Total assets	$491,245,773	$463,112,221

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$350,730,834	$330,537,704
Advances from Federal Home Loan Bank	96,000,000	89,000,000
Securities sold under agreements to repurchase	2,834,412	1,739,690
Advance payments by borrowers for taxes and insurance	150,545	142,511
Other liabilities	2,825,279	3,121,904

Total liabilities	452,541,070	424,541,809

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 3,000,000
shares, none outstanding	-	-
Common stock, $.01 par value, 10,000,000 authorized
shares, 4,335,958 and 4,295,732 shares outstanding	43,360	42,957
Additional paid-in capital	5,391,704	5,097,321
Retained earnings	34,992,515	32,277,332
Accumulated other comprehensive income (loss), net	(1,722,876)	1,152,802

Total stockholders’ equity	38,704,703	38,570,412

Total liabilities and stockholders’ equity	$491,245,773	$463,112,221
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income

Year Ended March 31,	2008	2007	2006

Interest and dividend income
Loans	$30,247,693	$27,268,394	$22,385,916
Investment securities	827,673	1,012,695	1,055,833
Other investments	1,168,394	1,138,199	1,024,684

Total interest and dividend income	32,243,760	29,419,288	24,466,433

Interest expense
Deposits	12,354,281	10,047,423	6,888,553
Borrowed money	4,623,819	4,744,520	3,423,542

Total interest expense	16,978,100	14,791,943	10,312,095

Net interest income	15,265,660	14,627,345	14,154,338

Provision for loan losses	624,717	388,074	176,942

Net interest income after provision for
loan losses	14,640,943	14,239,271	13,977,396

Noninterest income
Service charges, fees and commissions	3,006,825	2,815,964	2,556,525
Other	336,211	369,421	444,547

Total noninterest income	3,343,036	3,185,385	3,001,072

Noninterest expense
Compensation and employee benefits	7,291,661	6,794,357	6,364,222
Occupancy	1,450,116	1,431,263	1,392,249
Data processing	1,406,813	1,222,229	1,195,329
Advertising	438,815	393,640	423,242
Professional fees	448,725	218,316	239,112
Deposit insurance	38,851	37,370	37,242
Other	1,217,551	1,209,700	1,139,772

Total noninterest expense	12,292,532	11,306,875	10,791,168

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income
(continued)

Year Ended March 31,	2008	2007	2006

Income before income taxes	$5,691,447	$6,117,781	$6,187,300

Income taxes	1,855,625	2,026,573	1,919,568

Net income	$3,835,822	$4,091,208	$4,267,732

Earnings per share
Basic	$0.89	$0.96	$1.02
Diluted	$0.87	$0.93	$0.98
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Stockholders' Equity

				Accumulated
		Additional		Other Compre-	Total
	Common	Paid-in	Retained	hensive Income	Stockholders’
	Stock	Capital	Earnings	(Loss), Net	Equity

Balance, March 31, 2005	$20,851	$4,292,815	$25,948,758	$1,062,660	$31,325,084

Comprehensive income:
Net income	-	-	4,267,732	-	4,267,732
Change in unrealized gain
on available for sale
securities, net of tax	-	-	-	28,811	28,811
Total comprehensive income					4,296,543
Cash dividends, $.225 per share	-	-	(944,549)	-	(944,549)
Exercise of stock options	360	489,311	-	-	489,671
Balance, March 31, 2006	21,211	4,782,126	29,271,941	1,091,471	35,166,749

Comprehensive income:
Net income	-	-	4,091,208	-	4,091,208
Change in unrealized gain
on available for sale
securities, net of tax	-	-	-	443,390	443,390
Total comprehensive income					4,534,598
Adjustment to initially apply
SFAS No. 158, net of tax	-	-	-	(382,059)	(382,059)
Cash dividends, $.255 per share	-	-	(1,085,817)	-	(1,085,817)
Exercise of stock options	509	336,432	-	-	336,941
Stock split	21,237	(21,237)	-	-	-
Balance, March 31, 2007	42,957	5,097,321	32,277,332	1,152,802	38,570,412

Comprehensive income:
Net income	-	-	3,835,822	-	3,835,822
Change in unrealized gain
(loss) on available for sale
securities, net of tax	-	-	-	(2,888,476)	(2,888,476)
Pension liability adjustment,
net of tax	-	-	-	12,798	12,798
Total comprehensive income					960,144
Cash dividends, $.260 per share	-	-	(1,120,639)	-	(1,120,639)
Exercise of stock options	483	375,042	-	-	375,525
Repurchase of common stock	(80)	(80,659)	-	-	(80,739)
Balance, March 31, 2008	$43,360	$5,391,704	$34,992,515	$(1,722,876)	$38,704,703
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2008	2007	2006

Operating activities
Net income	$3,835,822	$4,091,208	$4,267,732
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	624,717	388,074	176,942
Depreciation	613,008	594,548	563,732
Amortization of premium and accretion
of discount on securities, net	5,758	9,675	10,215
(Increase) decrease in net deferred loan
origination costs	115,508	(64,276)	(134,423)
Deferred income tax (benefit)	(155,330)	(184,604)	(66,960)
(Increase) in other assets	(532,555)	(536,054)	(531,522)
Increase (decrease) in other liabilities	(288,591)	1,033,436	416,743

Net cash provided by operating activities	4,218,337	5,332,007	4,702,459

Investing activities
Proceeds from maturities of held to
maturity securities	21,140,000	1,875,000	1,150,000
Proceeds from redemption of available
for sale securities	28,852	4,125	4,123
Purchase of held to maturity securities	(500,000)	-	-
Net increase in loans	(39,508,792)	(40,923,574)	(21,948,107)
Purchase of property and equipment	(515,218)	(400,769)	(932,837)
Proceeds from sale of real estate owned	435,767	-	18,245
Purchase of FHLB stock	(388,700)	(471,800)	(121,600)

Net cash (used in)
investing activities	(19,308,091)	(39,917,018)	(21,830,176)

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(continued)

Year Ended March 31,	2008	2007	2006

Financing activities
Net increase in certificates of deposit	$21,090,110	$28,930,995	$32,536,369
Net (decrease) in savings and
checking deposits	(896,980)	(5,241,836)	(1,118,212)
Proceeds from issuance of common stock	375,525	336,941	489,671
Repurchase of common stock	(80,739)	-	-
Increase (decrease) in securities sold under
agreements to repurchase	1,094,722	763,263	(14,674,070)
Dividends paid	(1,120,639)	(1,085,817)	(944,549)
Proceeds from FHLB advances, net	7,000,000	11,000,000	2,000,000

Net cash provided by financing activities	27,461,999	34,703,546	18,289,209

Increase in cash and cash equivalents	12,372,245	118,535	1,161,492

Cash and cash equivalents – beginning of year	3,625,796	3,507,261	2,345,769

Cash and cash equivalents – end of year	$15,998,041	$3,625,796	$3,507,261

Supplemental Disclosure of Cash Flow
Information

Cash payments of interest expense	$17,409,308	$13,613,522	$10,467,694

Cash payments of income taxes	$1,806,188	$2,500,620	$1,618,184

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Net change in unrealized gain (loss) on
securities available for sale	$(4,658,833)	$715,145	$46,470

Pension liability adjustment	$14,788	$(610,368)	$-

Transfers from loans to real estate acquired
through foreclosure	$847,164	$61,343	$-
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

Nature of Business and Regulatory Environment

The Bank is a federally chartered savings association and the primary asset of the Corporation.  The Bank provides a full range of banking services to individual and corporate customers primarily in the Shenandoah Valley and Hampton Roads regions of Virginia through its wholly-owned subsidiary.

The Office of Thrift Supervision ("OTS") is the primary regulator for federally chartered savings associations, as well as well as savings and loan holding companies.

The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").  The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the DIF.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefit in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Stock-Based Compensation Plan

Effective April 1, 2006, the Corporation adopted SFAS 123 (revised 2004) "Share-Based Payment."  SFAS 123R requires the costs resulting from all share-based payments be recognized in the financial statements.  Share-based compensation is estimated at the date of grant using the Black-Scholes option valuation model for determining fair value.  Prior to adopting SFAS 123R, the Corporation accounted for the plan under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations.  No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of SFAS 158 were implemented by the Corporation as of March 31, 2007.  The Corporation does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances.  The Corporation does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Corporation does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Corporation does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10).  In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

interim periods within those fiscal years, with early application permitted.  The Corporation does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158.  The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.  The Corporation does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Corporation does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Corporation does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1. Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2008

		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$2,500,000	$7,250	$-	$2,507,250

State and municipal obligations	440,217	913	51	441,079
	2,940,217	8,163	51	2,948,329

Available for Sale

Equity securities	11,745,663	1,236,958	3,420,211	9,562,410

	$14,685,880	$1,245,121	$3,420,262	$12,510,739

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1. Securities (continued)

March 31, 2007

		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$22,581,344	$-	$342,744	$22,238,600

State and municipal obligations	1,004,631	290	11,199	993,722
	23,585,975	290	353,943	23,232,322

Available for Sale

Equity securities	11,774,515	2,973,477	497,897	14,250,095

	$35,360,490	$2,973,767	$851,840	$37,482,417

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.           Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2008, by contractual maturity, are as follows:

		Estimated Market Value
	Amortized Cost

Held to Maturity

Due in one year or less	$740,170	$743,133
Due in one through five years	2,200,047	2,205,196
	2,940,217	2,948,329

Available for Sale

Equity securities	11,745,663	9,562,410

	$14,685,880	$12,510,739

Securities having a market value of $1,002,750 and $980,000 at March 31, 2008 and 2007, respectively, were pledged by the Corporation for purposes required by law.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.        Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Value	Losses	Value

Held to Maturity

United States government and	$-	$-	$-	$-
agency obligations
State and municipal obligations	-	-	51	199,996

Available for Sale

Equity securities	1,657,000	4,475,500	1,763,211	3,800,125

	$1,657,000	$4,475,500	$1,763,262	$4,000,121

March 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Value	Losses	Value

Held to Maturity

United States government and
agency obligations	$30,094	$2,051,250	$312,650	$20,187,350
State and municipal obligations	218	562,750	10,981	389,860
	30,312	2,614,000	323,631	20,577,210
Available for Sale

Equity securities	-	-	497,897	11,226,814

	$30,312	$2,614,000	$821,528	$31,804,024

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.        Securities (continued)

At March 31, 2008, one debt security had an unrealized loss with depreciation of 0.03% from the Corporation’s amortized cost basis.  The unrealized loss is related to a tax free municipal.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold debt securities until maturity, or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

At March 31, 2008, four marketable equity securities had unrealized losses with aggregate depreciation of 29.24% from the Corporation’s cost basis.  The securities have an investment grade rating of AA or better.  Two of the securities with unrealized losses relate primarily to government agencies and have existed for less than twenty-four months.  The movement in the market value of the securities is closely related to changes in interest rates.  In analyzing the issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

2.        Loans Receivable, Net

Loans receivable are summarized as follows:

March 31,	2008	2007

Residential real estate	$122,604,826	$118,044,383
Commercial real estate	150,059,098	119,353,129
Construction	53,891,019	48,857,156
Commercial business	41,577,858	37,690,485
Consumer	84,671,436	88,970,208
	452,804,237	412,915,361
Less:
Loans in process	13,599,373	11,883,782
Deferred loan (costs), net	(1,183,704)	(1,299,212)
Allowance for loan losses	3,214,771	3,078,397
	15,630,440	13,662,967
	$437,173,797	$399,252,394

Loans serviced for others amounted to approximately $390,094 and $609,599 at March 31, 2008 and 2007, respectively.  The loans are not included in the accompanying consolidated balance sheets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.         Loans Receivable, Net (continued)

A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2008	2007	2006

Balance at beginning of year	$3,078,397	$2,966,077	$3,021,493
Provision for loan loss	624,717	388,074	176,942
Loans charged-off	(623,055)	(356,659)	(347,353)
Recoveries of loans previously charged-off	134,712	80,905	114,995
Balance at end of year	$3,214,771	$3,078,397	$2,966,077

Impaired loans without a valuation allowance totaled $47,768, $1,098,438 and $38,368 as of March 31, 2008, 2007 and 2006, respectively.  The average investment in impaired loans for the years ended March 31, 2008, 2007 and 2006 totaled $871,220, $875,698, and $22,722, respectively.  No interest income was recognized on these loans.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $1,026,298, $322,780 and $460,156 at March 31, 2008, 2007 and 2006, respectively.  If interest on these loans had been accrued, such income would have approximated $44,880, $19,156 and $19,059 for the years ended March 31, 2008, 2007 and 2006, respectively.

3.           Property and Equipment

Property and equipment are summarized as follows:

March 31,	2008	2007

Buildings	$7,495,040	$7,303,385
Land and improvements	2,636,832	2,553,843
Furniture and equipment	5,061,235	4,864,274
Construction in progress	43,613	--
	15,236,720	14,721,502
Less accumulated depreciation and amortization	7,313,239	6,700,231
Property and equipment, net	$7,923,481	$8,021,271

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $613,008, $594,548 and $563,732, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.        Deposits

Deposits are summarized as follows:

March 31,	2008	2007

Demand deposits
Noninterest bearing	$28,319,635	$31,370,625
Savings accounts	27,520,369	27,584,252
NOW accounts	26,713,601	26,737,235
Money market deposit accounts	22,363,900	20,122,373

Total demand deposits	104,917,505	105,814,485

Time deposits	245,813,329	224,723,219

	$350,730,834	$330,537,704

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $72,389,880 and $62,367,103 at March 31, 2008 and 2007, respectively.

Time deposits mature as follows:

Year Ending March 31,

2009	$206,957,333
2010	25,119,771
2011	7,882,170
2012	2,817,668
2013	3,036,387

$245,813,329

At March 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $77,926 and $72,080, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.        Deposits (continued)

Interest expense on deposits is summarized as follows:

Year Ended March 31,	2008	2007	2006

Time deposits	$11,300,885	$9,227,349	$6,187,760
Money market deposit and NOW accounts	686,406	594,225	438,572
Savings	366,990	225,849	262,221

	$12,354,281	$10,047,423	$6,888,553

5.        Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows:

March 31,	2008		2007
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$15,998	$15,998	$3,626	$3,626
Securities	12,503	12,511	35,836	37,482
Federal Home Loan Bank stock, restricted	5,211	5,211	4,822	4,822
Loans, net	437,174	449,159	399,252	400,290
Accrued interest receivable	2,079	2,079	2,232	2,232

Financial liabilities
Deposits	$350,731	$355,167	$330,538	$330,241
Advances from Federal Home Loan Bank	96,000	96,325	89,000	88,786
Securities sold under agreements to repurchase	2,834	2,834	1,740	1,740
Accrued interest payable	910	910	1,341	1,341

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.        Fair Value of Financial Instruments (continued)

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

6.        Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank are summarized as follows:

Due in year ending March 31,

2009	$76,000,000
2011	20,000,000
$96,000,000

The weighted average interest rate on advances was 2.80% and 5.22% at March 31, 2008 and 2007, respectively.  These advances are collateralized by the investment in FHLB stock and the Corporation’s portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement.  Value of this collateral as of March 31, 2008 was $145,083,177.

Information related to borrowing activity from the Federal Home Loan Bank is as follows:

Year Ended March 31,	2008	2007	2006

Maximum amount outstanding during the year	$105,000,000	$ 96,000,000	$ 82,000,000

Average amount outstanding during the year	$96,049,162	$ 90,002,740	$ 72,167,123

Average interest rate during the year	4.75%	5.22%	3.94%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

7.           Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings that generally mature within one to four days from the transaction date.  These amounts are recorded at the amount of cash received in connection with the transaction.  The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

The following is a summary of certain information regarding the Corporation’s repurchase agreements:

Year Ended March 31,	2008	2007	2006

Balance at end of year	$2,834,412	$ 1,739,690	$ 976,427

Weighted average interest rate during the year	2.54%	3.18%	3.82%

Average amount outstanding during the year	$2,586,392	$ 1,540,939	$ 15,149,098

Maximum amount outstanding at any month end
during the year	$3,921,662	$ 2,361,835	$ 17,589,331

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.        Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007 with no impact on the financial statements.

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2008	2007

Deferred tax assets
Allowance for losses	$1,221,613	$1,169,791
Deferred compensation	480,789	339,793
Unrealized loss on securities available for sale	829,637	-
Pension	-	150,620
Other	248,726	50,146

	2,780,765	1,710,350

Deferred tax liabilities
Depreciable assets	(211,013)	(229,318)
Unrealized gain on securities available for sale	-	(940,720)
Pension	(111,598)	-

	(322,611)	1,170,038

Net deferred tax asset	$2,458,154	$540,312

The provision for income taxes charged to operations for the years ended March 31, 2008, 2007 and 2006, consists of the following:

Year Ended March 31,	2008	2007	2006

Current	$2,010,955	$2,211,177	$1,986,528
Deferred	(155,330)	(184,604)	(66,960)

	$1,855,625	$2,026,573	$1,919,568

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.        Income Taxes (continued)

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2008	2007	2006

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	3.0	2.9	1.9
Non-taxable interest and dividend received deduction	(2.8)	(2.8)	(2.7)
Bank-owned life insurance	(1.5)	(1.1)	(1.4)
Other	(0.1)	0.1	(0.8)

	32.6%	33.1%	31.0%

9.        Comprehensive Income

The components of other comprehensive income (loss) are summarized as follows:

Year Ended March 31,	2008	2007	2006

Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during the period	$(4,658,833)	$715,145	$46,470
Pension liability adjustment	14,788	-	-
Income tax (expense) benefit related to items of other
comprehensive income	1,768,367	(271,755)	(17,659)

Other comprehensive income (loss), net of tax	$(2,875,678)	$443,390	$28,811

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

March 31,	2008	2007

Net unrealized gain (loss) on securities available for sale	$(2,183,253)	$2,475,580
Tax effect	829,637	(940,719)
Net-of-tax amount	(1,353,616)	1,534,861

Pension liability adjustment	(595,580)	(610,368)
Tax effect	(226,320)	228,309
Net-of-tax amount	(369,260)	(382,059)

	$(1,722,876)	$1,152,802

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

10.           Stockholders’ Equity and Regulatory Capital Requirements

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

The following table represents the Bank's regulatory capital levels, relative to the OTS requirements applicable at that date:

	Amount	Percent	Actual	Actual	Excess
March 31, 2008	Required	Required	Amount	Percent	Amount
(In Thousands)

Tangible Capital	$7,466	1.50%	$38,872	7.81%	$31,406
Core Capital	19,910	4.00	38,872	7.81	18,962
Risk-based Capital	33,699	8.00	42,042	9.98	8,343

	Amount	Percent	Actual	Actual	Excess
March 31, 2007	Required	Required	Amount	Percent	Amount

Tangible Capital	$6,955	1.50%	$35,932	7.75%	$28,977
Core Capital	18,545	4.00	35,932	7.75	17,387
Risk-based Capital	30,418	8.00	40,064	10.54	9,646

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

11.           Earnings Per Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation’s stock may be repurchased.  8,074 shares were repurchased during the fiscal year ended March 31, 2008.  No shares were repurchased during the fiscal years ended March 31, 2007 and 2006.  All information for the periods presented has been retroactively restated to reflect the stock split declared on July 26, 2006.

Earnings per share is calculated as follows:

Year Ended March 31,	2008	2007	2006

Basic earnings per share

Income available to common shareholders	$3,835,822	$4,091,208	$4,267,732

Weighted average shares outstanding	4,305,445	4,258,737	4,198,210

Basic earnings per share	$0.89	$0.96	$1.02

Diluted earnings per share

Income available to common shareholders	$3,835,822	$4,091,208	$4,267,732

Weighted average shares outstanding	4,305,445	4,258,737	4,198,210

Dilutive effect of stock options	93,576	157,433	162,640

Total weighted average shares outstanding	4,399,021	4,416,170	4,360,850

Diluted earnings per share	$0.87	$0.93	$0.98

During the years ended March 31, 2008 and 2006, stock options representing 142,000 shares and 95,900 shares, respectively, on average were not included in the calculation of earnings per share because their effect would have been antidilutive. No stock options were excluded for the year ended March 31, 2007. For the years presented, there was no adjustment to income for potential common shares.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.           Employee Benefit Plans

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees.  The benefits are based on years of service and final average compensation.  The Corporation's funding policy is to contribute amounts to the pension trust at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum tax deductible amount.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  The measurement date for the pension plan was December 31, 2007, 2006 and 2005.  Prepaid pension cost includes any contributions made after the measurement date but prior to the fiscal year end.  The following is a summary of information with respect to the plan:

March 31,	2008	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,956,892	$2,525,278	$2,196,256
Service cost	345,315	300,774	287,727
Interest cost	182,931	149,327	132,037
Actuarial (gain) loss	(32,329)	9,631	(59,837)
Benefits paid	(29,919)	(28,118)	(30,905)

Benefit obligation at end of year	3,422,890	2,956,892	2,525,278

Change in plan assets:
Fair value of plan assets at beginning of year	2,530,479	2,067,665	1,665,881
Actual return on plan assets	130,956	100,574	82,004
Employer contribution	1,065,840	390,358	350,685
Benefits paid	(29,919)	(28,118)	(30,905)

Fair value of plan assets at end of year	3,697,356	2,530,479	2,067,665

Funded status	274,466	(426,413)	(457,613)
Unrecognized net actuarial loss	-	-	585,842

(Accrued) prepaid pension cost	274,466	$(426,413)	$128,229

Amounts recognized in the balance sheet: Other assets	$274,466	$-	$128,229
Other liabilities	-	426,413	-

Amounts recognized in accumulated other comprehensive income (loss):
Net loss	$(595,580)	$610,368	$-

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.           Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $2,358,379, $2,013,062 and $1,684,750 as of March 31, 2008, 2007 and 2006, respectively.

Year Ended March 31,	2008	2007	2006

Components of net periodic pension cost:

Service cost	$345,315	$300,774	$287,727
Interest cost	182,931	149,327	132,037
Expected return on plan assets	(175,740)	(143,504)	(124,077)
Recognized net actuarial loss	27,243	28,035	34,386
Net periodic benefit cost	379,749	334,632	330,073

Other changes in plan assets and benefit obligations
recognized in accumulated other comprehensive income:
Net loss (gain)	(14,788)	610,368	-
Deferred income tax expense (benefit)	1,990	(228,309)	-
Total recognized in other comprehensive income	(12,798)	382,059	-

Total recognized in net periodic benefit cost and
Accumulated other comprehensive income	$366,951	$716,691	$330,073

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2008	2007	2006

Weighted average discount rate	6.25%	6.00%	5.75%
Increase in future compensation levels	4.00%	4.00%	4.00%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.          Employee Benefit Plans (continued)

The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2008	2007	2006

Weighted average discount rate	6.00%	5.75%	6.00%

Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%

Increase in future compensation levels	4.00%	4.00%	5.00%

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.          Employee Benefit Plans (continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

December 31,	2007	2006

Fixed income securities	77%	66%
Equity securities	11%	9%
Cash	3%	25%
Other	9%	−
	100%	100%

Funds are invested in a participation guarantee contract of the selected insurance company.  The funds are in the general assets of the guaranteeing company which are primarily long-term bonds and long-term mortgages.  Funds are guaranteed by the insurance company against failed investments.  Interest is credited annually to the funds.

The Corporation expects to contribute $492,000 to its pension plan during the year ending March 31, 2009.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2009	$55,825
2010	108,067
2011	117,128
2012	137,125
2013	160,438
2014-2017	1,338,284

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.          Employee Benefit Plans (continued)

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

Profit-sharing expenses were approximately $181,000, $168,000 and $156,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plans

During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the director or officer.  The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced.  The deferred compensation expense for the years ended March 31, 2008, 2007 and 2006, based on the present value of the retirement benefits, was $371,000, $357,000 and $267,000, respectively.  The deferred compensation liability was $1,265,000 and $894,000 at March 31, 2008 and 2007, respectively.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.           Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees.  All options are exercisable at end of year.  All information has been retroactively restated to reflect the stock split declared on July 26, 2006.

The following table summarizes options outstanding:

Year Ended March 31, 2008
	Shares	Weighted - Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	478,500	$8.21

Granted	-	-
Forfeited	(1,200)	5.06
Exercised	(48,300)	7.77

Outstanding at end of year	429,000	$8.28	-

Exercisable at end of year	429,000	$8.28	-

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2008.  This amount changes based on changes in the market value of the Corporation's stock.

The total intrinsic value of options exercised during the year ended March 31, 2008 was $72,000.

No options were granted during the years ended March 31, 2008 and 2007.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.           Stock Option Plan (continued)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

Options Outstanding and Exercisable

Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Price	Number	Life (in Years)	Price
$ 4.82 - $ 7.19 $ 7.50 - $ 9.40	160,800 154,200	1.66 1.61	$ 5.50 9.05
$10.90-$11.22	114,000	7.13	11.16

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended March 31, 2006.  In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for grants in 2006; dividend rate of 2.46%, risk-free interest rate of 5.00%; expected lives of 10 years; and expected price volatility of 19.25%.  The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury rate effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts.  There were no option grants during the years ended March 31, 2008 and 2007.

Year Ended March 31,	2006

Net income, as reported	$4,267,732
Additional expense had the Corporation
Adopted SFAS No. 123	57,954

Pro forma net income	$4,209,778

Earnings per share:
Basic - as reported	$1.02
Basic - pro forma	1.01
Diluted - as reported	0.98
Diluted - pro forma	0.97

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

14.           Commitments and Contingencies

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

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments.  The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

Contract Amount
March 31,	2008	2007
(In Thousands)

Commitments to grant loans	$22,028	$14,972
Unfunded commitments under lines of credit	43,281	38,109
Standby letters of credit	2,497	1,944

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

14.           Commitments and Contingencies (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

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

Leases

The Corporation is obligated under several noncancellable operating leases.  Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2009	$185,261
2010	191,033
2011	195,848
2012	183,049
2013	151,144
Thereafter	313,341

$1,219,676

Total lease expense was approximately $182,000, $186,000 and $153,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

14.           Commitments and Contingencies (continued)

The Corporation maintains its cash accounts in several correspondent banks.  As of March 31, 2008, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $12,516,000.

15.           Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  At March 31, 2008 and 2007, these loans totaled $915,665 and $451,338, respectively.  During the year ended March 31, 2008, total principal additions were $596,525 and total principal payments were $132,198.

Deposits from related parties held by the Corporation at March 31, 2008 amounted to $509,869.

16.           Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows:

(Dollars in thousands except per share data)
Year Ended March 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$8,058	$8,185	$8,087	$7,914
Total interest expense	4,238	4,356	4,432	3,952

Net interest income	3,820	3,829	3,655	3,962
Provision for loan losses	135	217	103	170

Net interest income after provision
for loan losses	3,685	3,612	3,552	3,792

Other income	829	857	917	740
Other expenses	2,980	3,179	3,108	3,025

Income before income taxes	1,534	1,290	1,361	1,507
Income tax expense	505	413	437	501

Net income	$1,029	$877	$924	$1,006

Earnings per share
Basic	$0.24	$0.20	$0.21	$0.24
Diluted	$0.23	$0.20	$0.21	$0.23

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

16.           Selected Quarterly Financial Data (Unaudited) (continued)

Year Ended March 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$6,910	$7,299	$7,492	$7,719
Total interest expense	3,273	3,635	3,876	4,008

Net interest income	3,637	3,664	3,616	3,711
Provision for loan losses	41	81	101	165

Net interest income after provision
for loan losses	3,596	3,583	3,515	3,546

Other income	732	856	840	758
Other expenses	2,807	2,817	2,799	2,884

Income before income taxes	1,521	1,622	1,556	1,420
Income tax expense	498	539	514	476

Net income	$1,023	$1,083	$1,042	$944

Earnings per share
Basic	$0.24	$0.26	$0.24	$0.22
Diluted	$0.23	$0.25	$0.24	$0.21

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.           Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2008	2007

Assets

Investment in subsidiary	$37,149,004	$37,085,068
Cash	765,640	667,352
Prepaid expenses and other assets	790,059	817,998

Total assets	$38,704,703	$38,570,418

Liabilities and Stockholders’ Equity

Liabilities, other liabilities	$-	$6

Stockholders’ Equity
Preferred stock	-	-
Common stock	43,360	42,957
Additional paid-in capital	5,391,704	5,097,321
Retained earnings	34,992,515	32,277,332
Accumulated other comprehensive income (loss), net	(1,722,876)	1,152,802

Total stockholders’ equity	38,704,703	38,570,412

Total liabilities and stockholders’ equity	$38,704,703	$38,570,418

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.           Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Income

Year Ended March 31,	2008	2007	2006

Income
Dividend from subsidiary	$1,000,000	$1,000,000	$-
Interest income	52,460	86,492	93,133

Total income	1,052,460	1,086,492	93,133

Noninterest expenses	219,758	108,832	125,627

Income (loss) before equity in undistributed net
income of subsidiary	832,702	977,660	(32,494)

Equity in earnings of subsidiary, net of distributions	2,939,614	3,105,068	4,275,362

Income before income taxes	3,772,316	4,082,728	4,242,868
Income tax (benefit)	(63,506)	(8,480)	(24,864)

Net income	$3,835,822	$4,091,208	$4,267,732

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.            Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31,	2008	2007		2006

Operating activities
Net income	$3,835,822	$4,091,208		$4,267,732
Adjustments
Equity in earnings of subsidiary, net of distributions	(2,939,614)	(3,105,068)		(4,275,362)
(Increase) in prepaid and other assets Increase (decrease) in other liabilities	27,939 (6)	(75,816 (139	) )	(102,879 12)

Net cash provided by (used in) operating activities	924,141	910,185		(110,497)

Investing activities
Net cash provided by investing activities	-	-		-

Financing activities
Cash dividends paid on common stock	(1,120,639)	(1,085,817)		(944,549)
Proceeds from issuance of common stock	375,525	336,941		489,671
Repurchase of common stock	(80,739)	-		-

Net cash (used in) financing activities	(825,853)	(748,876)		(454,878)

Increase (decrease) in cash	98,288	161,309		(565,375)

Cash, beginning of year	667,352	506,043		1,071,418

Cash, end of year	$765,640	$667,352		$506,043

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control over Financial Reporting

The management of Community Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Community Financial Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control –

Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.  This annual report does not include the attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers.  Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers.”

Compliance with Section 16(a).  Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert.  Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics.  The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended March 31, 2004 and as posted in the Investor Relations section of our web site at www.cbnk.com.  You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Secretary of Community Financial Corporation at 38 North Central Avenue, Staunton, Virginia 24401, or by calling (540) 886-0796.

Nomination Procedures.  There has been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table summarizes our equity compensation plans as of March 31, 2008.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	429,000	$8.28	15,800

Equity compensation plans not approved by security holders	0	0	0

Total	429,000	$8.28	15,800

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 27, 2008	By:	/s/ P. Douglas Richard
P. Douglas Richard (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ P. Douglas Richard	By:	/s/ James R. Cooke, Jr.
	P. Douglas Richard President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ Jane C. Hickok	By:	/s/ Charles F. Andersen
	Jane C. Hickok Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 27, 2008	Date:	June 27, 2008

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1
Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2
Bylaws, as amended and restated and currently in effect, filed on December 20, 2007 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.5
Form of Change in Control Agreement by and between Community Financial Corporation and each of R. Jerry Giles, and Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.10
Registrant’s 2003 Stock Option and Incentive Plan, filed on June 27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11
Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant’s 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

10.12
Employment Agreement by and between Community Bank and Norman C. Smiley, III, filed on June 16, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.13
Change in Control Agreement by and between Community Financial Corporation and Norman C. Smiley, III, filed on June 16, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
14
Code of Ethics, filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

21
Subsidiaries of the Registrant, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications