Form 10-Q
period 2008-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2008-08-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 2008.

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

Large accelerated filer        Accelerated filer       Non-Accelerated filer          Small reporting company
       (do not check if a small
             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes                  No

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on July 31, 2008:  4,349,958.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,698,218 and $12,762,079)	$7,777,323	$15,998,041
Securities
Held to maturity	3,540,061	2,940,217
Available for sale, at fair value	8,669,772	9,562,410
Restricted investment in Federal Home Loan Bank stock, at cost	5,075,800	5,210,800
Loans receivable, net of allowance for loan losses of $3,314,231 and $3,214,771	449,029,521	437,173,797
Real estate owned and repossessed assets	729,841	592,609
Property and equipment, net	8,019,287	7,923,481
Accrued interest receivable
Loans	1,973,381	1,953,550
Investments	97,824	125,523
Prepaid expenses and other assets	10,039,181	9,765,345
Total Assets	$494,951,991	$491,245,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$356,651,796	$350,730,834
Borrowings	94,000,000	96,000,000
Securities sold under agreement to repurchase	2,609,071	2,834,412
Advance payments by borrowers for taxes and insurance	78,512	150,545
Other liabilities	2,708,518	2,825,279

Total Liabilities	456,047,897	452,541,070

Stockholders’ Equity
Preferred stock $.01 par value,
authorized 3,000,000 shares,	---	---
none outstanding
Common stock, $0.01 par value,
authorized 10,000,000 shares,
4,346,358 and 4,335,958 shares outstanding	43,464	43,360
Additional paid in capital	5,460,306	5,391,704
Retained earnings	35,675,651	34,992,515
Accumulated other comprehensive (loss)	(2,275,327)	(1,722,876)
Total Stockholders’ Equity	38,904,094	38,704,703

Total Liabilities and Stockholders’ Equity	$494,951,991	$491,245,773

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30

	2008	2007
	(Unaudited)	(Unaudited)

INTEREST INCOME
Loans	$7,153,169	$7,522,956
Investment securities	34,833	240,178
Other	291,790	294,479
Total Interest Income	7,479,792	8,057,613

INTEREST EXPENSE
Deposits	2,876,332	2,946,439
Borrowed money	596,622	1,291,300
Total interest expense	3,472,954	4,237,739

NET INTEREST INCOME	4,006,838	3,819,874

PROVISION FOR LOAN LOSSES	151,998	135,476

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,854,840	3,684,398

NONINTEREST INCOME
Service charges, fees and commissions	745,215	737,132
Other	94,778	91,905
Total noninterest income	839,993	829,037

NONINTEREST EXPENSE
Compensation & benefits	1,945,252	1,817,950
Occupancy	342,531	355,917
Data processing	310,639	334,192
Federal insurance premium	70,737	9,747
Advertising	94,323	60,025
Other	483,329	401,808
Total noninterest expense	3,246,811	2,979,639

INCOME BEFORE TAXES	1,448,022	1,533,796

INCOME TAXES	482,606	504,873

NET INCOME	$965,416	$1,028,923

BASIC EARNINGS PER SHARE	$0.22	$0.24
DILUTED EARNINGS PER SHARE	$0.22	$0.23
DIVIDENDS PER SHARE	$0.065	$0.065

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30

	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$965,416	$1,028,923
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	151,998	135,476
Depreciation	139,322	150,611
Amortization of premium and accretion
of discount on securities, net	156	7,386
Increase (decrease) in net deferred loan fees	(28,046)	29,714
Increase (decrease) in deferred income taxes	50,085	(41,071)
(Increase) in other assets	(273,836)	(527,251)
(Decrease) increase in other liabilities	(116,761)	298,109

Net cash provided by operating
Activities	888,334	1,081,897

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,000,000	(1,600,000)
Purchase of held to maturity securities	---	---
Net increase in loans	(11,751,955)	(11,044,265)
Purchases of property and equipment	(235,129)	(42,705)
Redemption (purchase) of FHLB stock	135,000	(675,000)
Decrease (increase) in repossessed assets and real estate owned	(137,232)	66,355

Net cash absorbed by investing activities	(12,589,316)	(11,695,615)

FINANCING ACTIVITIES
Dividends paid	(282,279)	(279,223)
Net increase in deposits	5,920,962	3,265,355
(Repayment) proceeds from advances and other borrowed
Money	(2,225,341)	12,423,325
Proceeds from issuance of common stock	66,922	- - -

Net cash provided by financing activities	3,480,264	15,409,457

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,220,718)	4,795,739

CASH AND CASH EQUIVALENTS – beginning of period	15,998,041	3,625,796

CASH AND CASH EQUIVALENTS – end of period	$7,777,323	$8,421,535

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

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

There were no stock options granted during the three month period ended June 30, 2008 and no stock-based compensation expense recognized as no options were granted or vested.

The following summarizes the stock option activity for the three months ended June 30, 2008:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2008	429,000	$8.28
Granted	---	---
Exercised	(10,400)	$6.43
Forfeited	(13,000)	$7.82
Options outstanding, June 30, 2008	405,600	$8.35	4.6
Options exercisable, June 30, 2008	405,600	$8.35	4.6	$352,810

The total intrinsic value of in-the-money options exercised during the three months ended June 30, 2008 was $21,052.

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

	For the Three Months Ended

	June 30, 2008			June 30, 2007

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS

Income available to common stockholders	$965,416	4,342,617	$0.22	$1,028,923	4,295,732	$0.24

Effect of Dilutive Securities

Options	---	52,009		---	142,219

Diluted EPS

Income available to common stockholders	$965,416	4,394,626	$0.22	$1,028,923	4,437,951	$0.24

During the quarter ended June 30, 2008, stock options representing 243,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2007, no stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2008:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 7,532,000	1.50%	$40,838,000	8.13%	$33,306,000
Core Capital	20,085,000	4.00	40,838,000	8.13	20,753,000
Risk-based Capital	34,056,000	8.00	44,121,000	10.36	10,065,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2008 and 2007 was $ 3,952,581 and $4,482,058, respectively. Total income taxes paid for the three months ended June 30, 2008 and 2007 was $38,564 and $97,000.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three-month periods ended June 30, 2008 and 2007:

	Three months Ended June 30

Three months Ended June 30	2008	2007

Net Income	$965,416	$1,028,923

Other comprehensive (loss), net of tax:
Unrealized holding (losses) on available for sale securities arising during the period	(552,451)	(432,707)

Total comprehensive income	$ 412,965	$596,216

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	June 30

	2008	2007

Service cost	$87,669	$77,336
Interest cost	53,010	44,055
Expected return on plan assets	(64,175)	(43,935)
Recognized net actuarial loss	4,888	6,608

	$81,392	$84,064

As disclosed in the Company’s Form 10-K for the year ended March 31, 2008, a contribution of $492,000 to its pension plan is expected during the current fiscal year. As of June 30, 2008, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2009.

NOTE 8. – SECURITIES

Information pertaining to securities with gross unrealized losses at June 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value
	Unrealized Losses

Held to Maturity

United States government and
agency obligations	$9,425	$2,090,575	$-	$-

State and municipal obligations	-	-	488	199,550
	9,425	2,090,575	488	199,550
Available for Sale

Equity securities	-	-	3,857,947	7,836,300

	$9,425	$2,090,575	$3,858,435	$8,035,850

At June 30, 2008, 6 debt securities had unrealized losses with aggregate depreciation of 0.43% from the Corporation’s amortized cost basis.  These unrealized losses related principally to government agencies.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

At June 30, 2008, four marketable equity securities had unrealized losses with aggregate depreciation of 32.99% from the Corporation’s cost basis.  One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009. Management anticipates that the fair value of this issue will approximate the security’s par value on the next dividend reset date. The securities have an investment grade rating of AA or better.  These unrealized losses relate primarily to government agencies.  The movement in the market value of the securities is closely related to changes in interest rates.  In analyzing the issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these equity securities for the foreseeable future, no declines are deemed to be other than temporary.

The recent declines in the value of the Freddie Mac and Fannie Mae equities is primarily related to reduced confidence by investors and consumers in the economy as foreclosures and delinquencies have increased in general. Exaggerated media coverage of these events has unnecessarily heightened concerns in regard to the financial stability of many financial institutions, including Freddie Mac and Fannie Mae. These are government sponsored organizations and both have asserted that they have adequate capital and liquidity. Regulators for these organizations and the Secretary of the Treasury have both publicly agreed with this contention and have expressed confidence in the viability of these entities. The U.S. Treasury has confirmed its support of Freddie Mac and Fannie Mae and recent legislation has been enacted to strengthen the regulatory process and provide additional sources of capital and liquidity to Freddie Mac and Fannie Mae. Both organizations are current on their obligations, including dividend payments. Considering the factors affecting the current valuation of these securities, management does not consider these securities to be other than temporarily impaired.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S.

agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

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

Net income for the three months ended June 30, 2008 decreased $64,000 or 6.2% to $965,000 compared to $1,029,000 for the three months ended June 30, 2007.  Net income for the quarter decreased due primarily to an increase in noninterest expense resulting from higher expenses associated with compensation.

Net interest income for the quarter ended June 30, 2008 increased $187,000, or 4.9%, to $4.0 million compared to the quarter ended June 30, 2007. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended June 30, 2008 was the growth in interest-earning assets, primarily loans, and lower rates on interest-bearing liabilities. We purchased $1.6 million in investment securities during the three months ended June 30, 2008 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $309.9 million in adjustable rate loans or 69% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the June 30, 2008 quarter was deposits and cash. Deposits were up due to the seasonal nature of transaction accounts. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. During the June 30, 2008 quarter, we experienced increased competition for time deposits primarily from financial institutions which reported reduced capital as the result of losses related to subprime lending. These institutions’ sources of funding have been reduced due to their reduced capital positions. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. Growth in the Bank's loan portfolio for the June 30, 2008 quarter was primarily in construction and commercial business loans. We anticipate that future loan growth will continue to be primarily in commercial real estate.  At June 30, 2008, our assets totaled $495.0 million, including net loans receivable of $449.0 million, compared to total assets of $491.2 million, including net loans receivable of $437.2 million, at March 31, 2008.  Commercial business loans totaled $48.1 million or 10.3% and construction loans totaled $58.8 million or 12.6% of our total loan portfolio at June 30, 2008 compared to commercial business loans of $41.6 million or 9.2% and construction loans of $53.9 million or 11.9% at March 31, 2008.

At June 30, 2008, non-performing assets totaled approximately $1.1 million or .23% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Our allowance for loan losses to non-performing assets was 289.4% and to total loans was .73% at June 30, 2008.

During our fiscal year 2008, we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the September 30, 2007 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000, which resulted in a gain of $37,000.

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

FINANCIAL CONDITION

The Company's total assets increased $3.8 million to $495.0 million at June 30, 2008 from $491.2 million at March 31, 2008 due to an increase in loans receivable of $11.9 million. This increase was funded with an increase in deposits of $5.9 million and a decrease in cash of $8.2 million at June 30, 2008 from March 31, 2008. The increase in deposits was due to an increase in non-interest bearing accounts of $2.9 million, savings accounts of $1.2 million, money market accounts of $1.4 million, and time deposits of $642,000, partially offset by a decrease in transaction accounts of $302,000. Stockholders’ equity increased $200,000 to $38.9 million at June 30, 2008, from $38.7 million at March 31, 2008, due to earnings for the quarter, offset by unrealized losses on securities available for sale and a cash dividend payment.

At June 30, 2008, non-performing assets totaled approximately $1.1 million or .23% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Non-performing assets at June 30, 2008 were comprised primarily of repossessed assets which totaled $700,000. At June 30, 2008, our allowance for loan losses to non-performing assets was 289.4% and to total loans was .73% compared to 313.3% and .73%, respectively at March 31, 2008. At June 30, 2008 delinquent loans to total loans was .92% compared to .86% at March 31, 2008. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2008, there were also $3.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $207,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of  June 30, 2008, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 4.0%.

At June 30, 2008 we had commitments to purchase or originate $20.4 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $211.4 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At June 30, 2008, we did not have brokered or internet time deposits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007.

General.  Net income for the three months ended June 30, 2008 decreased $64,000 or 6.2% to $965,000 from $1,029,000 for the three months ended June 30, 2007. Net interest income increased $187,000, and non-interest income increased $11,000 during the three months ended June 30, 2008 compared to the same period in 2007. Return on equity for the three months ended June 30, 2008 was 9.86% compared to 10.49% for the three month period ended June 30, 2007. Return on assets was 0.80% for quarter ended June 30, 2008 compared to 0.87% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $578,000 to $7.5 million for the three months ended June 30, 2008, from $8.1 million for the three months ended June, 2007, due to lower yields partially offset by higher average loan balances. The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 6.45% for the three months ended June 30, 2008 compared to 7.11% for the three months ended June 30, 2007.

Interest Expense.  Total interest expense decreased by $765,000 to $3.5 million for the quarter ended June 30, 2008, from $4.2 million for the quarter ended June 30, 2007. Interest on deposits decreased by $70,000 to $2.9 million for the quarter ended June 30, 2008 from $2.9 million for the quarter ended June 30, 2007 due to a decrease in the average rate paid partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $695,000 to $597,000 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. A decrease in the average balance of borrowings from $99.0 million for the June 30, 2007 quarter to $89.6 million for the June 30, 2008 quarter, and a decrease in the average rate paid on borrowings from 5.22% to 2.66% for the same periods accounted for the decrease. The average rate paid on interest-bearing liabilities was 3.15% during the three months ended June 30, 2008 compared to 3.96% for the three months ended June 30, 2007.

Provision for Loan Losses.  The provision for loan losses increased by $17,000 to $152,000 for the three months ended June 30, 2008, from $135,000 for the three months ended June 30, 2007. The amount of the provision for loan losses for the quarter ended June 30, 2008 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At June 30, 2008, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income increased by $11,000 to $840,000 for the three months ended June 30, 2008, from $829,000 for the three months ended June 30, 2007 due primarily to an increase in service charges and fees on transaction accounts. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $267,000 to $3.2 million for the three months ended June 30, 2008 compared to the same period last year. The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases.

Taxes.  Taxes decreased by $22,000 to $483,000 for the three months ended June 30, 2008, from $505,000 for the three months ended June 30, 2007. The effective tax rate increased from 32.9% for the June 30, 2007 quarter to 33.3% for the June 30, 2008 quarter.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2008.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on it’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since March 31, 2008 year end. Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report for March 31, 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

    An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not required for smaller reporting company

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

COMMUNITY FINANCIAL CORPORATION
Date: August 13, 2008	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

10.5
Form of Change in Control Agreement by and between Community Financial Corporation and each of R. Jerry Giles and Benny N. Werner, filed on May 5, 2006 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.10
Registrant’s 2003 Stock Option and Incentive Plan, filed on September 27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.11
Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant’s 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

10.12
Employment Agreement by and between Community Bank and Norman C. Smiley, III, filed on June 16, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.13
Change in Control Agreement by and between Community Financial Corporation and Norman C. Smiley, III, filed on June 16, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.14
Form of Change in Control Agreement by and between Community Financial Corporation and Lyle Moffett, filed on July 1, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications