Form 10-Q
period 2008-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2008-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 2008.

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
        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
               Yes  [ ]     No  [X]

Number of shares of Common Stock, par value $.01 per share, outstanding at the close of business on October 31, 2008:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,126,157 and $12,762,079)	$2,393,379	$15,998,041
Securities
Held to maturity	2,840,029	2,940,217
Available for sale, at fair value	689,675	9,562,410
Restricted investment in Federal Home Loan Bank stock, at cost	5,480,800	5,210,800
Loans receivable, net of allowance for loan losses of $3,351,059 and $3,214,771	458,188,436	437,173,797
Real estate owned and repossessed assets	2,112,292	592,609
Property and equipment, net	8,406,535	7,923,481
Accrued interest receivable
Loans	1,979,695	1,953,550
Investments	85,444	125,523
Prepaid expenses and other assets	8,767,912	9,765,345
Total Assets	$490,944,197	$491,245,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$351,590,634	$350,730,834
Borrowings	104,000,000	96,000,000
Securities sold under agreement to repurchase	3,010,248	2,834,412
Advance payments by borrowers for taxes and insurance	130,184	150,545
Other liabilities	2,117,759	2,825,279

Total Liabilities	460,848,825	452,541,070

Stockholders’ Equity
Preferred stock $.01 par value,
authorized 3,000,000 shares,	---	---
none outstanding
Common stock, $0.01 par value,
authorized 10,000,000 shares,
4,361,658 and 4,335,958 shares outstanding	43,617	43,360
Additional paid in capital	5,562,732	5,391,704
Retained earnings	24,858,283	34,992,515
Accumulated other comprehensive (loss)	(369,260)	(1,722,876)
Total Stockholders’ Equity	30,095,372	38,704,703

Total Liabilities and Stockholders’ Equity	$490,944,197	$491,245,773

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$7,185,657	$7,645,088	$14,338,826	$15,168,044
Investment securities	32,187	240,178	67,020	480,357
Other	124,392	299,253	416,182	593,732
Total interest income	7,342,236	8,184,519	14,822,028	16,242,133

INTEREST EXPENSE
Deposits	2,617,460	3,103,551	5,493,791	6,049,991
Borrowed money	691,241	1,252,603	1,287,864	2,543,903
Total interest expense	3,308,701	4,356,154	6,781,655	8,593,894

NET INTEREST INCOME	4,033,535	3,828,365	8,040,373	7,648,239

PROVISION FOR LOAN LOSSES	600,544	217,225	752,542	352,701

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,432,991	3,611,140	7,287,831	7,295,538

NONINTEREST INCOME (LOSS)
Service charges, fees and commissions	752,522	729,418	1,497,736	1,466,551
Other	96,071	127,317	190,849	219,222
Securities impairment	(11,053,341)	---	(11,053,341)	---
Total noninterest income (loss)	(10,204,748)	856,735	(9,364,756)	1,685,773

NONINTEREST EXPENSE
Compensation & benefits	1,983,652	1,837,978	3,928,904	3,655,927
Occupancy	393,533	358,545	736,064	714,463
Data processing	383,391	359,877	694,031	694,069
Federal insurance premium	99,108	9,578	169,845	19,324
Advertising	113,202	159,384	207,524	219,409
Other	456,698	452,654	940,026	854,464
Total noninterest expense	3,429,584	3,178,016	6,676,394	6,157,656

INCOME (LOSS) BEFORE TAXES	(10,201,341)	1,289,859	(8,753,319)	2,823,655

INCOME TAXES	288,855	412,972	771,461	917,845

NET INCOME (LOSS)	$(10,490,196)	$876,887	$(9,524,780)	$1,905,810

BASIC EARNINGS (LOSS) PER SHARE	$(2.41)	$0.20	$(2.19)	$0.44
DILUTED EARNINGS (LOSS) PER SHARE	$(2.41)	$0.20	$(2.19)	$0.43
DIVIDENDS PER SHARE	$0.065	$0.065	$0.13	$0.13

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30

	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(9,524,780)	$1,905,810
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Provision for loan losses	752,542	352,701
Depreciation	283,280	305,184
Stock-based compensation expense	6,826	---
Amortization of premium and accretion
of discount on securities, net	188	4,084
Securities impairment	11,053,341	---
(Decrease) in net deferred loan fees	(70,432)	(34,737)
(Decrease) in deferred income taxes	(94,464)	(80,072)
Decrease(increase) in other assets	997,433	(961,755)
(Decrease) increase in other liabilities	(707,520)	540,701

Net cash provided by operating activities	2,696,414)	2,031,916

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,700,000	---
Purchase of held to maturity securities	(1,600,000)	---
Net increase in loans	(22,502,194)	(16,217,987)
Purchases of property and equipment	(748,523)	(162,865)
(Purchase) of FHLB stock	(270,000)	(315,000)
(Increase) in repossessed assets and real estate owned	(1,519,683)	(132,578)

Net cash absorbed by investing activities	(24,940,400)	(16,828,430)

FINANCING ACTIVITIES
Dividends paid	(565,813)	(558,465)
Net increase in deposits	859,800	12,840,422
Proceeds from advances and other borrowed money	8,175,836	8,360,215
Proceeds from issuance of common stock	169,501	9,785

Net cash provided by financing activities	8,639,324	20,651,957

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,604,662)	5,855,443

CASH AND CASH EQUIVALENTS – beginning of period	15,998,041	3,625,796

CASH AND CASH EQUIVALENTS – end of period	$2,393,379	$9,481,239

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

Stock options of 5,000 shares were granted and $6,826 of stock-based compensation expense was recognized during the three and six month periods ended September 30, 2008.  There were no stock options granted and no stock-based compensation expense was recognized during the three and six month periods ended September 30, 2007.

The following summarizes the stock option activity for the six months ended September 30, 2008:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2008	429,600	$8.28
Granted	5,000	$5.71
Exercised	(24,700)	$6.86
Forfeited	(29,100)	$7.36
Options outstanding, September 30, 2008	380,200	$8.41	4.7
Options exercisable, September 30, 2008	380,200	$8.41	4.7	$99,690

The total intrinsic value of in-the-money options exercised during the six months ended September 30, 2008 was $370.

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

	For the Three Months Ended

	September 30, 2008			September 30, 2007

		Weighted Average	Per Share		Weighted Average	Per Share
	(Loss)	Shares	amount	Income	Shares	Amount

Basic earnings (loss) per share

Income (loss) available to common stockholders	$(10,490,196)	4,357,684	$(2.41)	$876,887	4,297,120	$0.20

Effect of Dilutive Securities

Options	---	---		---	96,981

Diluted earnings (loss) per share

Income (loss) available to common stockholders	$(10,490,196)	4,357,684	$(2.41)	$876,887	4,394,101	$0.20

During the quarter ended September 30, 2008, no stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2007, no stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended

	September 30, 2008			September 30, 2007

		Weighted Average	Per Share		Weighted Average	Per Share
	(Loss)	Shares	amount	Income	Shares	Amount

Basic earnings (loss) per share

Income (loss) available to common stockholders	$(9,524,780)	4,350,192	$(2.19)	$1,905,810	4,296,430	$0.44

Effect of Dilutive Securities

Options	---	---		---	119,600

Diluted earnings (loss) per share

Income (loss) available to common stockholders	$(9,524,780)	4,350,192	$(2.19)	$1,905,810	4,416,030	$0.43

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2008:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$7,517,000	1.50%	$36,551,000	7.29%	$29,034,000
Core Capital	20,046,000	4.00	36,551,000	7.29	16,505,000
Risk-based Capital	34,095,000	8.00	39,855,000	9.35	5,760,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2008 and 2007 was $7,358,584 and $8,357,702, respectively. Total income taxes paid for the six months ended September 30, 2008 and 2007 was $1,003,776 and $1,107, 191.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the six-month periods ended September 30, 2008 and 2007:

	Six months Ended September 30

	2008	2007

Net Income	$(9,524,780)	$1,905,810

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) on available for sale securities arising during the period, net of deferred tax of $829,636	(9,699,725)	(674,560)
Adjustments for realized securities losses, net of tax of $0	11,053,341	---
Total other comprehensive income (loss), net of tax	1,353,616	(674,560)

Total comprehensive income (loss)	$(8,171,164)	$1,231,250

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	September 30

	2008	2007

Service cost	$87,669	$77,336
Interest cost	53,010	44,055
Expected return on plan assets	(64,175)	(43,935)
Recognized net actuarial loss	4,888	6,608

	$81,392	$84,064

	Six Months Ended
	September 30

	2008	2007

Service cost	$175,338	$154,672
Interest cost	106,020	88,110
Expected return on plan assets	(128,350)	(87,870)
Recognized net actuarial loss	9,776	13,216

	$162,784	$168,128

As disclosed in the Company’s Form 10-K for the year ended March 31, 2008, a contribution of $492,000 to its pension plan is expected during the current fiscal year. As of September 30, 2008, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2009.

NOTE 8. – SECURITIES

Information pertaining to securities with gross unrealized losses at September 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value
	Unrealized Losses

Held to Maturity

United States government and
agency obligations	$8,010	$1,591,990	$-	$-

State and municipal obligations	-	-	1,367	198,662
	8,010	1,591,990	1,367	198,662
Available for Sale

Equity securities	-	-	37,098	602,750

	$8,010	$1,591,990	$38,465	$801,412

At September 30, 2008, 5 debt securities had unrealized losses with aggregate depreciation of 0.52% from the Company’s amortized cost basis.  These unrealized losses related principally to government agencies.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies and whether downgrades by bond debt rating agencies have occurred.  As management has the ability and intent to hold these debt securities until maturity or for a period of time sufficient to allow for any anticipated recovery in fair value, no declines are deemed to be other than temporary.

At September 30, 2008, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008. One of the preferred stock issues is the Freddie Mac preferred series

L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the September 30, 2008 quarter the Emergency Economic Stabilization Act was passed by Congress and signed by the President which permitted the OTTI loss to be deducted as an ordinary loss. This will result in a tax benefit in the December 31, 2008 quarter of approximately $4.2 million.

The Company is evaluating the provisions of the Capital Purchase Program under the Emergency Stabilization Act of 2008 that would permit the sale of preferred capital stock to the U S Treasury (UST). The Company anticipates that it will make application to the UST under this program.

11. Loans Receivable, Net

Loans receivable are summarized as follows:

	September 30, 2008	March 31, 2008

Residential real estate	$132,396,154	$122,604,826
Commercial real estate	148,295,837	150,059,098
Construction	64,148,108	53,891,019
Commercial business	46,972,534	41,577,858
Consumer	84,775,487	84,671,436
	476,588,120	452,804,237
Less:
Loans in process	16,176,032	13,599,373
Deferred loan (costs), net	(1,127,407)	(1,183,704)
Allowance for loan losses	3,351,059	3,214,771
	18,399,684	15,630,440
	$458,188,436	$437,173,797

Loans serviced for others amounted to approximately $312,447 at September 30, 2008, and $390,094 at
March 31, 2008.  The loans are not included in the accompanying consolidated balance sheets.

Year Ended	September 30, 2008	March 31, 2008

Balance at beginning of year	$3,214,771	$3,078,397
Provision for loan loss	732,542	624,717
Loans charged-off	(676,408)	(623,055)
Recoveries of loans previously charged-off	80,154	134,712
Balance at end of year	$3,351,059	$3,214,771

Impaired loans without a valuation allowance totaled $29,851 as of September 30, 2008, and $47,768 as of March 31, 2008.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,413,292 at September 30, 2008 and $1,026,298 at March 31, 2008.  If interest on these loans had been accrued, such income would have approximated $71,998 for the six months ended September 30, 2008 and $44,880 for the year ended March 31, 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation (“Community” or the “Company” and its subsidiary, Community Bank (the “Bank”). The following is primarily from management’s perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

Net income (loss) for the six months ended September 30, 2008 decreased $11,431,000 or 599.82% to ($9,525,000) compared to $1,906,000 for the six months ended September 30, 2008.  Net income for the six months decreased due primarily to an Other Than Temporary Impairment (OTTI) adjustment on our FHLMC and FNMA Available for Sale securities of $11,053,000, provision for loan loss increase, and increases in noninterest expense resulting from higher expenses associated with compensation and federal insurance premiums. Net income for the six months ended September 30, 2008 excluding the OTTI would have been $1,528,000.

Net income (loss) for the three months ended September 30, 2008 decreased $11,367,000 or 1,296.3% to ($10,490,000) compared to $877,000 for the three months ended September 30, 2008.  Net income for the quarter ended September 30, 2008 decreased due primarily to an Other Than Temporary Impairment charge on our FHLMC and FNMA Available for Sale securities of $11,053,000, an increase in the provision for loan loss, and increases in noninterest expense resulting from higher expenses associated with compensation and federal insurance premiums. Net income for the quarter ended September 30, 2008 excluding the OTTI would have been $563,000.

Subsequent to the September 30, 2008 quarter, the Emergency Economic Stabilization Act was passed by Congress and signed by the President which permitted the OTTI loss to be deducted as an ordinary loss for income tax purposes. This will result in a tax benefit in the December 31, 2008 quarter of approximately $4.2 million.

Net interest income for the quarter ended September 30, 2008 increased $205,000, or 5.4%, to $4.0 million compared to the quarter ended September 30, 2007. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended September 30, 2008 was the growth in interest-earning assets, primarily loans, and lower rates on interest-bearing liabilities. The increase in net interest income for the current quarter was limited due to the elimination of dividends on the Freddie Mac preferred owned by the Bank. We had no purchases of investment securities during the three months ended September 30, 2008 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $323.1 million in adjustable rate loans or 70.5% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the September 30, 2008 quarter was borrowed funds. Deposits were down due primarily to the seasonal nature of non-interest bearing transaction accounts. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. During the September 30, 2008 quarter, we experienced increased competition for time deposits primarily from financial institutions which reported reduced capital as the result of losses related to subprime lending. These institutions’ sources of funding have been reduced due to their reduced capital positions. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. Growth in the Bank's loan portfolio for the September 30, 2008 quarter was primarily in construction, residential first mortgage and home equity loans and lines, offset by a decrease in commercial real estate  loans. We anticipate that future loan growth will be primarily in commercial real estate.  At September 30, 2008, our assets totaled $490.9 million, including net loans receivable of $458.2 million, compared to total assets of $491.2 million, including net loans receivable of $437.2 million, at March 31, 2008.  Construction loans totaled $64.1 million or 13.5%, residential first mortgage loans were $132.4 million or 27.8% and home equity loans and lines were $38.0 million or 8.0% of our total loan portfolio at September 30, 2008 compared to construction loans of $53.9 million or 11.9%, residential first mortgage loans of $122.6 or 27.1%, and home equity loans and lines of $32.8 million or 7.2% at March 31, 2008.

At September 30, 2008, non-performing assets totaled approximately $4.5 million or ..92% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Our allowance for loan losses to non-performing assets was 74.0% and to total loans was .73% at September 30, 2008.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Financial institutions have experienced decreased access to deposits or borrowings.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions.  We also expect to face increased regulation and government oversight as a result of these downward trends.  This increased government action may increase our costs and limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

We do not expect these difficult conditions to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP,

Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  The Company anticipates it will make application to the Treasury Department to participate in this program.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 5, 2008 to opt out of these two programs.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At September 30, 2008, we had $1.5 million in such accounts in excess of $250,000.

The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

FINANCIAL CONDITION

The Company's total assets decreased $302,000 to $490.9 million at September 30, 2008 from $491.2 million at March 31, 2008 due to decrease in cash of $2.0 million, interest bearing deposits of $11.6 million and securities available for sale of $8.9 million, offset by an increase in loans receivable of $21.0 million. The increase in loans was funded with an increase in FHLB Advances and borrowings of $8.2 million and decreases in cash of $2.0 million and interest bearing deposits of $11.6 million at September 30, 2008 from March 31, 2008. FHLB Advances increased by $4.0 million and other borrowings increased by $4.2 million.  Stockholders’ equity decreased $8.6 million to $30.1 million at September 30, 2008, from $38.7 million at March 31, 2008, due to the loss for the six months of $9.5 million and cash dividend payments, offset by the elimination of unrealized losses on securities.

At September 30, 2008, non-performing assets totaled approximately $4.5 million or ..92% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Non-performing assets at September 30, 2008 were comprised of repossessed assets of $2.1million and non accrual loans of $2.4 million. Included in the total non-performing assets at September 30, 2008 was one relationship of approximately $2.1 million which includes $1.5 million of residential lots. At September 30, 2008, our allowance for loan losses to non-performing assets was 74.0% and to total loans was .73% compared to 313.3% and .73%, respectively at March 31, 2008. At September 30, 2008 delinquent loans to total loans was 1.38% compared to .86% at March 31, 2008. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of June 30, 2008, there were also $6.1 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $300,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2008, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 3.8%.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of September 30, 2008, the total amount of borrowing available under the FHLB line of credit was approximately $129,590,000. At September 30, 2008, principal obligations to the FHLB consisted of $72,000,000 in floating-rate, overnight borrowings and $20,000,000 in fixed-rate convertible advances.

The Company had a line of credit with a bank in the amount of $5,000,000 at September 30, 2008 of which $4,000,000 had been drawn on the line.

At September 30, 2008 we had commitments to purchase or originate $21.7 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $215.1 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At September 30, 2008, we had brokered or internet time deposits of $6.3 million.

The Bank’s regulatory capital changed from “well capitalized” at June 30, 2008 to “adequately capitalized” at September 30, 2008 due to the OTTI charge related to its Fannie Mae and Freddie Mac preferred stock. The Company is considering the alternatives to regain the “well capitalized” capital status including participation in the U.S. Treasury Capital Purchase Program. The maximum available under this program is approximately $12.8 million of preferred stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007.

General.  Net income (loss) for the three months ended September 30, 2008 decreased $11,367,000 or 1,296.3% to ($10,490,000) from $877,000 for the three months ended September 30, 2007. Net interest income increased $205,000, the provision for loan losses increased $383,000, non-interest income decreased $11,061,000 and non-interest expense increased $252,000 during the three months ended September 30, 2008 compared to the same period in 2008. Return on equity for the three months ended September 30, 2008 was (121.6)% compared to 8.96% for the three month period ended September 30, 2008. Return on assets was (8.51)% for quarter ended September 30, 2008 compared to 0.74% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $842,000 to $7.3 million for the three months ended September 30, 2008, from $8.2 million for the three months ended September 30, 2008, due to lower yields partially offset by higher average loan balances.  Investment securities income decreased by $208,000 due to lower average balances as a result of calls and maturities on securities. Other interest income decreased due to elimination of dividends on FHLMC common and preferred stock and a lower yield on FHLB stock.  The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 6.39% for the three months ended September 30, 2008 compared to 7.12% for the three months ended September 30, 2007.

Interest Expense.  Total interest expense decreased by $1,047,000 to $3.3 million for the quarter ended September 30, 2008, from $4.4 million for the quarter ended September 30, 2008. Interest on deposits decreased by $486,000 to $2.6 million for the quarter ended September 30, 2008 from $3.1 million for the quarter ended June 30, 2008 due to a decrease in the average rate paid partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $561,000 to $691,000 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. A decrease in the average rate paid on borrowings from 5.23% to 2.65% offset by an increase in the average balance of borrowings from $97.2 million for the September 30, 2007 quarter to $104.5 million for the September 30, 2008 quarter accounted for the decrease. The average rate paid on interest-bearing liabilities was 3.08% during the three months ended September 30, 2008 compared to 3.99% for the three months ended September 30, 2007.

Provision for Loan Losses.  The provision for loan losses increased by $383,000 to $601,000 for the three months ended September 30, 2008, from $217,000 for the three months ended September 30, 2007. The amount of the provision for loan losses for the quarter ended September 30, 2008 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At September 30, 2008, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income (loss) decreased by $11,061,000 to ($10,205,000) for the three months ended September 30, 2008, from $857,000 for the three months ended September 30, 2007 due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA available for sale securities of $11,053,000. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $252,000 to $3.4 million for the three months ended September 30, 2008 compared to the same period last year. The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, additional loan and retail personnel and federal deposit insurance premiums.

Federal deposit insurance premiums during the three months ended September 30, 2008 totaled $99,000, compared to $10,000 for the same period in 2007.  These premiums are expected to increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation ("FDIC") deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The FDIC has proposed increasing the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.  The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

Taxes.  Taxes decreased by $124,000 to $289,000 for the three months ended September 30, 2008, from $413,000 for the three months ended September 30, 2007. The effective tax rate increased from 32.0% for the September 30, 2007 quarter to 33.9% for the September 30, 2008 quarter.

Six Months Ended September 30, 2008 and 2007.

General.  Net income (loss) for the six months ended September 30, 2008 decreased $7,619,000 or 399.8% compared to $1,906,000 for the six months ended September 30, 2007.  Net income for the six months decreased due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA Available for Sale securities of $11,053,000, an increase in the provision for loan loss and increases in noninterest expense resulting from higher expenses associated with compensation and federal insurance premium. Return on equity for the six months ended September 30, 2008 was (48.53)% compared to 10.49% for the six month period ended September 30, 2007 Return on assets was (3.88)% for six months ended September 30, 2008 compared to .87% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased by $1.4 million or 8.7% to $14.8 million for the six months ended September 30, 2008, from $16.2 million for the six months ended September 30, 2007 due to a decrease in loan yields, a decrease in average investment security balances and the elimination of FHLMC common and preferred stock dividends and a lower dividend rate on the FHLB stock offset by an increase in average loan balances. The yield on loans and securities decreased from 7.12% to 6.31% for the same periods.

Interest Expense.  Total interest expense decreased by $1.8 million or 21.1% to $6.8 million for the six months ended September 30, 2008, from the six months ended September 30, 2007  Interest on deposits decreased to $5.5 million for the six months ended September 30, 2008, from $6.1 million for the same period last year due to a decrease in the average rate paid on deposit balances offset by an increase in the average deposit balances. The rate paid on deposits decreased from 3.64% for the six months ended September 30, 2007 to 3.14% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $1.3 months ended September 30, 2007 from $25 million for the six months ended September 30, 2008 due to both a decrease in the average outstanding balance on borrowings and the average rate on borrowing balances. The average balance on borrowings decreased from $98.0 months ended September 30, 2007 $97.1 million for the six months ended September 30, 2008. The average rate paid on borrowings decreased from 5.19% for the six months ended September 30, 2007to 2.65% for the six month period ended September 30, 2008.

Provision for Loan Losses.  The provision for loan losses increased to $753,000 for the six months ended September 30, 2008 from $353,000 for the months ended September 30, 2007 based on managements’ review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income (loss) decreased by $11,051,000 to ($9,365,000) for the six months ended September 30, 2008, from $1,686,000 for the six months ended September 30, 2007 due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA available for sale securities of $11,053,000.

Noninterest Expenses.  Noninterest expenses increased $519,000 for the six months ended September 30, 2008, compared to the same period last year.  The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, additional loan and retail personnel and federal deposit insurance premiums.

Taxes.  Taxes decreased to $771,000 for the six months ended September 30, 2008, from $918,000 for the six months ended September 30, 2007. The effective tax rate increased to 33.5%  for the September 30, 2008 period from 32.5% for the same period ended September 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2008.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)).  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instrumentsand related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.  FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP.  Examples of items to which the deferral would and would not apply are listed in the FSP.  The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

 The Company held an annual meeting of stockholders on July 30, 2008. The following directors were elected for a three year term at the meeting: Charles F. Andersen and Charles W. Fairchilds.  The following directors’ term of office continued after the meeting:, Jane C. Hickok, P. Douglas Richard, Dale C. Smith, Morgan N. Trimyer, Jr. and James R. Cooke, Jr..

The only matter voted on at the annual meeting was the election of the following two directors, each for a term of three years:

	For	Withheld
Charles F. Andersen	3,450,949	57,034
Charles W. Fairchilds	3,474,689	33,294

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 12, 2008	By:
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

10.14 10.15
Form of Change in Control Agreement by and between Community Financial Corporation and Lyle Moffett, filed on July 1, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

Form of Change in Control Agreement by and between Community Financial Corporation and John Howeton is filed with this Form 10-Q.

11	Statement re computation of per share earnings (see Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications