Form 10-Q
period 2008-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2009-02-17
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 2008.

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☐     Accelerated filer   ☐    Non-Accelerated filer   ☐       Small reporting company ☒
    (do not check if a small
                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes     ☐        No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on January 31, 2009:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,545,955 and $12,762,079)	$6,082,233	$15,998,041
Securities
Held to maturity	2,250,020	2,940,217
Available for sale, at fair value	207,307	9,562,410
Restricted investment in Federal Home Loan Bank stock, at cost	5,390,800	5,210,800
Loans receivable, net of allowance for loan losses of $3,651,879 and $3,214,771	468,807,707	437,173,797
Real estate owned and repossessed assets	1,448,452	592,609
Property and equipment, net	8,394,629	7,923,481
Accrued interest receivable
Loans	1,978,791	1,953,550
Investments	24,330	125,523
Prepaid expenses and other assets	13,338,345	9,765,345
Total Assets	$507,922,614	$491,245,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$357,403,112	$350,730,834
Borrowings	99,000,000	96,000,000
Securities sold under agreement to repurchase	1,828,753	2,834,412
Advance payments by borrowers for taxes and insurance	111,132	150,545
Other liabilities	2,602,222	2,825,279

Total Liabilities	460,945,219	452,541,070

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	---
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 and 4,335,958 shares outstanding	43,617	43,360
Warrants	603,153	---
Discount on preferred	(599,132)	---
Additional paid in capital	5,562,732	5,391,704
Retained earnings	29,093,285	34,992,515
Accumulated other comprehensive (loss)	(369,260)	(1,722,876)
Total Stockholders’ Equity	46,977,395	38,704,703

Total Liabilities and Stockholders’ Equity	$507,922,614	$491,245,773

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007		2008	2007
	(Unaudited)			(Unaudited)
INTEREST INCOME
Loans	$7,001,975		$7,562,839	$21,340,801		$22,730,883
Investment securities	29,005		232,144	96,025		712,500
Other	21,816		291,785	437,999		885,518
Total interest income	7,052,796		8,086,768	21,874,825		24,328,901

INTEREST EXPENSE
Deposits	2,581,964		3,223,827	8,075,755		9,273,818
Borrowed money	429,895		1,207,798	1,717,759		3,751,701
Total interest expense	3,011,858		4,431,625	9,793,514		13,025,519

NET INTEREST INCOME	4,040,938		3,655,143	12,081,311		11,303,382

PROVISION FOR LOAN LOSSES	893,684		102,586	1,646,225		455,287

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,147,254		3,552,557	10,435,086		10,848,095

NONINTEREST INCOME (LOSS)
Service charges, fees and commissions	799,919		812,737	2,297,656		2,279,289
Other	97,460		103,967	288,309		323,188
Securities impairment	(482,368)		---	(11,535,709)		---

Total noninterest income (loss)	415,011		916,704	(8,949,744)		2,602,477

NONINTEREST EXPENSE
Compensation & benefits	2,061,308		1,884,810	5,990,212		5,540,737
Occupancy	392,023		360,347	1,128,087		1,074,810
Data processing	359,482		352,370	1,053,513		1,046,439
Federal insurance premium	57,798		9,634	227,643		28,959
Advertising	135,840		128,891	343,364		348,299
Other	520,128		372,664	1,460,156		1,227,128

Total noninterest expense	3,526,579		3,108,716	10,202,975		9,266,372

INCOME (LOSS) BEFORE TAXES	35,686		1,360,545	(8,717,633)		4,184,200

INCOME TAX (BENEFIT) EXPENSE	(4,203,338)		436,795	(3,431,877)		1,354,640

NET INCOME (LOSS)	$4,239,024		$923,750	$(5,285,756)		$2,829,560
Effective dividend on preferred stock	$4,021	$	---	$4,021	$	---
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,235,003		$923,750	$(5,289,777)		$2,829,560
BASIC EARNINGS (LOSS) PER SHARE	$0.97		$0.21	$(1.21)		$0.66
DILUTED EARNINGS (LOSS) PER SHARE	$0.97		$0.21	$(1.21)		$0.64
DIVIDENDS PER COMMON SHARE	$0.00		$0.065	$0.13		$0.195

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31

	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(5,285,756)	$2,829,560
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Provision for loan losses	1,646,225	455,287
Depreciation	434,304	463,538
Stock-based compensation expense	6,826	---
Amortization of premium and accretion
of discount on securities, net	197	5,277
Securities impairment	11,535,709	---
Decrease in net deferred loan costs	151,789	37,879
(Increase) in deferred income tax assets	(4,522,992)	(120,243)
Decrease(increase) in other assets	96,048	(2,808,208)
(Decrease) increase in other liabilities	(4,153)	989,470

Net cash provided by operating activities	4,058,197	1,852,560

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	2,790,000	---
Purchase of held to maturity securities	(2,100,000)	1,917,143
Net increase in loans	(33,391,277)	(28,587,615)
Purchases of property and equipment	(887,641)	(201,244)
(Purchase) of FHLB stock	(180,000)	(720,000)
(Increase) in repossessed assets and real estate owned	(1,118,394)	(153,367)

Net cash absorbed by investing activities	(34,887,312)	(27,745,083)

FINANCING ACTIVITIES
Dividends paid	(565,813)	(837,957)
Net increase in deposits	6,672,278	12,004,640
Proceeds from advances and other borrowed money	1,994,341	15,691,955
Proceeds from issuance of common stock	169,501	107,285
Proceeds from issuance of preferred stock	12,643,000	---

Net cash provided by financing activities	20,913,307	26,965,963

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,915,808)	1,073,440

CASH AND CASH EQUIVALENTS – beginning of period	15,998,041	3,625,796

CASH AND CASH EQUIVALENTS – end of period	$6,082,233	$4,699,236

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the December 31, 2008 quarter.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

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

Stock options of 5,000 shares were granted and $6,826 of stock-based compensation expense was recognized during the nine month periods ended December 31, 2008.  There were no stock options granted and no stock-based compensation expense was recognized during the three and nine month periods ended December 31, 2007 and the three month period ended December 31, 2008.

The following summarizes the stock option activity for the nine months ended December 31, 2008:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2008	429,600	$8.28
Granted	5,000	$5.71
Exercised	(24,700)	$6.86
Forfeited	(29,100)	$7.36
Options outstanding, December 31, 2008	380,200	$8.41	4.5
Options exercisable, December 31, 2008	380,200	$8.41	4.5	0

The total intrinsic value of in-the-money options exercised during the nine months ended December 31, 2008 was $370.

NOTE 3. - EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans and warrants. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding. Basic and diluted earnings per share are computed in the following table.

	For the Three Months Ended

	December 31, 2008			December 31, 2007

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings (loss) per share

Income (loss) available to common stockholders	$4,235,003	4,361,658	$0.97	$923,750	4,304,882	$0.21

Effect of Dilutive Securities

Options and Warrants	---	4,100		---	84,450

Diluted earnings (loss) per share

Income (loss) available to common stockholders	$4,235,003	4,365,758	$0.97	$923,750	4,389,332	$0.21

During the quarter ended December 31, 2008, 292,000 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31, 2007, options representing 114,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended

	December 31, 2008			December 31, 2007

		Weighted Average	Per Share		Weighted Average	Per Share
	(Loss)	Shares	Amout	Income	Shares	Amount

Basic earnings (loss) per share

Income (loss) available to common stockholders	$(5,289,777)	4,354,028	$(1.21)	$2,829,560	4,299,257	$0.66

Effect of Dilutive Securities

Options and Warrants	---	---		---	103,461

Diluted earnings (loss) per share

Income (loss) available to common stockholders	$(5,289,777)	4,354,028	$(1.21)	$2,829,560	4,402,718	$0.64

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2008:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$7,655,000	1.50%	$47,286,000	9.27%	$39,631,000
Core Capital	20,413,000	4.00	47,286,000	9.27	26,873,000
Risk-based Capital	35,136,000	8.00	50,912,000	11.59	15,776,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount requires prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law. Issuance of preferred stock under the TARP and Capital Purchase Plan restricts the Company from increasing its dividend distribution to stockholders without approval from the OTS.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2008 and 2007 was $10,478,874 and $12,694,780, respectively. Total income taxes paid for the nine months ended December 31, 2008 and 2007 was $1,195,756 and $1,474,213.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the nine-month periods ended December 31, 2008 and 2007:

	Nine Months Ended December 31

	2008	2007

Net Income (Loss)	$(5,285,756)	$2,829,560

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) on available for sale securities arising during the period, net of deferred tax of $3,553,934	(5,798,524)	(2,523,134)
Adjustments for realized securities losses, net of tax of	7,152,140	---
Total other comprehensive income (loss), net of tax	1,353,616	(2,523,134)

Total comprehensive income (loss)	$(3,932,140)	$306,426

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	December 31

	2008	2007

Service cost	$87,669	$77,336
Interest cost	53,010	44,055
Expected return on plan assets	(64,175)	(43,935)
Recognized net actuarial loss	4,888	6,608

	$81,392	$84,064

	Nine Months Ended
	December 31

	2008	2007

Service cost	$263,007	$232,008
Interest cost	159,030	132,165
Expected return on plan assets	(192,525)	(131,805)
Recognized net actuarial loss	14,664	19,824

	$244,176	$252,192

The Company has been advised by its actuary that a contribution is not required for the year ending March 31, 2009 due to the level of contributions in the prior fiscal year.  The Company anticipates that a contribution will not be made for the fiscal year ending March 31, 2009.

NOTE 8. – SECURITIES

At December 31, 2008, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008 and an additional OTTI charge of $482,000 in the December 31, 2008 quarter. The Company recorded a tax related benefit of $4,384,000 for the two OTTI non-cash charges for the quarter ended December 31, 2008. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009.

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

• Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

10. Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31, 2008	March 31, 2008

Residential real estate	$140,556,121	$122,604,826
Commercial real estate	151,525,991	150,059,098
Construction	63,233,016	53,891,019
Commercial business	45,724,627	41,577,858
Consumer	85,308,837	84,671,436
	486,348,592	452,804,237
Less:
Loans in process	14,920,922	13,599,373
Deferred loan (costs), net	(1,031,916)	(1,183,704)
Allowance for loan losses	3,651,879	3,214,771
	17,540,885	15,630,440
	$468,807,707	$437,173,797

Loans serviced for others amounted to approximately $304,693 at December 31, 2008, and $390,094 at
March 31, 2008.  The loans are not included in the accompanying consolidated balance sheets.

Year Ended	December 31, 2008	March 31, 2008

Balance at beginning of year	$3,214,771	$3,078,397
Provision for loan loss	1,646,225	624,717
Loans charged-off	(1,324,272)	(623,055)
Recoveries of loans previously charged-off	115,155	134,712
Balance at end of year	$3,651,879	$3,214,771

Impaired loans without a valuation allowance totaled $26,028 as of December 31, 2008, and $47,768 as of March 31, 2008.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $3,406,959 at December 31, 2008 and $1,026,298 at March 31, 2008.  If interest on these loans had been accrued, such income would have approximately $116,157 for the nine months ended December 31, 2008 and $44,880 for the year ended March 31, 2008.

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

Net income (loss) for the nine months ended December 31, 2008 decreased $8,116,000 to ($5.3) million compared to $2.8 million for the nine months ended December 31, 2007.  Net income for the nine months decreased due primarily to an Other Than Temporary Impairment (OTTI) adjustment on our Freddie Mac and Fannie Mae Available for Sale securities of $11,536,000 (net of tax benefit of $4,384,000). Net income for the nine months ended December 31, 2008 was also affected by an increase in the provision for loan losses, an increase in noninterest expense, partially offset by an increase in net interest income.

Net income for the three months ended December 31, 2008 increased $3,315,000 or 359% to $4.2 million compared to $924,000 for the three months ended December 31, 2007.  Net income for the quarter ended December 31, 2008 increased due primarily to the tax benefit of $4,384,000 for the Other Than Temporary Impairment charge on our Freddie Mac and Fannie Mae Available for Sale securities of $11,053,000 recognized in September 2008 and $482,000 in the December 31, 2008 quarter and an increase in net interest income, offset by an increase in the provision for loan loss and increases in noninterest expense.

Net interest income for the quarter ended December 31, 2008 increased $386,000, or 10.6%, to $4,041,000 compared to the quarter ended December 31, 2007. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended December 31, 2008 was the growth in interest-earning assets, primarily loans, and lower rates on interest-bearing liabilities. The increase in net interest income for the current quarter was limited due to the elimination or reduction of dividends on the Freddie Mac and Fannie Mae preferred stock and Federal Home Loan Bank common stock owned by the Bank. We purchased $500,000 of investment securities during the three months ended December 31, 2008 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $328.7 million in adjustable rate loans or 70.1% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. The primary source of funding for increases in assets during the December 31, 2008 quarter was deposits, and the issuance of preferred stock of $12,643,000. Deposits were up due to increases in time deposits and money market accounts, offset by seasonal decreases in non-interest bearing transaction accounts. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. During the December 31, 2008 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. Growth in the Bank's loan portfolio for the December 31, 2008 quarter was primarily in construction loans, residential first mortgage and home equity loans and lines, and commercial business loans, offset by a decrease in automobile loans. We expect  to focus our future loan growth primarily in the commercial real estate arena and to slow or moderate our  construction loan growth due to a slower economy and underwriting changes to limit funding of speculative construction .  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At December 31, 2008, our assets totaled $507.9 million, including net loans receivable of $468.8 million, compared to total assets of $491.2 million, including net loans receivable of $437.2 million, at March 31, 2008.  Construction loans totaled $63.2 million or 13.0%, commercial real estate were $151.5 million or 31.2%, residential first mortgage loans were $140.6 million or 28.9%, commercial business loans were $45.7 or 9.4%, and home equity loans and lines were $41.0 million or 8.4% of our total loan portfolio at December 31, 2008 compared to construction loans of $53.9 million or 11.9%, commercial real estate of $150.1 or 33.1%, residential first mortgage loans of $122.6 or 27.1%, commercial business $41.6 million or 9.2%, and home equity loans and lines of $32.8 million or 7.2% at March 31, 2008.

At December 31, 2008, non-performing assets totaled approximately $4.9 million or 0.96% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Our allowance for loan losses to non-performing assets was 75.2% and to total loans was .78% at December 31, 2008 compared to 198.6% and .73%, respectively at March 31, 2008.  The increase consisted of $2.4 million of nonaccrual loans, primarily various consumer loans which included home equity loans and $900,000 of real estate owned and repossessed assets. Due primarily to the slowing economy we expect an increase in non-performing assets in the future.

During our fiscal year 2008, we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the December 31, 2007 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000, which resulted in a gain of $37,000.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have not experienced stable to moderate declines in real estate values in our market areas. The Company has experienced moderate increases in both delinquencies and charge-offs for the 2009 fiscal year. Delinquencies have increased from .86% at March 31, 2008 to 2.68% at December 31, 2008. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets there has not been a dramatic or widespread increase in unemployment to date  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Financial institutions have experienced decreased access to deposits or borrowings.

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

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled asset of financial institutions.  The Company made application to the Treasury Department to participate in this program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the December 31, 2008 quarter.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At December 31, 2008, we had $1.9 million in such accounts in excess of $250,000.

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

FINANCIAL CONDITION

The Company's total assets increased $16.7 million to $507.9 million at December 31, 2008 from $491.2 million at March 31, 2008 due to increases in loans receivable of $31.9 million, deferred tax asset of $3.7 million and cash of $1.3 million, offset by decreases in cash consisting of interest bearing deposits at other financial institutions of $11.2 million and securities available for sale of $9.4 million. The increase in loans was funded with an the issuance of $12.6 million of preferred stock, increases in deposits of $6.7 million, increases in FHLB Advances and borrowings of $2.0 million and decreases in interest bearing deposits of $11.2 million at December 31, 2008 from March 31, 2008. FHLB Advances increased by $3.0 million and other borrowings decreased by $1.0 million.  Stockholders’ equity increased $8.3 million to $47.0 million at December 31, 2008, from $38.7 million at March 31, 2008, due to the preferred stock issuance of $12.6 million offset by the loss for the nine months ended December 31, 2008of $5.3 million and cash dividend payments.

At December 31, 2008, non-performing assets totaled approximately $4.9 million or 0.96% of assets compared to $1.6 million or .33% of assets at March 31, 2008. Non-performing assets at December 31, 2008 were comprised of repossessed assets of $1.5 million and non accrual loans of $3.4 million. Included in the total non-performing assets at December 31, 2008 was one relationship of approximately $2.0 million which includes $1.3 million of residential lots. At December 31, 2008, our allowance for loan losses to non-performing assets was 75.2% and to total loans was ..78% compared to 198.6% and .73%, respectively at March 31, 2008. At December 31, 2008 the percentage of delinquent loans to total loans was 2.68% compared to ..86% at March 31, 2008. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.

As of December 31, 2008, there were also $11.3 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2008, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 3.3%.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of December 31, 2008, the total amount of borrowing available under the FHLB line of credit was approximately $129,000,000. At December 31, 2008, principal obligations to the FHLB consisted of $79,000,000 in floating-rate, overnight borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits.

The Company had a line of credit with a bank in the amount of $5,000,000 at December 31, 2008 of which $1,000,000 had been drawn on the line.

At December 31, 2008 we had commitments to purchase or originate $10.8 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $230.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At December 31, 2008, we had brokered or internet time deposits of $16.3 million.

The Bank’s regulatory capital changed from “adequately capitalized” at September 30, 2008 to “well capitalized” at December 31, 2008 due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are callable after three years at 100% of the issue price, subject to the approval of the Company’s federal regulator.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 and 2007.

General.  Net income for the three months ended December 31, 2008 increased $3,315,000 or 358.9% to $4,239,000 from $924,000 for the three months ended December 31, 2007. Net interest income increased $386,000, the provision for loan losses increased $791,000, non-interest income decreased $502,000 and non-interest expense increased $418,000 during the three months ended December 31, 2008 compared to the same period in 2008. Return on equity for the three months ended December 31, 2008 was 49.9% compared to 9.33% for the three month period ended December 31, 2007. Return on assets was 3.39% for quarter ended December 31, 2008 compared to 0.76% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $1,034,000 to $7.1 million for the three months ended December 31, 2008, from $8.1 million for the three months ended December 31, 2007, due to lower yields partially offset by higher average loan balances.  Investment securities income decreased by $203,000 due to lower average balances as a result of calls and maturities on securities. Other interest income decreased by $270,000 due to elimination of dividends on Freddie Mac common and preferred stock and a lower yield on FHLB stock.  The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 5.92% for the three months ended December 31, 2008 compared to 6.92% for the three months ended December 31, 2007.

Interest Expense.  Total interest expense decreased by $1,420,000 to $3.0 million for the quarter ended December 31, 2008, from $4.4 million for the quarter ended December 31, 2007. Interest on deposits decreased by $642,000 to $2.6 million for the quarter ended December 31, 2008 from $3.2 million for the quarter ended December 31, 2007 due to a decrease in the average rate paid partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $778,000 to $430,000 for the quarter ended December 31, 2008 compared to $1.2 million for the quarter ended December 31, 2007. A decrease in the average rate paid on borrowings from 4.88% to 1.65% offset by an increase in the average balance of borrowings from $98.3 million for the December 31, 2007 quarter to $103.9 million for the December 31, 2008 quarter accounted for the decrease. The average rate paid on interest-bearing liabilities was 2.52% during the three months ended December 31, 2008 compared to 3.98% for the three months ended December 31, 2007.

Provision for Loan Losses.  The provision for loan losses increased $791,000 to $894,000 for the three months ended December 31, 2008, from $103,000 for the three months ended December 31, 2007. The amount of the provision for loan losses for the quarter ended December 31, 2008 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At December 31, 2008, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income decreased by $502,000 to $415,000 for the three months ended December 31, 2008, from $917,000 for the three months ended December 31, 2007 due primarily to an Other Than Temporary Impairment adjustment on our Freddie Mac and Fannie Mae Available For Sale securities of $482,000 and a reduction in insufficient funds fees. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate this relationship will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $418,000 to $3.5 million for the three months ended December 31, 2008 compared to the same period last year. The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, additional loan and retail personnel, professional services and federal deposit insurance premiums.

Federal deposit insurance premiums during the three months ended December 31, 2008 totaled $58,000, compared $10,000 for the same period in 2007.  These premiums are expected to increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for Federal Deposit Insurance Corporation assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The Federal Deposit Insurance Corporation has proposed increasing the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.  The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

Taxes.  Taxes decreased by $4,640,000 to a $(4,203,000) benefit for the three months ended December 31, 2008, from a $437,000 tax provision for the three months ended December 31, 2007. The effective tax rate increased from 32.1% for the December 31, 2007 quarter to 34.9% for the December 31, 2008 quarter.

Nine Months Ended December 31, 2008 and 2007.

General.  Net income (loss) for the nine months ended December 31, 2008 was ($5.3) million, a decrease of $8.1 million compared to $2.8 million for the nine months ended December 31, 2007. The decrease was due primarily to an Other Than Temporary Impairment adjustment on our Freddie Mac and Fannie Mae  Available for Sale securities of $11,536,000 (net of a tax benefit of $4,384,000), an increase in the provision for loan loss and an increase in noninterest expense resulting from higher expenses associated with compensation, professional services and federal insurance premium. Return/(Loss) on equity for the nine months ended December 31, 2008 was (18.81)% compared to 9.57% for the nine month period ended December 31, 2007 Return/(Loss) on assets was (1.43)% for nine months ended December 31, 2008 compared to .79% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased by $2.5 million  or 10.1% to $21.9 million for the nine months ended December 31, 2008, from $24.3 million for the nine months ended December 31, 2007 due to a decrease in loan yields, a decrease in average investment security balances and the elimination of Freddie Mac common and preferred stock dividends and a lower dividend rate on the FHLB stock offset by an increase in average loan balances. The yield on loans and securities decreased from 7.06% to 6.18% for the same periods.

Interest Expense.  Total interest expense decreased by $3.2 million or 24.8% to $9.8 million for the nine months ended December 31, 2008, from $13.0 million for the nine months ended December 31, 2007  Interest on deposits decreased $1.2 million to $8.1 million for the nine months ended December 31, 2008, from $9.3 million for the same period last year due to a decrease in the average rate paid on deposit balances offset by an increase in the average deposit balances. The rate paid on deposits decreased from 3.68% for the nine months ended December 31, 2007 to 3.05% for the same period in the current fiscal year. Interest expense on borrowed money decreased $2.0 million to $1.7 million for the nine months ended December 31, 2008 from $3.8 million for the nine months ended December 31, 2007 due to a decrease in the average rate on borrowing balances offset by an increase in the average outstanding balance on borrowings. The average balance on borrowings increased from $98.3 million for the nine months ended December 31, 2007 from 103.9 million for the nine months ended December 31, 2008. The average rate paid on borrowings decreased from 5.10% for the nine months ended December 31, 2007 to 2.31% for the nine month period ended December 31, 2008.

Provision for Loan Losses.  The provision for loan losses increased $1.2 million to $1.6 million for the nine months ended December 31, 2008 from $455,000 for the nine months ended December 31, 2007 based on management’s  review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income (loss) decreased by $11.6 million to ($9.0) million for the nine months ended December 31, 2008, from $2.6 million for the nine months ended December 31, 2007 due primarily to an Other Than Temporary Impairment adjustment on our Freddie Mac and Fannie Mae Available for Sale securities of $11.5 million.

Noninterest Expenses.  Noninterest expenses increased $938,000 for the nine months ended December 31, 2008, compared to the same period last year.  The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, additional loan and retail personnel, professional services and federal deposit insurance premiums.

Taxes.  We recorded a $3.4 million tax benefit for the nine months ended December 31, 2008 compared to a $1.4 million tax provision for the nine months ended December 31, 2007. The effective tax rate decreased to 33.7% for the December 31, 2008 period from 32.4% for the same period ended December 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2008.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective April 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective April 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective April 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110).   SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on April 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2008, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 12, 2009	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1
Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2
Certificate of Amendment and Articles of Amendment for the Series A Preferred Stock, filed on December 22, 2008, as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

3.3	Bylaws, as amended and restated, filed on December 20, 2007 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.
4.1
Registrant’s Specimen Common Stock Certificate, filed on June 29, 1999 as Exhibit 4 to the Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

4.2
Registrant’s Form of Certificate for the Series A Preferred Stock, filed on December 22, 2008, as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

4.3
Registrant’s Form of Warrant for Purchase of Shares of Common Stock, filed on December 22, 2008, as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.10
Registrant’s 2003 Stock Option and Incentive Plan, filed on December 27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

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
10.16
Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated December 19, 2008, between Community Financial Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and Warrant, filed on December 22, 2008, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.17
Form of Compensation Modification Agreement and Waiver, executed by each of P. Douglas Richard, Norman C. Smiley, III and Chris P. Kyriakides, filed on December 22, 2008, as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements included in this Current Report on Form 10-Q).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications