Form 10-K
period 2009-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2009-06-26
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: MARCH 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-18265.

COMMUNITY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1532044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

38 North Central Avenue, Staunton, Virginia	24401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	NASDAQ Capital Market

Title of Class	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of May 31, 2009, there were issued and outstanding 4,361,658 shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2008, was approximately $22.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ii

iii

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS

          This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about Community Financial Corporation which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, cost savings and funding advantages. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. These forward-looking statements are inherently uncertain and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

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

●
the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets;

●	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

●	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

●
the timely development of and acceptance of new products and services of Community Financial Corporation and Community Bank, and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

●
the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

●	the impact of technological changes;

●	changes in consumer spending and saving habits; and

●	our success at managing the risks involved in the foregoing.

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

          Community Financial Corporation and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2009, we had $512.6 million in assets, deposits of $365.5 million and stockholders’ equity of $46.3 million. Our primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach, Virginia.

          Like all financial institutions our operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

          Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs for many financial institutions. Concerns over the stability of the financial markets and the economy also have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Some financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and stock price.

          Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is more complex under these difficult market and economic conditions. We expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

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

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

          The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”) in which we have participated.

          EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums previously paid by the banking industry. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions were allowed to opt out of these two programs. We opted out of the guarantee of unsecured debt. We are participating in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. At March 31, 2009, we had $2.8 million in such accounts in excess of $250,000.

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

Our Operating Strategy

          Our goal is to operate and grow a profitable community-oriented financial institution, and to maximize stockholder value by:

●	retaining our community-oriented focus to meet the financial needs of the communities we serve;

●	enhancing our focus on core deposits, including savings and checking accounts;

●	maintaining a high level of asset quality.

●
selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer’s full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;

●
growing and diversifying our loan portfolio by emphasizing the origination of commercial and multi-family real estate loans, one- to four-family residential mortgage loans, construction loans, secured business loans and consumer loans;

●	expanding our banking network by opening de novo branches and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

●	controlling operating expenses while continuing to provide quality personal service to our customers; and

●	utilizing borrowings as needed to fund growth and enhance profitability.

Market Area

          Our primary market area includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia. Our headquarters is located in Historic Downtown Staunton, Virginia in Augusta County. We conduct our business through our headquarters and 10 branch offices located in Staunton (2), Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach (2), Virginia.

          The Virginia economy is expected to be in recession over much of the forecast horizon. Most employment sectors are expected to lose jobs over the next two years. The current unemployment rate in Virginia of 6.6% is expected to increase during fiscal 2010.

          Harrisonburg-Rockingham County has a population of approximately 120,467, and is the third largest county in Virginia. Major employment sectors include services, manufacturing, trade, government, and construction. The largest employers headquartered here are James Madison University, Rockingham Memorial Hospital, Pilgrim’s Pride Corp., R.R. Donnelly & Sons Co., and Merck & Co., Inc.

          The Staunton-Waynesboro-Augusta County area has a population of approximately 115,297. Major employment sectors include manufacturing, healthcare, retail trade, hospitality and educational services. The largest employers headquartered here include Augusta Medical Center, Augusta County School Board, McKee Foods Corporation, Hershey Chocolate of VA, Target Mid-Atlantic Distribution Center and Hollister.

          Lexington – Buena Vista-Rockbridge County area has a population of approximately 35,585. Lexington is the county seat for Rockbridge County. The area’s primary economic activity stems from higher education and tourism, as well as government, manufacturing, trade and construction. Major employers in the area include Lees Carpets, Washington & Lee University, Stonewall Jackson Hospital, Wal-Mart, Inc. and Virginia Military Institute.

          The Virginia Beach and Hampton Roads region has a combined population of approximately 1.5 million. The military has a large presence in this region. The Virginia Beach – Hampton Roads region’s economic base is largely port-related, including shipbuilding, ship repair, naval installations, cargo transfer and storage, and manufacturing related to the processing of imports and exports. Other major employment sectors in the area include hospitality, agriculture and engineering, medical professionals, and Services to Buildings/Dwellings. The largest employers in the area include Northrop Grumman, Newport News, Sentara Healthcare, Virginia Beach City Public Schools, Norfolk Naval Shipyard and Riverside Health System.

Lending Activities

          General. We concentrate our lending activities on first mortgage conventional loans secured by residential properties, commercial and multi-family real estate with an emphasis on multi-family housing and, to a lesser extent, construction loans secured by commercial and multi-family real estate and one-to four-family residential properties, and commercial business loans. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than residential mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia. For the fiscal years 2004 through 2008, our residential loan portfolio as a percentage of our total loan portfolio steadily declined, while our commercial real estate, construction, commercial business and consumer lending portfolios have increased. During fiscal 2009 residential, commercial real estate and construction loans increased, while our consumer lending portfolios declined. The change is primarily the result of economic factors nationally and in our market areas. Additionally, the change in our loan portfolio has occurred due to customers’ preference for fixed rate mortgage loans in a historically low interest rate environment rather than adjustable rate mortgage loans. As part of our asset liability management strategy, we have not originated fixed rate residential loans with terms of 15 years or more for our portfolio for approximately seven years.

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

          Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved. Individual loan officer limits for one-to four-family real estate loans range from $100,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000. One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank. One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be approved by one member of senior management and two other officers. Any loan not exceeding $1,000,000 may be approved by the Bank’s loan committee. All mortgage loans in excess of $1,000,000 must be approved by the Board of Directors. Individual loan officer limits for unsecured consumer and commercial business loans range from $10,000 to $50,000 and for secured consumer and commercial business loans range from $25,000 to $175,000. Consumer and commercial business loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers. Consumer and commercial business loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

          The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2009, the maximum amount which we could have loaned to one borrower and the borrower’s related entities or invested in any one project was approximately $6.7 million. At March 31, 2009, we had only 16 borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2009, in excess of $3.0 million, with the largest being a $6.7 million relationship, consisting of three loans secured by residential real estate and a motel. All of these loans in excess of $3.0 million are performing in accordance with their payment terms. We also had 14 other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2009 of between $2.0 million and $3.0 million, of which one loan was not performing in accordance with its payment terms at March 31, 2009.

          Loan Portfolio Composition. The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
Residential	$140,064	28.17%	$122,605	27.08%	$118,044	28.59%	$115,169	30.77%	$123,256	34.94%
Commercial	154,781	31.14	150,059	33.14	119,354	28.91	105,990	28.32	95,700	27.12
Construction	62,887	12.65	53,891	11.90	48,857	11.83	41,645	11.13	35,019	9.92
Total real estate	357,732	71.96	326,555	72.12	286,255	69.33	262,804	70.22	253,975	71.98
Consumer Loans:
Home equity	41,653	8.37	32,780	7.24	30,806	7.46	20,992	5.61	17,963	5.09
Automobile	37,411	7.53	44,961	9.93	50,992	12.34	49,996	13.36	44,112	12.50
Other	6,906	1.39	6,930	1.53	7,171	1.74	6,911	1.84	6,638	1.88
Total consumer	85,970	17.29	84,671	18.70	88,969	21.54	77,899	20.81	68,713	19.47
Commercial business	53,436	10.75	41,578	9.18	37,691	9.13	33,564	8.97	30,174	8.55
Total loans receivable	497,138	100.00%	452,804	100.00%	412,915	100.00%	374,267	100.00%	352,862	100.00%
Less:
Undisbursed loans in process	15,222		13,599		11,884		13,822		14,133
Deferred (costs) and unearned discounts	(990)		(1,184)		(1,299)		(1,235)		(1,100)
Allowance for losses	5,956		3,215		3,078		2,966		3,021
Total loans receivable, net	$476,950		$437,174		$399,252		$358,714		$336,808

          The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$29,204	5.87%	$22,146	4.89%	$24,657	5.97%	$25,952	6.93%	$34,129	9.67%
Commercial	31,919	6.42	22,592	4.99	15,097	3.66	13,651	3.65	12,303	3.49
Construction(1)	3,528	0.71	6,870	1.52	—	0.00	855	0.23	—	0.00
Total real estate loans	64,651	13.00	51,608	11.40	39,754	9.63	40,458	10.81	46,432	13.16
Home equity	5,437	1.09	5,692	1.26	4,972	1.20	4,816	1.29	4,413	1.25
Automobile	37,300	7.51	44,843	9.90	50,895	12.32	49,840	13.32	43,970	12.46
Other	5,718	1.15	5,872	1.30	5,619	1.36	5,548	1.47	5,488	1.55
Total consumer loans	48,455	9.75	56,407	12.46	61,486	14.88	60,204	16.08	53,871	15.26
Commercial business	21,234	4.27	19,912	4.40	17,721	4.29	15,340	4.10	11,330	3.21
Total fixed-rate loans	134,340	27.02	127,927	28.26	118,961	28.80	116,002	30.99	111,633	31.63
Adjustable-Rate loans:
Real Estate:
Residential	110,860	22.30	100,459	22.19	93,387	22.62	89,217	23.84	89,127	25.27
Commercial	122,862	24.72	127,467	28.15	104,257	25.25	92,339	24.67	83,397	23.63
Construction(2)	59,359	11.94	47,021	10.38	48,857	11.83	40,790	10.90	35,019	9.92
Total real estate loans	293,081	58.96	274,947	60.72	246,501	59.70	222,346	59.41	207,543	58.82
Home equity	36,216	7.28	27,088	5.98	25,834	6.26	16,176	4.32	13,550	3.84
Automobile	111	0.02	118	0.03	97	0.02	156	0.04	142	0.04
Other	1,188	0.24	1,058	0.23	1,552	0.38	1,363	0.37	1,150	0.33
Total consumer loans	37,515	7.54	28,264	6.24	27,483	6.66	17,695	4.73	14,842	4.21
Commercial Business	32,202	6.48	21,666	4.78	19,970	4.84	18,224	4.87	18,844	5.34
Total adjustable-rate loans	362,798	72.98	324,877	71.74	293,954	71.20	258,265	69.01	241,229	68.37
Total loans receivable	$497,138	100.00%	$452,804	100.00%	$412,915	100.00%	$374,267	100.00%	$352,862	100.00%

(1) Includes residential real estate construction loans of $1.9 million, $247,000, $0, $0 and $0, and commercial real estate construction loans of $1.6 million, $6.6 million, $0, $855,000 and $0 at March 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2) Includes residential real estate construction loans of $45.2 million, $43.3 million, $47.2 million, $39.6 million and $33.1 million, and commercial real estate construction loans of $14.2 million, $3.7 million, $1.7 million, $1.2 million and $1.9 million at March 31, 2009, 2008, 2007, 2006 and 2005, respectively.

          Loan Maturity and Repricing. The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2009, before net items. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2010	$46,926	$27,490	$74,416
2011 to 2014	15,961	23,673	39,634
After 2014	—	2,273	2,273

Totals	$62,887	$53,436	$116,323

          The total amount of loans in the above table due after March 31, 2010, which have fixed interest rates is $18.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $23.1 million.

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

          In order to manage our exposure to changes in interest rates, in the past we originate only a limited amount of 30-year and 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio. For the year ended March 31, 2009, 84.2% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2009, only $29.2 million, or 5.9%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans.

          To compete with other lenders in our market area, we make one, three, five, seven and ten-year adjustable-rate mortgage (“ARM”) loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills. Although our one- to four-family ARM loans primarily adjust annually after the initial period, we offer residential ARM loans which adjust every three, five, and in lesser amounts, seven or ten years loans generally in accordance with the rates based on a stated margin over the yields on one or three year U.S. Treasury Bills. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. At March 31, 2009, residential ARM loans totaled $110.9 million, representing 79.1% of our total residential real estate loans and 22.3% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

          Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2009, commercial real estate and construction loans aggregated $217.7 million or 43.8% of our total loans receivable, before net items, with $182.2 million of these loans having adjustable interest rates and $35.5 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market areas.

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

          At March 31, 2009, we had commercial real estate loans totaling $154.8 million, including 79 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of $88.8 million. The largest loan or lending relationship to a single borrower was for $6.7 million, which consisted of three loans secured by residential real estate and a motel.

          The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2009, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	34	$14,358
Hotel and motel	18	16,734
Commercial and industrial buildings	109	40,180
Raw land	181	40,855
Church	10	1,770
Restaurant	12	2,390
Warehouse	24	6,697
Retail Store	81	25,482
School/Recreational	11	6,315
Commercial construction	10	15,753
Total	490	$170,534

          Commercial construction loans are 10 loans that range from $647,000 to $5.0 million. The loans are made for various types of construction projects with the largest being a hotel project. At March 31, 2009, all commercial construction loans were current.

          The largest portion of our commercial real estate portfolio consists of loans secured by raw land. The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots. Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of our land loans are secured by property located in our primary market area. We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements. Loans secured by commercial and industrial buildings increased from $33.5 million at March 31, 2008 to $40.2 million at March 31, 2009, due primarily to the employment of additional loan officers and the increased development activity in our market areas.

          Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use. At March 31, 2009, we had $3.6 million of non-performing raw land loans.

          We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of non-residential properties, one-to four-family residences and the development of one-to-four family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process. At March 31, 2009, we had $47.1 million or 9.9% of our total loans receivable, before net items, in 165 residential construction loans, the largest of which was $1,050,000, compared to $43.5 million or 9.6% at March 31, 2009. Residential construction loans totaled approximately 75.0% of the total construction loan portfolio.

          At March 31, 2009, we had nine commercial construction loans totaling $15.8 million, the largest one having an outstanding balance of $5,000,000. These loans are presently performing in accordance with their terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

          Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans. We also offer unsecured loans. We originate our consumer loans primarily in our market areas. At March 31, 2009, our consumer loans totaled $86.0 million or 17.3% of our total loans receivable, before net items. With the exception of $36.2 million of home equity lines of credit loans at March 31, 2009, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years.

          The largest component of our consumer loans is home equity loans. At March 31, 2009, our home equity loans totaled $41.7 million and comprised 8.4% of our total loan portfolio, before net items, including $36.2 million of home equity lines of credit. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit also may not exceed 90% of the value of the property securing the loan. Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest, or with a fixed rate of interest. Home equity lines of credit have a 20 year term and amounts may be re-borrowed after payment at any time during the life of the loan. At March 31, 2009, unfunded commitments on these lines of credit totaled $22.0 million.

          We originate automobile loans on a direct and indirect basis. Automobile loans totaled $37.4 million at March 31, 2009, or 7.5% of our total loan portfolio, before net items, with $6.5 million in direct loans and $30.9 million in indirect loans. Our automobile loan portfolio decreased from $45.0 million at March 31, 2008 to $37.4 million at March 31, 2009, or 7.5%. The decrease in automobile loans is attributable to a slower economic environment and competitive interest rates. The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area. Indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive. Automobile loans may be written for a term of up to six years and have fixed rates of interest. Loan-to-value ratios are up to 110% of the manufacturer’s suggested retail price for new direct auto loans and 125% of the manufacturer’s invoice for new indirect auto loans. For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association (“NADA”) retail value for direct loans and NADA trade-in value for indirect loans.

          The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer, but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer’s credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer.

          We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring. Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines. However, because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities. At March 31, 2009, we had $296,000 in non-performing automobile loans, which included $183,000 in indirect automobile loans.

          During fiscal 2009, we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the September 30, 2008 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000 which resulted in a gain of $37,000.

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

          Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. Accordingly, although the level of non-performing assets in our consumer loan portfolio has generally been low ($928,000 at March 31, 2009), there can be no assurance that delinquencies will not increase in the future.

          Commercial Business Lending. At March 31, 2009, our commercial business loans totaled $53.4 million, or 10.8%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals. Our commercial business lending activities encompass loans with a variety of purposes and security, including but are not limited to business automobiles, equipment and accounts receivable. We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower’s character, management capabilities, capacity to repay the loan, the adequacy of the borrower’s capital and collateral. An analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

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

Loan Originations

          Federal regulations authorize us to make real estate loans anywhere in the United States. At March 31, 2009, substantially all of our real estate loans were secured by real estate located in our market area.

          We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment.

          Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last five fiscal years or sold any loans during the last four fiscal years. Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

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

          The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase or sell any loans during the reported periods

	Year Ended March 31,
	2009	2008	2007
	(In Thousands)
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$41,441	$34,113	$38,784
- commercial	25,814	37,837	24,554
- construction	30,740	14,671	21,338
Non-real estate - consumer	522	531	656
- commercial business	7,695	3,841	3,193
Total adjustable rate	106,212	90,993	88,525
Fixed Rate:
Real estate - 1-4 family residential	7,757	6,256	7,006
- commercial	10,329	9,452	2,506
- construction	2,608	6,005	—
Non-real estate - consumer	15,711	21,252	26,143
- commercial business	9,449	9,124	8,701
Total fixed rate	45,854	52,089	44,356
Sales and Repayments:
Principal repayments	107,732	103,193	94,233
Total reductions	107,732	103,193	94,233
Increase/(Decrease) in other items, net	4,558	1,967	(1,890)
Net increase	$39,776	$37,922	$40,538

Asset Quality

          Delinquent Loans. When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower, generally with 15 days of the loan becoming delinquent. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us.

          The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2009. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate, Multi-Family and Land		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	14	$1,894	5	$450	12	$2,526	110	$1,431	28	$1,240	169	$7,541
60-89 days	6	495	—	—	1	400	8	124	16	254	31	1,273
90 days and over	7	825	17	3,883	2	430	29	818	13	1,610	68	7,566
Total delinquent loans	27	$3,214	22	$4,333	15	$3,356	147	$2,373	57	$3,104	268	$16,380

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

	March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Non-accruing loans:
Commercial business and consumer	$2,428	$137	$142	$230	$70
Real Estate	5,138	889	1,173	239	339

Total non-accruing loans	7,566	1,026	1,315	469	409
Real estate acquired through foreclosure	1,400	593	181	120	139
Total non-performing assets	$8,966	$1,619	$1,496	$589	$548

Total as a percentage of total assets	1.75%	.33%	.32%	.14%	.14%
Allowance for loan losses	$5,956	$3,215	$3,078	$2,966	$3,021

          Non-performing assets at March 31, 2009 were comprised primarily of non-accruing loans, real estate owned, repossessed automobiles and loans delinquent 90 days or more. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.

          Nonaccrual loans amounted to $7.6 million at March 31, 2009. If interest on these loans had been accrued, such income would have approximated $223,000 for the year ended March 31, 2009, none of which is included in interest income.

          Other Loans Of Concern. In addition to the non-performing assets set forth in the table above, as of March 31, 2009, we had approximately $2.6 million of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date. These loans have been considered in management’s determination of our allowance for loan losses.

          In addition to these other loans of concern, we have $10.2 million in additional loans which we monitor. These loans are generally performing substantially in accordance with the loan terms but exhibit characteristics which we monitor to for deterioration. Of the $10.2 million, $6.2 million is comprised of residential real estate and consumer loans and $4.0 million commercial real estate and business loans.

          Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

          When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

          We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at March 31, 2009, we had classified $9.7 million of our assets as substandard, $28,000 as doubtful and none as loss. The $9.7 million in classified loans is comprised primarily of residential and commercial real estate loans

          Allowance for Losses on Loans and Real Estate. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses” in Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report.

          The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$3,215	$3,078	$2,966	$3,021	$2,646
Provision charged to operations	4,285	625	388	177	870
Charge-offs:
Residential real estate	(72)	(44)	—	—	—
Commercial Real Estate, Multifamily and Land	(488)	(3)	—	—	(241)
Construction	(100)	(25)	—	—	(51)
Home Equity	—	—	—	—	—
Automobile	(438)	(437)	(279)	(236)	(332)
Other	(213)	(73)	(76)	(79)	(50)
Commercial Business	(371)	(41)	(2)	(29)	(6)
Recoveries:
Residential real estate	11	—	—	—	11
Commercial Real Estate, Multifamily and Land	—	1	—	—	43
Construction	—	—	—	—	—
Home Equity	—	—	—	—	4
Automobile	116	79	55	63	85
Other	9	10	26	49	29
Commercial Business	2	45	—	—	13
Net charge-offs	(1,544)	(488)	(276)	(232)	(495)
Balance at end of period	$5,956	$3,215	$3,078	$2,966	$3,021
Ratio of net charge-offs during the period to average loans outstanding during the period	.33%	.12%	.07%	.07%	.16%

          The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate, Multi-Family and Land	Construction	Commercial Business	Home Equity	Consumer	Total
	(Dollars in Thousands)

March 31, 2009: Amount of loan loss allowance	$276	$1,637	$665	$2,196	$224	$958	$5,956
Percent of loans in each category to total loans	28.17%	31.14%	12.65%	10.75%	8.38%	8.91%	100.00%

March 31, 2008: Amount of loan loss allowance	$258	$981	$383	$565	$130	$898	$3,215
Percent of loans in each category to total loans	27.08%	33.14%	11.90%	9.18%	7.24%	11.46%	100.00%

March 31, 2007: Amount of loan loss allowance	$238	$819	$354	$530	$109	$1,028	$3,078
Percent of loans in each category to total loans	28.59%	28.90%	11.83%	9.13%	7.46%	14.09%	100.00%

March 31, 2006: Amount of loan loss allowance	$250	$713	$350	$514	$96	$1,043	$2,966
Percent of loans in each category to total loans	30.77%	28.32%	11.13%	8.97%	5.61%	15.20%	100.00%

March 31, 2005: Amount of loan loss allowance	$308	$718	$409	$554	$109	$923	$3,021
Percent of loans in each category to total loans	34.94%	27.12%	9.92%	8.55%	5.09%	14.38%	100.00%

Investment Activities

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See “Regulation - Qualified Thrift Lender Test” below for a discussion of additional restrictions on our investment activities.

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

          The general objectives of our investment portfolio are to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” in Item 7 of this Form 10-K.

          As a member of the Federal Home Loan Bank of Atlanta, we had $5.2 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2009, and for the year ended March 31, 2009, we received $108,000 in dividends on such stock.

          The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2009
	Within 1 Year or Less Book Value	After 1 Year through 5 Years Book Value	After 5 Years through 10 Years Book Value	Total Investment Securities(1)
				Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$—	$1,500	$—	$1,500	$1,511
State agency obligations and commercial paper	200	—	—	200	200

Total Investment Securities	$200	$1,500	$—	$1,700	$1,711

Weighted Average Yield (2)	2.48%	3.03%	—%	2.97%	2.95%

(1)	Included in the above table are $1.5 million of securities that are callable in three years or less.

(2)	The weighted average yield is not computed on a tax equivalent basis.

          The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated. At March 31, 2009, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2009		2008		2007
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$512	100.0%	$12,762	100.0%	$1,045	100.0%

Investment securities:
Federal agency obligations	$1,500	21.0%	$2,500	14.1%	$22,581	52.9%
State agencies and commercial paper	200	2.8	440	2.5	1,005	2.4
United States agency equity securities	207	2.9	9,562	54.0	14,250	33.4
Subtotal	1,907	26.7	12,502	70.6	37,836	88.7
FHLB stock	5,239	73.3	5,211	29.4	4,822	11.3
Total investment securities and FHLB stock	$7,146	100.0%	$17,713	100.0%	$42,658	100.0%

Average remaining life or term to repricing (1)		3 Years		2 Years		2 Years

(1)	Excludes Freddie Mac common stock and other marketable equity securities.

          During fiscal 2009, the market rates paid on investment securities decreased. During fiscal 2009 and 2008, we made limited investment securities purchases due to the minimal spread between short and long term rates during most of these reporting periods.

          During fiscal 2009, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,536,000. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009.

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

          Deposits. We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular passbook accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or more jumbo certificates of deposit and individual retirement accounts. During fiscal 2009, we utilized brokered deposits due to their lower relative costs. At March 31, 2009, we had total brokered deposits of $10.2 million.

          The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2009	2008	2007
	(In Thousands)
Passbook and statement accounts	$27,320	$27,520	$27,584
NOW and Super NOW accounts	56,626	55,034	58,109
Money market accounts	25,255	22,364	20,122
One-to five-year fixed-rate certificates	247,347	210,903	221,069
Six-month and 91 day certificates	8,958	34,910	3,654
Total	$365,506	$350,731	$330,538

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

          The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2009	2008	2007
	(Dollars in Thousands)
Opening balance	$350,731	$330,538	$306,849
Net deposits	6,639	8,677	15,811
Interest credited	8,136	11,516	7,878
Ending balance	$365,506	$350,731	$330,538
Net increase	$14,775	$20,193	$23,689
Percent increase	4.21%	6.11%	7.72%

          During fiscal 2007, the change in deposits was related primarily to rising interest rates and customers’ preference for higher rate time deposits. We remained competitive on deposit rates and in particular on time deposits. During fiscal 2008, the increase in deposits was related primarily to customers’ preference for relatively higher rate short-term time deposits in a declining rate environment. During fiscal 2009, the change in deposits was related primarily to the utilization of brokered deposits. We also experienced an increase in interest-bearing checking accounts due to our continued emphasis on increasing these relationships. We remained competitive on deposit rates, in particular on time deposits. We may use borrowings from time to time as an alternative source of funds. See “ Borrowings.”

          The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$25,514	—%	$27,641	—%	$29,549	—%
Interest bearing demand deposits	51,920	1.16	45,747	1.50	45,042	1.32
Savings deposits	27,463	1.18	27,690	1.33	28,115	0.80
Time deposits	250,702	3.82	236,530	4.78	208,501	4.43
Total deposits	$355,599	2.95%	$337,608	3.66%	$311,207	3.23%

          The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	6.01- 7.00%	Total
	(Dollars in Thousands)
March 31, 2009	$15,460	$63,401	$118,149	$55,266	$4,029	$—	$256,305
March 31, 2008	$88	$4,253	$56,806	$136,432	$48,234	$—	$245,813
March 31, 2007	$—	$10,366	$25,536	$78,910	$109,911	$—	$224,723

          The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2009.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$63,598	$59,528	$33,987	$16,970	$174,083
Certificates of deposit of $100,000 or more	34,879	25,807	15,904	5,632	82,222
Total certificates of deposit	$98,477	$85,335	$49,891	$22,602	$256,305

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

          Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral. At March 31, 2009, we had $1,476,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 6 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

          The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2009	2008	2007
	(Dollars in thousands)

Securities sold under agreements to repurchase	$1,476	$2,834	$1,740
Other borrowings	1,000	—	—
FHLB advances	94,000	96,000	89,000
Total Borrowings	$96,476	$98,834	$90,740

Weighted average interest rate of borrowings	1.00%	2.74%	5.18%

          Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2009	2008	2007
	(Dollars in Thousands)
Amount outstanding at year end	$74,000	$76,000	$84,000
Average interest rate on amount at year end	0.43%	2.75%	5.35%

Average amount outstanding during the year	$72,055	$87,962	$85,003
Average interest rate during the year	1.69%	4.80%	5.34%

Maximum amount outstanding during the year	$94,000	$100,000	$91,000

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

Community Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under new legislation, during the period from October 3, 2008 through December 31, 2013, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect earlier.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The FDIC’s regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010. The FDIC has announced that the first of the additional special assessment is probable and the second is less certain.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ending March 31, 2009 averaged 1.12 basis points of assessable deposits.

Transactions with Affiliates. Transactions between Community Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Community Bank’s capital. In addition, Community Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Community Financial is an affiliate of Community Bank.

Regulatory Capital Requirements. To be considered well capitalized, an institution must have a ratio of Tier 1 capital to total adjusted assets of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0%. Tier 1 capital generally consists of common stockholders’ equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles. At March 31, 2009, Community Bank had no intangibles in Tier 1 capital.

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

To be adequately capitalized, an institution must have a ratio of Tier 1 capital to total adjust assets of at least 4.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%. At March 31, 2009, Community Bank was well capitalized. The Office of Thrift Supervision is authorized to require federal savings banks on a case-by-case basis to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

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

Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on the ability of Community Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Community Bank must file a notice or application with the Office of Thrift Supervision before making any capital distribution. Community Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If, however, Community Bank proposes to make a capital distribution when it does not meet (or will not meet following the proposed capital distribution) the requirements to be adequately capitalized or to make a distribution that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.

Community Financial is not be subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank. Issuance of preferred stock under the TARP and CPP restricts the Company from increasing its dividend distribution to stockholders without approval from the OTS.

Qualified Thrift Lender Test. All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by statute) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2009, Community Bank met the test and has always met the test since its effective date.

Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See”-Holding Company Regulation.”

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC- insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Community Bank was examined for Community Reinvestment Act compliance in May, 2006 and received a rating of “Satisfactory”.

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

Captial Purchase Program. On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of the United States Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 12,643 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12.6 million in cash and (ii) issued to Treasury a ten-year warrant (the “Warrant”) to purchase 351,194 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $5.40 per share.

The Series A Preferred Stock qualified as Tier 1 capital and will pay cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Subject to the prior approval of the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends.

The enactment of ARRA on February 17, 2009 permits the Company to repay the Treasury without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. Additionally, upon repayment the Treasury will liquidate all outstanding warrants at their current market value.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In accordance with the Purchase Agreement, the Company subsequently registered the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act.

Federal and State Taxation

Federal Taxation. Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2009, Community Bank’s had no excess reserves to be recaptured.

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

P. Douglas Richard, age 65, is President and Chief Executive Officer of the Company. He was appointed to those positions in April, 2000 and prior to those appointments a Senior Vice President and Regional President of the Hampton Roads division. Prior to joining the Company in 1997, Mr. Richard was Chief Executive Officer of Seaboard Savings Bank in Virginia Beach, Virginia.

Norman C. Smiley, III, age 47, was appointed President of Community Bank in March, 2009. He was previously the Chief Lending Officer and Senior Vice President. Prior to joining the Company in April 1996, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.

R. Jerry Giles, age 60, is our Chief Financial Officer and Senior Vice President, a position he has held since April 1994. Prior to joining the Company in April 1994, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Chris P. Kyriakides, age 46, was our Senior Vice President and Regional President, a position he had held since January, 1997. Prior to joining the Company, Mr. Kyriakides was Chief Operations Officer of Seaboard Savings Bank in Virginia Beach, Virginia. On April 20, 2009, Mr. Kyriakides and Community Bank severed their employment relationship.

Benny N. Werner, age 60, is our Senior Vice President of Retail Banking, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Lyle A. Moffett, age 41, is our Senior Vice President of Lending, a position he has held since March, 2008. Mr. Moffett joined Community Bank in 1997 and was Vice President and Commercial Loan Officer prior to his current position.

John J. Howerton. age 52, is our Senior Vice President of Retail Banking, a position he has held since September, 2008. Mr. Howerton has been employed in the banking industry since 1982 and prior to joining the Company, Mr. Howerton was the Senior Vice President of Retail Banking with Stellar One.

Employees

At March 31, 2009, we had a total of 155 employees, including 23 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

ITEM 1A. RISK FACTORS – Not required by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

          The following table sets forth information at March 31, 2009, with respect to our offices, furniture and equipment. We believe that our current facilities are adequate to meet our present and foreseeable need.

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2009
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,258,000

Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	537,000

Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	896,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	845,000

101 Community Way Staunton, Virginia	1999	2039	4,500	563,000

2134 Raphine Road, Raphine, Virginia	2001	2011	2,308	41,000

21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	1,194,000

123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,730,000

1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	226,000

463 Hidden Creek Lane Harrisonburg, Virginia	2005	2009	2,000	43,000

102 Walker Street Lexington, Virginia	2006	2028	2,200	226,000

211 West Frederick Street Staunton, Virginia	2009	Owned	4,445	274,000

128 West 21st Street Buena Vista, Virginia	2009	Owned	4,100	504,000

Our Buena Vista location is currently in a temporary leased location during the renovation of a permanent location which we anticipate to be completed during the December, 2009 quarter.

          Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2009 was $108,132.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          As of May 31, 2009, there were approximately 434 holders of record of Community Financial common stock. Community Financial common stock is traded on The Nasdaq Capital Market under the symbol “CFFC.” The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or “street” name.

          The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by us for the stated periods.

Fiscal 2009	High	Low	Close	Dividend Declared
March 2009	$4.40	$2.04	$4.00	$.000
December 2008	6.73	3.25	3.83	.000
September 2008	8.50	4.55	5.85	.065
June 2008	9.25	6.70	7.76	.065

Fiscal 2008	High	Low	Close	Dividend Declared
March 2008	$9.09	$7.03	$8.00	$.065
December 2007	10.40	8.37	8.99	.065
September 2007	11.00	9.20	9.30	.065
June 2007	11.89	11.00	11.43	.065

          The Board of Directors of Community Financial makes dividend payment decisions with consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions. Our ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, contractually pursuant to our participation in the U.S. Treasury’s CPP and indirectly by the Office of Thrift Supervision. Restrictions on dividend payments from Community Bank to Community Financial (Community Financials’ primary source of funds for the payment of dividends to its stockholders) are described in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

          The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference. No stock was repurchased by the Company during the fourth quarter of fiscal 2009.

          The following graph compares the performance of the Company’s common stock with The Nasdaq Stock Market Index and the Hemscott Savings and Loan Group Index. The comparison assumes $100 was invested on March 31, 2004 in Community Financial common stock and in each of the foregoing indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Community Financial Corporation, Nasdaq Market Index
and Hemscott Savings and Loan Group Index

	3/31/04	3/31/05	3/31/06	3/31/07	3/30/08	3/31/09

Community Financial Corp VA	$100.00	$105.15	$106.26	$114.94	$80.41	$40.86

Savings & Loans	100.00	100.24	110.29	114.31	66.60	46.86

NASDAQ Market Index	100.00	100.44	118.41	122.81	115.02	76.35

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$512,724	$491,246	$463,112	$422,606	$399,604
Loans receivable, net	476,950	437,174	399,252	358,714	336,809
Investment securities and other earning assets(1)	7,658	30,475	43,703	45,102	45,911
Real estate owned, net	1,400	593	181	120	138
Deposits	365,506	350,731	330,538	306,849	275,430
Advances and other borrowed money	96,476	98,834	90,740	78,976	91,650
Stockholders’ equity	46,337	38,705	38,570	35,167	31,325

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Operations Data:
Total interest income	$28,692	$32,244	$29,419	$24,466	$20,038
Total interest expense	12,460	16,978	14,792	10,312	6,281
Net interest income	16,232	15,266	14,627	14,154	13,757
Provision for loan losses	4,285	625	388	177	870
Net interest income after provision for loan losses	11,946	14,641	14,239	13,977	12,887
Service charges and fees	3,037	3,007	2,816	2,557	2,293
Securities impairment	(11,536)	—	—	—	—
Other noninterest income(2)	386	336	369	444	415
Noninterest expenses	13,449	12,292	11,306	10,791	10,060
Income (loss) before income taxes	(9,616)	5,692	6,118	6,187	5,535
Income taxes (benefit)	(3,793)	1,856	2,027	1,919	1,729
Net income (loss)	$(5,823)	$3,836	$4,091	$4,268	$3,806

	At or For the Year Ended March 31,
	2009	2008	2007	2006	2005
Other Data:
Average interest-earning assets to average interest bearing liabilities	105.41%	105.21%	104.86%	104.81%	104.81%
Average interest rate spread during year	3.25	3.14	3.30	3.51	3.84
Non-performing assets to total assets	1.75	.33	.32	.14	.14
Return on assets (ratio of net income to average total assets)	(1.17)	.80	.92	1.04	1.04
Return on equity (ratio of net income to average total equity)	(14.57)	9.77	11.06	12.79	12.56
Equity-to-assets ratio (ratio of average equity to average assets)	8.03	8.18	8.36	8.16	8.28
Allowance for loan losses to loans receivable, net	1.25	.73	.77	.82	.89
Allowance for loan losses to non-performing loans	78.70	313.30	234.16	503.57	551.28

Per Share Data: (3)
Net income-diluted	$(1.39)	$0.87	$0.93	$.98	$.88
Book value	7.72	8.93	8.98	8.29	7.51
Dividends	.130	.260	.255	.225	.210
Dividend payout ratio	—	29.22%	26.54%	22.13%	22.97%
Number of full-service offices	11	10	10	9	8

(1)	Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2)	Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.
(3)	Per share data for the periods presented has been restated to reflect the 2-for-1 stock split declared on July 26, 2006, as applicable.

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

          Our net income is primarily dependent on the difference or spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Like other financial institutions, we are subject to interest rate risk to the degree that our interest bearing liabilities, primarily deposits and borrowings with short and medium term maturities, mature or reprice more rapidly, or on a different basis, than interest earning assets, primarily loans with longer term maturities than deposits and borrowings. While having liabilities that mature or reprice more frequently on average than assets may be beneficial in times of declining interest rates, such an asset/liability structure may result in lower net income or net losses during periods of rising interest rates, unless offset by other noninterest income. Our net income is also affected by, among other things, fee income, asset quality, provision for loan losses, operating expenses and income taxes.

          The primary factor contributing to our net loss for the fiscal year was the securities impairment related to our Fannie Mae and Freddie Mac preferred stock. Additionally we experienced an increase in our provision for loan losses related to the current recessionary economic environment.

          The primary factors contributing to the increase in net interest income for the fiscal year ended March 31, 2009 was the growth in interest-earning assets, primarily loans, and an increase in the interest rate spread. The increased interest rate spread is primarily attributable to a reduction in the cost of our interest-bearing liabilities due to aggressive rate reductions by the Federal Reserve during the prior fiscal year. The aggressive rate reductions in the prior fiscal year resulted in a timing difference in the repricing of assets and liabilities. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

          Utilization of brokered deposits and management’s emphasis on increasing low and no interest bearing transaction accounts has impacted the composition of our interest-bearing liabilities. Deposits were the primary source of funding during the fiscal year ended March 31, 2009. We acquired lower cost brokered deposits and low interest bearing transaction accounts during the fiscal year to fund the growth in our loans. While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

          Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard (“SFAS”) No.5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

          The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management’s assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations. Subsequent recoveries, if any, are credited to the allowance. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management’s assessment of the adequacy of the allowance is subject to evaluation and adjustment by our regulators.

          The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

          Presented in the following table, as of March 31, 2009 and 2008, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits. Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions. The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position. The Board limit has been established as a minimum percentage of the Company’s net portfolio value. Our net portfolio values at March 31, 2009 were within the parameters set by the Board of Directors. As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2009		March 31, 2008
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	NPV as % of Assets	$ Change in NPV	NPV as % of Assets
(Dollars in Thousands)
+200	7	(4,234)	10.3%	(4,538)	9.0%
+100	8	(1,852)	10.6	(2,192)	9.4
-0-	9	—	10.9	—	9.8
-100	8	840	11.1	899	9.9
-200	7	—	—	1,647	10.0

          Generally, management strives to maintain a neutral position regarding interest rate risk. In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products. Management has taken action to counter this trend. A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2009, approximately 73.0% of our gross loan portfolio consisted of loans which reprice during the life of the loan. We emphasize adjustable-rate mortgage loans and have increased our portfolio of short-term consumer loans. Longer term fixed-rate mortgage loans, 15 to 30 years, are generally referred to other organizations.

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

	Year Ended March 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$458,265	$28,129	6.14%	$417,897	$30,248	7.24%	$377,894	$27,268	7.22%
Investment securities and other investments	20,172	563	2.79%	41,064	1,996	4.86%	44,321	2,151	4.85%
Total interest-earning assets	478,437	28,692	6.00%	458,961	32,244	7.03%	422,215	29,419	6.97%
Non-interest earning assets	18,953			20,959			20,261
Total Assets	$497,390			$479,920			$442,476

Interest-Bearing Liabilities
Deposits	$355,599	10,497	2.95%	$337,608	12,354	3.66%	$311,207	10,047	3.23%
FHLB advances and other borrowings	98,293	1,963	2.00%	98,636	4,624	4.69%	91,454	4,745	5.19%
Total interest-bearing liabilities	453,892	12,460	2.75%	436,244	16,978	3.89%	402,661	14,792	3.67%
Non-interest bearing Liabilities	3,533			4,414			2,815
Total Liabilities	457,425			440,658			405,476
Stockholder’s equity	39,965			39,262			37,000
Total Liabilities and Stockholders’ Equity	$497,390			$479,920			$442,476
Net interest income		$16,232			$15,266			$14,627
Interest rate spread			3.25%			3.14%			3.30%
Net interest-earning assets/net yield on interest-earning assets	$24,545		3.39%	$22,717		3.33%	$19,554		3.46%
Percentage of interest-earning assets to interest-bearing liabilities	105.41%			105.21%			104.86%

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

	Year Ended March 31,
	2009 v. 2008			2008 v. 2007
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$2,478	$(4,597)	$(2,119)	$2,895	$85	$2,980
Investment securities and other investments	(583)	(850)	(1,433)	(158)	3	(155)
Total Interest-earning assets	$1,895	$(5,447)	$(3,552)	$2,737	$88	$2,825

Interest-Bearing Liabilities
Deposits	$531	$(2,388)	$(1,857)	$966	$1,341	$2,307
FHLB advances and other borrowings	(7)	(2,654)	(2,661)	337	(458)	(121)
Total interest-bearing liabilities	$524	$(5,042)	$(4,518)	$1,303	$883	$2,186
Net interest income			$966			$639

Financial Condition

          Total assets increased $21.5 million, or 4.2%, to $512.7 million at March 31, 2009, primarily as a result of an increase in loans of $39.8 million, offset by a $10.6 million decrease in investments. The increase in assets was funded by a $14.8 million, or 4.2%, increase in deposits and a $12.6 million preferred stock issue under the Treasury’s CPP. The increase in deposits is reflected primarily in increased time deposits of $10.5 million, money market accounts of $2.9 million and a $1.4 million increase in transaction accounts. The change in deposits is related primarily to the increase in brokered deposits of $10.2 million. Management believes the increase in money market deposits is primarily attributable to maintaining competitive pricing. Management attributes the increase in loans receivable primarily to excellent customer service and competitive pricing on both mortgage and consumer loans.

          The Hampton Roads region of the Bank experienced loan growth of $11.0 million, primarily real estate loans, for the fiscal year ended 2009. The Shenandoah Valley region of the Bank had loan growth of approximately $28.8 million, primarily commercial real estate loans and construction loans.

          Asset quality is an important factor in the successful operation of a financial institution. The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources. At March 31, 2009, non-performing assets, consisting of non-performing loans, foreclosed real estate and repossessed automobiles, totaled $9.0 million, or 1.75% of total assets, compared to $1.6 million or .33% of total assets at March 31, 2008. Non-performing assets at March 31, 2009 were comprised primarily of raw land and commercial business loans 90 days or more and real estate owned. Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

          Stockholders’ equity increased $7.6 million, or 19.7%, to $46.3 million at March 31, 2009 compared to $38.7 million at March 31, 2008. The increase was the result of the issuance of preferred stock under the Treasury’s CPP of $12.6 million, a decrease in the unrealized gain on equity securities of $1.4 million, proceeds from option exercises offset by a $(5.8) million net loss, and dividends paid to stockholders of $664,000.

Results of Operations

          Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses. Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years Ended March 31, 2009 and 2008

          General. Net loss for the year ended March 31, 2009 was $(5.8) million or $(1.39) diluted earnings per share compared to $3.8 million income or $0.87 diluted earnings per share for the year ended March 31, 2008. Net income decreased due primarily to securities impairment related to Fannie Mae and Freddie Mac preferred stock and an increase in our provision for loan losses.

          Interest Income. Total interest income decreased $3.6 million, or 11.0%, to $28.7 million for the year ended March 31, 2009 as compared to $32.2 million for the year ended March 31, 2008. The decrease in total interest income can be attributed to a decrease in the yield on interest earning assets offset by an increase in the average dollar volume of interest-earning assets, primarily $40.0 million in loans receivable. Average yields on total interest-earning assets decreased 1.03% from 7.03% in fiscal 2008 to 6.00% for the current fiscal year due primarily to an decrease in loans yields in a decreasing rate environment.

          Interest Expense. Total interest expense decreased $4.5 million, or 26.6%, to $12.5 million for the year ended March 31, 2009 from $17.0 million for the year ended March 31, 2008. The decrease in total interest expense is attributable to a decrease in the cost of interest-bearing liabilities offset by an increase in the average dollar volume in deposits of $18.0 million. The cost of funds decreased 1.14% from 3.89% for the year ended March 31, 2008 to 2.75% for the current year. The increase in deposit balances was due primarily to increases in time deposits for the current fiscal year.

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

          In the current economic environment, management has considered the potential impact of subprime lending in certain areas of the national economy. These circumstances do not appear to have significantly impacted economic conditions in our market areas which to date remain stable. We have experience moderate increases in delinquency and charge-off rates but at levels generally less than our industry during the fiscal year ended March 31, 2009. We have maintained experienced and stable lending personnel during that period. We also evaluated our risk in certain lending areas and reduced our exposure in automobile lending by $7.6 million.

          Based on management’s evaluation of these factors, the provision for loan losses increased $3.7 million, or 586.0%, to $4.3 million for the fiscal year ended March 31, 2009 from $625,000 for the fiscal year ended March 31, 2008. The increase in the provision for fiscal 2009 was due to an increase in the rate of loan growth and reserves for non-performing assets. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary. Management believes that the level of our loan loss allowance is adequate. As of March 31, 2009, the total allowance for loan losses amounted to $6.0 million. At March 31, 2009, our allowance as a percentage of total loans receivable was 1.25% and as a percentage of total non-performing loans was 78.7%.

          Noninterest Income. Noninterest income increased $80,000, or 2.4%, to $3.4 million in fiscal 2009 as compared to $3.3 million for the year ended March 31, 2008. The increase in noninterest income was primarily due to overdraft fees.

	Fiscal 2009	Fiscal 2008	Change

Loan fee income	641,952	655,548	(13,596)
Deposit fee income	2,394,740	2,351,277	43,463
Other	386,158	336,211	49,947
Total noninterest income	$3,422,850	$3,343,036	$79,814

          Noninterest Expense. Total noninterest expense increased $1.2 million, or 9.4%, to $13.4 million for the year ended March 31, 2009 from $12.3 million for the year ended March 31, 2008, due primarily to increased compensation expense of $416,000, increased deposit insurance expense of $289,000 due to rate increases and information technology purchases of $89,000. The increase in compensation expenses is related to merit pay increases and the one additional branch location. The increase in data processing is related to software and computer hardware purchases.

          Taxes. Total taxes decreased $5.6 million to $(3.8) million during the year ended March 31, 2009 from $1.9 million during fiscal 2008.

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

          Interest Expense. Total interest expense increased $2.2 million, or 14.8%, to $17.0 million for the year ended March 31, 2008 from $14.8 million for the year ended March 31, 2007. The increase in total interest expense is attributable to both an increase in the average dollar volume and an increase in the cost of interest-bearing liabilities, primarily $26.4 million in deposits and $7.1 million FHLB advances and other borrowings. The cost of funds increased 22 basis points from 3.67% for the year ended March 31, 2007 to 3.89% for fiscal 2008. The increase in deposit balances was due primarily to increases in time deposits for the 2008 fiscal year.

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

          Liquidity represents our ability to meet our on-going funding requirements for contractual obligations, the credit needs of customers, withdrawal of customers’ deposits and operating expenses.

          Our dominant source of funds during the year ended March 31, 2009 was from deposits which increased by $14.8 million and from the $12.6 million of preferred stock issued under the Treasury’s CPP. Our cash decreased $13.5 million from $16.0 million at March 31, 2008 to $2.5 million at March 31, 2009. The decrease in cash was related to calls of our held to maturity securities in March 31, 2008.

          At March 31, 2009, we had commitments to purchase or originate $17.8 million of loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $233.7 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

          At March 31, 2009, we had tangible and core capital of 9.06% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%. We also had risk-based capital of 11.43% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered “well capitalized” as of March 31, 2009. Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

          As of March 31, 2009, we have not participated in any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 14 of the Consolidated Financial Statements contained in Item 8 of this report.

          The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2009.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$1,041,722	$195,894	$381,692	$224,885	$239,251
Long-Term Debt	20,000,000	—	20,000,000	—	—
Total	$21,041,722	$195,894	$20,381,692	$224,885	$239,251

Impact of Inflation and Changing Prices

          The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or the same magnitude as the price of goods and services. In the current interest-rate environment, equity, maturity structure and quality of our assets and liabilities are critical to the maintenance of acceptable performance levels.

Recent Accounting Pronouncements

          For a discussion of recent accounting pronouncements implemented by us during fiscal 2009 and new pronouncements which will be implemented in the future, see “Summary of Accounting Policies” in our Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Assset/Liability Management” in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Community Financial Corporation
and Subsidiary

Contents

Report of Independent Registered Public Accounting Firm	48

Consolidated Financial Statements

Consolidated Balance Sheets	49

Consolidated Statements of Operations	50 – 51

Consolidated Statements of Stockholders’ Equity	52 – 53

Consolidated Statements of Cash Flows	54 – 55

Summary of Accounting Policies	56 – 64

Notes to Consolidated Financial Statements	65 – 94

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Community Financial Corporation and Subsidiary’s internal control over financial reporting as of March 31, 2009 included in Management’s Annual Report on the Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia June 11, 2009

50 South Cameron Street
P.O. Box 2560
Winchester, VA 22604
(540) 662-3417	Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia
FAX (540) 662-4211	Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2009	2008

Assets

Cash (including interest bearing deposits of $512,258 and $12,762,079)	$2,482,182	$15,998,041
Securities
Held to maturity (fair value approximates $1,711,187 and $2,948,329)	1,700,010	2,940,217
Available for sale, at fair value	207,347	9,562,410
Restricted investment in Federal Home Loan Bank stock, at cost	5,238,600	5,210,800
Loans receivable, net of allowance for loan losses of $5,955,847 and $3,214,771	476,950,379	437,173,797
Real estate owned, net	1,400,192	592,609
Property and equipment, net	8,351,679	7,923,481
Accrued interest receivable	1,976,475	2,079,073
Prepaid expenses and other assets	14,416,972	9,765,345

Total assets	$512,723,836	$491,245,773

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$365,505,504	$350,730,834
Borrowings	95,000,000	96,000,000
Securities sold under agreements to repurchase	1,475,594	2,834,412
Advance payments by borrowers for taxes and insurance	179,575	150,545
Other liabilities	4,226,600	2,825,279

Total liabilities	466,387,273	452,541,070

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value, authorized 3,000,000 shares, 12,643 outstanding	12,643,000	—
Common stock, $.01 par value, 10,000,000 authorized shares, 4,361,658 and 4,335,958 shares outstanding	43,617	43,360
Warrants	603,153	—
Discount on preferred stock	(568,973)	—
Additional paid-in capital	5,569,558	5,391,704
Retained earnings	28,420,439	34,992,515
Accumulated other comprehensive (loss), net	(374,231)	(1,722,876)

Total stockholders’ equity	46,336,563	38,704,703

Total liabilities and stockholders’ equity	$512,723,836	$491,245,773

See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations

Year Ended March 31,	2009	2008	2007

Interest and dividend income
Loans	$28,128,744	$30,247,693	$27,268,394
Investment securities	102,707	827,673	1,012,695
Other investments	460,431	1,168,394	1,138,199

Total interest and dividend income	28,691,882	32,243,760	29,419,288

Interest expense
Deposits	10,497,223	12,354,281	10,047,423
Borrowed money	1,962,933	4,623,819	4,744,520

Total interest expense	12,460,156	16,978,100	14,791,943

Net interest income	16,231,726	15,265,660	14,627,345

Provision for loan losses	4,285,389	624,717	388,074

Net interest income after provision for loan losses	11,946,337	14,640,943	14,239,271

Noninterest income
Service charges, fees and commissions	3,036,692	3,006,825	2,815,964
Other	386,158	336,211	369,421
Securities impairment	(11,535,669)	—	—

Total noninterest income	(8,112,819)	3,343,036	3,185,385

Noninterest expense
Compensation and employee benefits	7,708,019	7,291,661	6,794,357
Occupancy	1,537,291	1,450,116	1,431,263
Data processing	1,495,990	1,406,813	1,222,229
Advertising	477,852	438,815	393,640
Professional fees	556,117	448,725	218,316
Deposit insurance	327,523	38,851	37,370
Other	1,346,559	1,217,551	1,209,700

Total noninterest expense	13,449,351	12,292,532	11,306,875

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations
(continued)

Year Ended March 31,	2009	2008	2007

Income (loss) before income taxes	$(9,615,833)	$5,691,447	$6,117,781

Income tax (benefit) expense	(3,792,549)	1,855,625	2,026,573

Net income (loss)	(5,823,284)	3,835,822	4,091,208

Amortization of discount on preferred stock	(34,180)	—	—

Cumulative dividends on preferred stock	(176,334)	—	—

Net income (loss) available to common stockholders	$(6,033,798)	$3,835,822	$4,091,208

Earnings (loss) per share
Basic	$(1.39)	$0.89	$0.96
Diluted	$(1.39)	$0.87	$0.93

See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Preferred Stock	Common Stock	Warrants	Discount on Preferred Stock

Balance, March 31, 2006	$—	$21,211	$—	$—
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain on available for sale securities, net of tax	—	—	—	—
Total comprehensive income
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—
Cash dividends, $.255 per share	—	—	—	—
Exercise of stock options	—	509	—	—
Stock split	—	21,237	—	—

Balance, March 31, 2007	—	42,957	—	—
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain (loss) on available for sale securities, net of tax	—	—	—	—
Pension liability adjustment, net of tax	—	—	—	—
Total comprehensive income
Cash dividends, $.260 per share	—	—	—	—
Exercise of stock options	—	483	—	—
Repurchase of common stock	—	(80)	—	—

Balance, March 31, 2008	—	43,360	—	—
Comprehensive loss:
Net loss	—	—	—	—
Change in unrealized loss on available for sale securities, net of tax	—	—	—	—
Pension liability adjustment, net of tax	—	—	—	—
Total comprehensive loss
Cash dividends on common stock, $0.13 per share	—	—	—	—
Preferred stock issuance	12,643,000	—	603,153	(603,153)
Reduction due to change in pension measurement date, net of tax	—	—	—	—
Amortization of discount on preferred stock	—	—	—	34,180
Dividend on preferred stock	—	—	—	—
Stock-based compensation expense	—	—	—	—
Exercise of stock options	—	257	—	—
Balance, March 31, 2009	$12,643,000	$43,617	$603,153	$(568,973)

Community Financial Corporation
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(continued)

Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss), Net	Total Stockholders’ Equity

$4,782,126	$29,271,941	$1,091,471	$35,166,749

—	4,091,208	—	4,091,208

—	—	443,390	443,390
			4,534,598

—	—	(382,059)	(382,059)
—	(1,085,817)	—	(1,085,817)
336,432	—	—	336,941
(21,237)	—	—	—

5,097,321	32,277,332	1,152,802	38,570,412

—	3,835,822	—	3,835,822

—	—	(2,888,476)	(2,888,476)

—	—	12,798	12,798
			960,144
—	(1,120,639)	—	(1,120,639)
375,042	—	—	375,525
(80,659)	—	—	(80,739)

5,391,704	34,992,515	(1,722,876)	38,704,703
—	(5,823,284)	—	(5,823,284)

—	—	1,353,616	1,353,616

—	—	(4,971)	(4,971)
			(4,474,639)

—	(565,814)	—	(565,814)
—	—	—	12,643,000

—	(50,464)	—	(50,464)

—	(34,180)	—	—
—	(98,334)	—	(98,334)

6,826	—	—	6,826
171,028	—	—	171,285
$5,569,558	$28,420,439	$(374,231)	$46,336,563

See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2009	2008	2007

Operating activities
Net income (loss)	$(5,823,284)	$3,835,822	$4,091,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	4,285,389	624,717	388,074
Depreciation	585,777	613,008	594,548
Stock-based compensation expense	6,826	—	—
Amortization of premium and accretion of discount on securities, net	207	5,758	9,675
(Increase) decrease in net deferred loan origination costs	193,534	115,508	(64,276)
Securities impairment	11,535,669	—	—
Deferred income tax (benefit)	(5,851,976)	(155,330)	(184,604)
(Increase) decrease in other assets	420,522	(532,555)	(536,054)
Increase (decrease) in other liabilities	1,430,351	(288,591)	1,033,436

Net cash provided by operating activities	6,783,015	4,218,337	5,332,007

Investing activities
Proceeds from maturities of held to maturity securities	4,840,000	21,140,000	1,875,000
Proceeds from redemption of available for sale securities	—	28,852	4,125
Purchase of held to maturity securities	(3,600,000)	(500,000)	—
Net increase in loans	(46,384,656)	(39,508,792)	(40,923,574)
Purchase of property and equipment	(1,013,975)	(515,218)	(400,769)
Proceeds from sale of real estate owned	1,321,568	435,767	—
Purchase of FHLB stock	(27,800)	(388,700)	(471,800)

Net cash (used in) investing activities	(44,864,863)	(19,308,091)	(39,917,018)

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(continued)

Year Ended March 31,	2009	2008	2007

Financing activities
Net increase in certificates of deposit	$10,491,810	$21,090,110	$28,930,995
Net increase (decrease) in savings and checking deposits	4,282,860	(896,980)	(5,241,836)
Proceeds from issuance of common stock	171,285	375,525	336,941
Proceeds from issuance of preferred stock	12,643,000	—	—
Repurchase of common stock	—	(80,739)	—
Increase (decrease) in securities sold under agreements to repurchase	(1,358,818)	1,094,722	763,263
Dividends paid	(664,148)	(1,120,639)	(1,085,817)
Net change in borrowings	(1,000,000)	7,000,000	11,000,000

Net cash provided by financing activities	24,565,989	27,461,999	34,703,546

(Decrease) increase in cash and cash equivalents	(13,515,859)	12,372,245	118,535

Cash and cash equivalents – beginning of year	15,998,041	3,625,796	3,507,261

Cash and cash equivalents – end of year	$2,482,182	$15,998,041	$3,625,796

Supplemental Disclosure of Cash Flow Information

Cash payments of interest expense	$12,891,364	$17,409,308	$13,613,522

Cash payments of income taxes	$1,307,487	$1,806,188	$2,500,620

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain (loss) on securities available for sale	$2,180,606	$(4,658,833)	$715,145

Pension liability adjustment	$(8,019)	$14,788	$(610,368)

Transfers from loans to real estate acquired through foreclosure	$2,129,151	$847,164	$61,343

See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation and Subsidiary

Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Financial Corporation (the “Corporation”) and its wholly-owned subsidiary, Community Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Office of Thrift Supervision (“OTS”) is the primary regulator for federally chartered savings associations, as well as savings and loan holding companies.

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC has specific authority to prescribe and enforce such regulations and issue such orders as it deems necessary to prevent actions or practices by savings associations that pose a serious threat to the DIF.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was effective January 1, 1993. FDICIA contained provisions which allow regulators to impose prompt corrective action on undercapitalized institutions in accordance with a categorized capital-based system.

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

Community Financial Corporation and Subsidiary

Summary of Accounting Policies
(continued)

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. Management’s assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations. Subsequent recoveries, if any, are credited to the allowance. Loans are charged-off partially or wholly at the time management determines collectibility is not probable. Management’s assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Corporation’s regulators.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified and special mention loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefit in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

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

Stock-Based Compensation Plan

Effective April 1, 2006, the Corporation adopted SFAS 123 (revised 2004) “Share-Based Payment.” SFAS 123R requires the costs resulting from all share-based payments be recognized in the financial statements. Share-based compensation is estimated at the date of grant using the Black-Scholes option valuation model for determining fair value. The cost is recognized over the period the employee is required to provide services for the award.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Corporation as of March 31, 2007. The implementation of the measurement date provisions of SFAS 158 did not have a material impact on the Corporation’s consolidated financial statements.

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

Community Financial Corporation and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

Community Financial Corporation and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Corporation does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.	Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$1,500,000	$10,595	$—	$1,510,595

State and municipal obligations	200,010	582	—	200,592
	1,700,010	11,177	—	1,711,187
Available for Sale

Equity securities	207,347	—	—	207,347

	$1,907,357	$11,177	$—	$1,918,534

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.	Securities (continued)

March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$2,500,000	$7,250	$—	$2,507,250

State and municipal obligations	440,217	913	51	441,079
	2,940,217	8,163	51	2,948,329

Available for Sale

Equity securities	11,745,663	1,236,958	3,420,211	9,562,410

	$14,685,880	$1,245,121	$3,420,262	$12,510,739

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.	Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2009, by contractual maturity, are as follows:

	Amortized Cost	Estimated Market Value

Held to Maturity

Due in one year or less	$200,010	$200,592
Due in one through five years	1,500,000	1,510,595
	1,700,010	1,711,187

Available for Sale

Equity securities	207,347	207,347

	$1,907,357	$1,918,534

Securities having a market value of $1,009,710 and $1,002,750 at March 31, 2009 and 2008, respectively, were pledged by the Corporation for purposes required by law.

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.	Securities (continued)

The Corporation had no securities with gross unrealized losses at March 31, 2009. Information pertaining to securities with gross unrealized losses at March 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

State and municipal obligations	$—	$—	$51	$199,996

Available for Sale

Equity securities	1,657,000	4,475,000	1,763,211	3,800,125
	$1,657,000	$4,475,500	$1,763,262	$4,000,121

2.	Loans Receivable, Net

Loans receivable are summarized as follows:

March 31,	2009	2008

Residential real estate	$140,063,979	$122,604,826
Commercial real estate	154,781,353	150,059,098
Construction	62,887,605	53,891,019
Commercial business	53,436,237	41,577,858
Consumer	85,968,679	84,671,436
	497,137,853	452,804,237
Less:
Loans in process	15,221,797	13,599,373
Deferred loan (costs), net	(990,170)	(1,183,704)
Allowance for loan losses	5,955,847	3,214,771
	20,187,474	15,630,440
	$476,950,379	$437,173,797

Loans serviced for others amounted to approximately $294,357 and $390,094 at March 31, 2009 and 2008, respectively. The loans are not included in the accompanying consolidated balance sheets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.	Loans Receivable, Net (continued)

A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2009	2008	2007

Balance at beginning of year	$3,214,771	$3,078,397	$2,966,077
Provision for loan loss	4,285,389	624,717	388,074
Loans charged-off	(1,682,067)	(623,055)	(356,659)
Recoveries of loans previously charged-off	137,754	134,712	80,905
Balance at end of year	$5,955,847	$3,214,771	$3,078,397

Impaired loans with a valuation allowance totaled $9,792,151 at March 31, 2009. The valuation allowance related to these impaired loans was $1,873,646 at March 31, 2009. There were no impaired loans with a valuation allowance at March 31, 2008.

Impaired loans without a valuation allowance totaled $28,771 and $47,768 as of March 31, 2009 and 2008, respectively. The average investment in impaired loans for the years ended March 31, 2009 and 2008 totaled $2,784,423 and $871,220, respectively. No interest income was recognized on these loans.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $3,050,662, $1,026,298 and $322,780 at March 31, 2009, 2008 and 2007, respectively. If interest on these loans had been accrued, such income would have approximated $222,629, $44,880 and $19,156 for the years ended March 31, 2009, 2008 and 2007, respectively.

3.	Property and Equipment

Property and equipment are summarized as follows:

March 31,	2009	2008

Buildings	$7,867,829	$7,495,040
Land and improvements	2,843,628	2,636,832
Furniture and equipment	5,363,503	5,061,235
Construction in progress	157,923	43,613
	16,232,883	15,236,720
Less accumulated depreciation and amortization	7,881,204	7,313,239
Property and equipment, net	$8,351,679	$7,923,481

Depreciation expense for the years ended March 31, 2009, 2008 and 2007 amounted to $585,777, $613,008 and $594,548, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.	Deposits

Deposits are summarized as follows:

March 31,	2009	2008

Demand deposits
Noninterest bearing	$25,445,489	$28,319,635
Savings accounts	27,320,324	27,520,369
NOW accounts	31,180,035	26,713,601
Money market deposit accounts	25,254,517	22,363,900

Total demand deposits	109,200,365	104,917,505

Time deposits	256,305,139	245,813,329

	$365,505,504	$350,730,834

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $82,222,204 and $72,389,880 at March 31, 2009 and 2008, respectively.

Time deposits mature as follows:

Year Ending March 31,

2010	$233,702,508
2011	13,029,604
2012	3,746,165
2013	3,527,682
2014	2,299,180

$256,305,139

At March 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $88,493 and $77,926, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.	Deposits (continued)

nterest expense on deposits is summarized as follows:

Year Ended March 31,	2009	2008	2007

Time deposits	$9,569,305	$11,300,885	$9,227,349
Money market deposit and NOW accounts	602,623	686,406	594,225
Savings	325,295	366,990	225,849

	$10,497,223	$12,354,281	$10,047,423

5.	Fair Value Measurements

The Corporation adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Corporation has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned.

In October 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.	Fair Value Measurements (continued)

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Corporation to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$207,347	$—	$207,347	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.	Fair Value Measurements (continued)

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2009
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans net of valuation allowance	$7,914,505	$	—	$—	$7,914,505

The estimated fair values of the Corporation’s financial instruments are as follows:

March 31,	2009		2008
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$2,482	$2,482	$15,998	$15,998
Securities	1,907	1,919	12,503	12,511
Federal Home Loan Bank stock, restricted	5,239	5,239	5,211	5,211
Loans, net	476,950	487,788	437,174	449,159
Accrued interest receivable	1,976	1,976	2,079	2,079

Financial liabilities
Deposits	$365,506	$373,896	$350,731	$355,167
Borrowings	95,000	95,164	96,000	96,325
Securities sold under agreements to repurchase	1,476	1,476	2,834	2,834
Accrued interest payable	1,894	1,894	910	910

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.	Fair Value of Financial Instruments (continued)

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

Borrowings

For advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value. The fair values of all other advances are estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rate for similar types of advances.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as short-term borrowings and the carrying value approximates fair value.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

6.	Borrowings

Advances from the Federal Home Loan Bank and other borrowings are summarized as follows:

Due in year ending March 31,

2010	$75,000,000
2011	20,000,000
$95,000,000

The weighted average interest rate on borrowings was 1.00% and 2.80% at March 31, 2009 and 2008, respectively. The fixed-rate FHLB advances are collateralized by the investment in FHLB stock and the Corporation’s portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement. Value of this collateral as of March 31, 2009 was $148,983,469.

Information related to borrowing activity of the borrowings is as follows:

Year Ended March 31,	2009	2008	2007

Maximum amount outstanding during the year	$113,000,000	$105,000,000	$96,000,000

Average amount outstanding during the year	$96,204,110	$96,049,162	$90,002,740

Average interest rate during the year	2.02%	4.75%	5.22%

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

The following is a summary of certain information regarding the Corporation’s repurchase agreements:

Year Ended March 31,	2009	2008	2007

Balance at end of year	$1,475,594	$2,834,412	$1,739,690

Weighted average interest rate during the year	1.00%	2.54%	3.18%

Average amount outstanding during the year	$2,089,259	$2,586,392	$1,540,939

Maximum amount outstanding at any month end during the year	$3,010,248	$3,921,662	$2,361,835

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.	Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007 with no impact on the financial statements.

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2009	2008

Deferred tax assets
Allowance for losses	$2,263,222	$1,221,613
Deferred compensation	645,857	480,789
Unrealized loss on securities available for sale	—	829,637
Securities impairment	4,383,585	—
Pension	42,003	—
Other	336,179	248,726

	7,670,846	2,780,765

Deferred tax liabilities
Depreciable assets	(187,305)	(211,013)
Pension	—	(111,598)

	(187,305)	(322,611)

Net deferred tax asset	$7,483,541	$2,458,154

The provision for income taxes charged to operations for the years ended March 31, 2009, 2008 and 2007, consists of the following:

Year Ended March 31,	2009	2008	2007

Current	$2,059,427	$2,010,955	$2,211,177
Deferred	(5,851,976)	(155,330)	(184,604)

	$(3,792,549)	$1,855,625	$2,026,573

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.	Income Taxes (continued)

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2009	2008	2007

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	4.2	3.0	2.9
Non-taxable interest and dividend received deduction	0.5	(2.8)	(2.8)
Bank-owned life insurance	0.9	(1.5)	(1.1)
Other	(0.2)	(0.1)	0.1

	39.4%	32.6%	33.1%

9.	Comprehensive Income

The components of other comprehensive income (loss) are summarized as follows:

Year Ended March 31,	2009	2008	2007

Net income (loss)	$(5,823,284)	$3,835,822	$4,091,208
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	(2,180,606)	(4,658,833)	715,145
Pension liability adjustment	(8,019)	14,788
Income tax (expense) benefit related to items of other comprehensive income	(823,942)	1,768,367	(271,755)
Total other comprehensive income (loss), net of tax	1,348,645	(2,875,678)	443,390

Total comprehensive income (loss)	$(4,474,639)	$960,144	$4,534,598

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

March 31,	2009	2008

Net unrealized (loss) on securities available for sale	$—	$(2,183,253)
Tax effect	—	829,637
Net-of-tax amount	—	(1,353,616)

Pension liability adjustment	(603,599)	(595,580)
Tax effect	229,368	226,320
Net-of-tax amount	(374,231)	(369,260)

	$(374,231)	$(1,722,876)

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

The following table represents the Bank’s regulatory capital levels, relative to the OTS requirements applicable at that date:

March 31, 2009	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount
(In Thousands)

Tangible Capital	$7,743	1.50%	$46,771	9.06%	$39,028
Core Capital	20,649	4.00	46,771	9.06	26,122
Risk-based Capital	35,456	8.00	49,523	11.17	14,067

March 31, 2008	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$7,466	1.50%	$38,872	7.81%	$31,406
Core Capital	19,910	4.00	38,872	7.81	18,962
Risk-based Capital	33,699	8.00	42,042	9.98	8,343

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below certain requirements imposed by federal regulations.

Capital distributions by OTS-regulated savings banks are limited by regulation (“Capital Distribution Regulation”). Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation permits a “Tier 1” savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over that same time period. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. A Tier 1 savings bank is defined as a savings bank that has, on a pro forma basis after the proposed distribution, capital equal to or greater than the OTS fully phased-in capital requirement and has not been deemed by the OTS to be “in need of more than normal supervision”. The Bank is currently classified as a Tier 1 institution for these purposes. The Capital Distribution Regulation requires that savings banks provide the applicable OTS District Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation.

Community Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements
(continued)

10.	Stockholders’ Equity and Regulatory Capital Requirements (continued)

On December 19, 2008, the Corporation received an investment from the U.S. Treasury Department (“the Treasury”) of $12,643,000 in the form of 5% cumulative preferred stock. The Corporation also issued a warrant to purchase 351,194 shares of common stock at $5.40 per share to the Treasury. This investment was part of the Treasury’s Capital Purchase Plan. The preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. The preferred stock is generally nonvoting. The warrant is immediately exercisable.

11.	Earnings Per Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation’s stock may be repurchased. 8,074 shares were repurchased during the fiscal year ended March 31, 2008. No shares were repurchased during the fiscal years ended March 31, 2009 or 2007. All information for the periods presented has been retroactively restated to reflect the stock split declared on July 26, 2006.

Earnings per share is calculated as follows:

Year Ended March 31,	2009	2008	2007

Basic earnings (loss) per share

Income (loss) available to common shareholders	$(6,033,798)	$3,835,822	$4,091,208

Weighted average shares outstanding	4,355,909	4,305,445	4,258,737

Basic earnings (loss) per share	$(1.39)	$0.89	$0.96

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$(6,033,798)	$3,835,822	$4,091,208

Weighted average shares outstanding	4,355,909	4,305,445	4,258,737

Dilutive effect of stock options	—	93,576	157,433

Total weighted average shares outstanding	$4,355,909	$4,399,021	$4,416,170

Diluted earnings (loss) per share	$(1.39)	$0.87	$0.93

During the years ended March 31, 2009 and 2008, stock options and warrants representing 499,447 shares and 142,000 shares, respectively, on average were not included in the calculation of earnings per share because their effect would have been antidilutive. No stock options were excluded for the year ended March 31, 2007.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.	Employee Benefit Plans

Pension Plan

The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and final average compensation. The Corporation’s funding policy is to contribute amounts to the pension trust at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), but not in excess of the maximum tax deductible amount. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Prepaid pension cost includes any contributions made after the measurement date but prior to the fiscal year end. The following is a summary of information with respect to the plan:

March 31,	2009	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$3,422,890	$2,956,892	$2,525,278
Service cost	412,726	345,315	300,774
Interest cost	262,757	182,931	149,327
Actuarial (gain) loss	(81,231)	(32,329)	9,631
Benefits paid	(333,233)	(29,919)	(28,118)

Benefit obligation at end of year	3,683,909	3,422,890	2,956,892

Change in plan assets:
Fair value of plan assets at beginning of year	3,697,356	2,530,479	2,067,665
Actual return on plan assets	207,695	130,956	100,574
Employer contribution	—	1,065,840	390,358
Benefits paid	(333,233)	(29,919)	(28,118)

Fair value of plan assets at end of year	3,571,818	3,697,356	2,530,479

Funded status	$(112,091)	$274,466	$(426,413)

Amounts recognized in the balance sheet:
Other assets	$—	$274,466	$—
Other liabilities	112,091	—	426,413

Amounts recognized in accumulated other comprehensive income (loss):
Net (loss) gain	$(603,599)	$(595,580)	$610,368

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.	Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $2,554,868, $2,358,379 and $2,013,062 as of March 31, 2009, 2008 and 2007, respectively.

Year Ended March 31,	2009	2008	2007

Components of net periodic pension cost:

Service cost	$412,726	$345,315	$300,774
Interest cost	262,757	182,931	149,327
Expected return on plan assets	(320,873)	(175,740)	(143,504)
Recognized net actuarial loss	23,926	27,243	28,035
Net periodic benefit cost	378,536	379,749	334,632

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	8,019	(14,788)	610,368
Deferred income tax expense (benefit)	(3,048)	1,990	(228,309)
Total recognized in other comprehensive income	4,971	(12,798)	382,059

Total recognized in net periodic benefit cost and other comprehensive income	$383,507	$366,951	$716,691

Year Ended March 31,	2009

Adjustment to retained earnings due to change in measurement date:
Service cost	$87,669
Interest cost	53,011
Expected return on plan assets	(64,175)
Recognized net actuarial loss	4,888
Detailed income tax (benefit)	(30,929)
Net periodic benefit cost	$50,464

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2009	2008	2007

Weighted average discount rate	6.50%	6.25%	6.00%

Increase in future compensation levels	4.00%	4.00%	4.00%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.	Employee Benefit Plans (continued)

The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2009	2008	2007

Weighted average discount rate	6.25%	6.00%	5.75%

Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

Increase in future compensation levels	4.00%	4.00%	4.00%

Long-Term Rate of Return

The plan sponsor, in consultation with management, selects the expected long-term rate of return on assets assumption in consultation with their investment advisors. The rate is intended to reflect the average rate of earnings expected to be earned on the funds invested to provide plan benefits. Historical performance is reviewed with respect to real rates of return (net of inflation) for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.	Employee Benefit Plans (continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at March 31, 2009 and 2008, by asset category are as follows:

March 31,	2009	2008

Fixed income securities	77%	77%
Equity securities	8%	11%
Cash	5%	3%
Other	10%	9%
	100%	100%

Funds are invested in a participation guarantee contract of the selected insurance company. The funds are in the general assets of the guaranteeing company which are primarily long-term bonds and long-term mortgages. Funds are guaranteed by the insurance company against failed investments. Interest is credited annually to the funds.

The Corporation expects to contribute $450,000 to its pension plan during the year ending March 31, 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2010	$102,191
2011	110,606
2012	130,935
2013	152,672
2014	210,431
2015-2019	1,423,655

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.	Employee Benefit Plans (continued)

Employee Stock Ownership Plan

The Employee Stock Ownership and 401(k) Profit Sharing Plan (the “Plan”) is a combination of a profit sharing plan with 401(k) and a stock bonus plan. The Plan provides for retirement, death, and disability benefits for all eligible employees.

An employee becomes eligible for participation after completion of six months of service. After meeting the eligibility requirements, an employee becomes a member of the Plan on the earliest January 1, April 1, July 1, or October 1 occurring on or after his or her qualification.

The contributions to the Plan are discretionary and are determined by the Board of Directors. The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions.

Profit-sharing expenses were approximately $172,000, $181,000 and $168,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the director or officer. The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced. The deferred compensation expense for the years ended March 31, 2009, 2008 and 2007, based on the present value of the retirement benefits, was $438,000, $371,000 and $357,000, respectively. The deferred compensation liability was $1,667,000 and $1,265,000 at March 31, 2009 and 2008, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

13.	Stock Option Plan

The Corporation has a noncompensatory stock option plan (the “Plan”) designed to provide long-term incentives to employees. All options are exercisable at end of year. All information has been retroactively restated to reflect the stock split declared on July 26, 2006.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.	Stock Option Plan (continued)

The following table summarizes options outstanding:

Year Ended March 31,		2009
	Shares	Weighted - Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	429,000	$8.28

Granted	5,000	5.71
Forfeited	(25,700)	6.86
Exercised	(28,100)	7.08

Outstanding at end of year	380,200	$8.41	$—

Exercisable at end of year	380,200	$8.41	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Corporation’s stock.

The total intrinsic value of options exercised during the year ended March 31, 2009 was $21,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended March 31,	2009

Dividend yield	2.50%
Expected life	10 years
Expected volatility	20.84%
Risk-free interest rate	3.80%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.	Stock Option Plan (continued)

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical loss experience. The dividend yield assumption is based on the Corporation’s history and expectation of dividend payouts.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding and Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$4.82 - $4.95	96,000.82		$4.89
$5.57 - $9.40	170,200	1.12	8.56
$10.90-$11.22	114,000	6.13	11.16

14.	Commitments and Contingencies

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

At March 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
March 31,	2009	2008
(In Thousands)

Commitments to grant loans	$17,807	$22,028
Unfunded commitments under lines of credit	31,644	43,281
Standby letters of credit	2,794	2,497

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

Leases

The Corporation is obligated under several noncancellable operating leases. Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2010	$195,894
2011	197,825
2012	183,867
2013	150,865
2014	74,020
Thereafter	239,251

$1,041,722

Total lease expense was approximately $194,000, $182,000 and $186,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

The Corporation maintains its cash accounts in several correspondent banks. As of March 31, 2009, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $209,000.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

15.	Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At March 31, 2009 and 2008, these loans totaled $826,872 and $915,665, respectively. During the year ended March 31, 2009, total principal additions were $82,514 and total principal payments were $171,307.

Deposits from related parties held by the Corporation at March 31, 2009 and 2008 amounted to $510,225 and $509,869, respectively.

16.	Selected Quarterly Financial Data (Unaudited)

Condensed quarterly consolidated financial data is shown as follows:
(Dollars in thousands except per share data)

Year Ended March 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$7,480	$7,342	$7,053	$6,817
Total interest expense	3,473	3,308	3,012	2,667

Net interest income	4,007	4,034	4,041	4,150
Provision for loan losses	152	601	894	2,638

Net interest income after provision for loan losses	3,855	3,433	3,147	1,512

Other income	840	849	897	837
Securities impairment	—	(11,053)	(482)	—
Other expenses	3,247	3,430	3,526	3,247

Income (loss) before income taxes	1,448	(10,201)	36	(898)
Income tax expense (benefit)	483	289	(4,203)	(361)

Net income (loss)	965	(10,490)	4,239	(537)

Effective dividend on preferred stock	—	—	(4)	(207)

Net income (loss) available to common stockholders	$965	$(10,490)	$4,235	$(744)

Earnings (loss) per share
Basic	$0.22	$(2.41)	$0.97	$(0.17)
Diluted	$0.22	$(2.41)	$0.97	$(0.17)

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.	Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2009	2008

Assets

Investment in subsidiary	$46,396,550	$37,149,004
Cash	77,273	765,640
Prepaid expenses and other assets	864,375	790,059

Total assets	$47,338,198	$38,704,703

Liabilities and Stockholders’ Equity

Liabilities
Borrowings	$1,000,000	$—
Other liabilities	1,635	—

Total liabilities	1,001,635	—

Stockholders’ Equity
Preferred stock	12,643,000	—
Common stock	43,617	43,360
Warrants	603,153	—
Discount on preferred stock	(568,973)	—
Additional paid-in capital	5,569,558	5,391,704
Retained earnings	28,420,439	34,992,515
Accumulated other comprehensive (loss), net	(374,231)	(1,722,876)

Total stockholders’ equity	46,336,563	38,704,703

Total liabilities and stockholders’ equity	$47,338,198	$38,704,703

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.	Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Operations

Year Ended March 31,	2009	2008	2007

Income
Dividend from subsidiary	$—	$1,000,000	$1,000,000
Interest income	54,241	52,460	86,492

Total income	54,241	1,052,460	1,086,492

Expenses
Interest expense	59,889	—	—
Noninterest expenses	199,151	219,758	108,832

Total expenses	259,040	219,758	108,832

Income (loss) before equity in undistributed net income of subsidiary	(204,799)	832,702	977,660

Equity in earnings (loss) of subsidiary, net of distributions	(5,693,635)	2,939,614	3,105,068

Income (loss) before income taxes	(5,898,434)	3,772,316	4,082,728
Income tax (benefit)	(75,150)	(63,506)	(8,480)

Net income (loss)	$(5,823,284)	$3,835,822	$4,091,208

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.	Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31,	2009	2008	2007

Operating activities
Net income (loss)	$(5,823,284)	$3,835,822	$4,091,208
Adjustments
Equity in (earnings) loss of subsidiary, net of distributions	5,693,635	(2,939,614)	(3,105,068)
(Increase) in prepaid and other assets	(74,316)	27,939	(75,816)
Stock-based compensation expense	6,826	—	—
Increase (decrease) in other liabilities	1,635	(6)	(139)

Net cash provided by (used in) operating activities	(195,504)	924,141	910,185

Investing activities
Capital to subsidiary	(13,643,000)	—	—

Net cash (used in) investing activities	(13,643,000)	—	—

Financing activities
Cash dividends paid on common stock	(565,814)	(1,120,639)	(1,085,817)
Cash dividends paid on preferred stock	(98,334)		
Proceeds from issuance of common stock	171,285	375,525	336,941
Proceeds from issuance of preferred stock	12,643,000	—	—
Proceeds from borrowed money	4,000,000	—	—
Repayment of borrowed money	(3,000,000)	—	—
Repurchase of common stock	—	(80,739)	—

Net cash provided by (used in) financing activities	13,150,137	(825,853)	(748,876)

Increase (decrease) in cash	(688,367)	98,288	161,309

Cash, beginning of year	765,640	667,352	506,043

Cash, end of year	$77,273	$765,640	$667,352

18.	Subsequent Event

On May 19, 2009, the Corporation entered into a separation and release agreement with a senior officer. As a result of the agreement, the former officer will receive a lump sum cash payment of $193,503, an annual benefit of $36,727 commencing at age 65 for a period of 15 years, annual benefits commencing at age 65 due pursuant to the Corporation’s defined benefit plan, and the right to exercise outstanding stock options for 90 days after separation. The necessary expenses based on the terms of this separation agreement will be accrued during the year ended March 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

          An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Management’s Report on Internal Control over Financial Reporting

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

          The management of Community Financial Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

          Directors and Executive Officers. Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

          Information concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers.”

          Compliance with Section 16(a). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

          Audit Committee Matters and Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table summarizes our equity compensation plans as of March 31, 2009.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	380,200	$8.41	17,800

Equity compensation plans not approved by security holders	0	0	0

Total	380,200	$8.41	17,800

          The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information concerning certain relationships and transactions and director dependence is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          See Exhibit Index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION

Date: June 26, 2009	By:	/s/ P. Douglas Richard
P. Douglas Richard
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ P. Douglas Richard	By:	/s/ James R. Cooke, Jr.
	P. Douglas Richard Director, President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 26, 2009	Date:	June 26, 2009

By:	/s/ Norman C. Smiley, III	By:	/s/ Charles F. Andersen
	Norman C. Smiley, III Director and President of Community Bank		Charles F. Andersen Director

Date:	June 26, 2009	Date:	June 26, 2009

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director

Date:	June 26, 2009	Date:	June 26, 2009

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 26, 2009	Date:	June 26, 2009

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

3.1
Amended and Restated Articles of Incorporation, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), are incorporated herein by reference.

3.2
Bylaws, as amended and restated and currently in effect, filed on December 20, 2008 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.10
Registrant’s 2003 Stock Option and Incentive Plan, filed on June 26, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

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

10.15	Form of Change in Control Agreement by and between Community Financial Corporation and John Howerton is filed with this Form 10-Q.

10.16
Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated December 19, 2008, between Community Financial Corporation and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant, filed on December 22, 2008, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference

10.17
Form of Compensation Modification Agreement and Waiver, executed by each of P. Douglas Richard, Norman C. Smiley, III and Chris P. Kyriakides, filed on December 22, 2008, as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference

10.18
Separation Agreement and Release between the Registrant, and its wholly owned subsidiary, Community Bank, and Chris P. Kyriakides, filed on May 26, 2009 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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