Form 10-Q
period 2009-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2009-08-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer, accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐                      No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on August 10, 2009:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,140,824 and $512,258)	$5,836,855	$2,482,182
Securities
Held to maturity	1,200,001	1,700,010
Available for sale, at fair value	207,347	207,347
Restricted investment in Federal Home Loan Bank stock, at cost	6,138,600	5,238,600
Loans receivable, net of allowance for loan losses of $6,056,697 and $5,955,847	490,057,242	476,950,379
Real estate owned and repossessed assets	2,622,824	1,400,192
Property and equipment, net	8,391,851	8,351,679
Accrued interest receivable
Loans	1,990,347	1,973,676
Investments	16,647	2,799
Prepaid expenses and other assets	14,934,111	14,416,972
Total Assets	$531,395,825	$512,723,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$371,114,648	$365,505,504
Borrowings	108,750,000	95,000,000
Securities sold under agreement to repurchase	1,368,926	1,475,594
Advance payments by borrowers for taxes and insurance	90,380	179,575
Other liabilities	3,173,763	4,226,600

Total Liabilities	484,497,717	466,387,273

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred	(538,814)	(568,973)
Additional paid in capital	5,569,558	5,569,558
Retained earnings	28,951,825	28,420,439
Accumulated other comprehensive (loss)	(374,231)	(374,231)
Total Stockholders’ Equity	46,898,108	46,336,563

Total Liabilities and Stockholders’ Equity	$531,395,825	$512,723,836

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2009		2008
	(Unaudited)
INTEREST INCOME
Loans		$6,859,032		$7,153,169
Investment securities		13,948		34,833
Other		25,626		291,790
Total interest income		6,898,606		7,479,792

INTEREST EXPENSE
Deposits		2,194,240		2,876,332
Borrowed money		247,400		596,622
Total interest expense		2,441,640		3,472,954

NET INTEREST INCOME		4,456,966		4,006,838

PROVISION FOR LOAN LOSSES		280,804		151,998

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		4,176,162		3,854,840

NONINTEREST INCOME
Service charges, fees and commissions		854,584		745,215
Other		89,694		94,778
Total noninterest income		944,278		839,993

NONINTEREST EXPENSE
Compensation & benefits		2,317,932		1,945,252
Occupancy		399,940		342,531
Data processing		377,348		310,639
Federal insurance premium		314,499		70,737
Advertising		122,448		94,323
Other		403,594		483,329
Total noninterest expense		3,935,761		3,246,811

INCOME BEFORE TAXES		1,184,679		1,448,022

INCOME TAX EXPENSE		465,096		482,606

NET INCOME		$719,583		$965,416

Effective dividend on preferred stock	$	$ 188,197	$	---
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$531,386		$965,416
BASIC EARNINGS PER COMMON SHARE		$0.12		$0.22
DILUTED EARNINGS PER COMMON SHARE		$0.12		$0.22
DIVIDENDS PER COMMON SHARE		$0.00		$0.065

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30

	2009	2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$719,583	$965,416
Adjustments to reconcile net income to net cash
provided by (absorbed by)operating activities
Provision for loan losses	280,804	151,998
Depreciation	150,902	139,322
Amortization of premium and accretion
of discount on securities, net	9	156
(Increase) decrease in net deferred loan costs	(47,145)	(28,046)
(Increase) decrease in deferred income tax assets	(1,515,130)	50,085
Decrease (increase) in other assets	(547,659)	(273,836)
(Decrease) increase in other liabilities	373,098	(116,761)

Net cash provided by (absorbed by) operating activities	(585,538)	888,334

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	500,000	1,000,000
Purchase of held to maturity securities	---	(1,600,000)
Net increase in loans	(13,340,521)	(11,751,955)
Purchases of property and equipment	(191,074)	(235,129)
(Purchase) sale of FHLB stock	(900,000)	135,000
(Increase) in repossessed assets and real estate owned	(1,222,632)	(137,232)

Net cash absorbed by investing activities	(15,154,227)	(12,589,316)

FINANCING ACTIVITIES
Dividends paid	(158,038)	(282,279)
Net increase in deposits	5,609,144	5,920,962
Proceeds from (payments of) advances and other borrowed money	13,643,332	(2,225,341)

Net cash provided by financing activities	19,094,438	3,480,264

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,354,673	(8,220,718)

CASH AND CASH EQUIVALENTS – beginning of period	2,482,182	15,998,041

CASH AND CASH EQUIVALENTS – end of period	$5,836,855	$7,777,323

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the year ending March 31, 2009.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock options granted and no stock-based compensation expense was recognized during the three month periods ended June 30, 2009 and June 30, 2008.

The following summarizes the stock option activity for the three months ended June 30, 2009:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2009	380,200	$8.41
Granted	---	---
Exercised	---	---
Forfeited	---	---
Options outstanding, June 30, 2009	380,200	$8.41	4.0
Options exercisable, June 30, 2009	380,200	$8.41	4.0	0

There were no options exercised during the three months ended June 30, 2009.

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

	For the Three Months Ended

	June 30, 2009			June 30, 2008

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income available to common stockholders	$531,386	4,361,658	$0.12	$965,416	4,342,617	$0.22
Diluted earnings per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	52,009

Income available to common stockholders	$531,386	4,361,658	$0.12	$965,416	4,394,626	$0.22

During the quarter ended June 30, 2009, 380,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2008, options representing 243,000 shares were not included in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2009:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$8,011,000	1.50%	$44,197,000	8.28%	$36,186,000
Core Capital	21,361,000	4.00	44,197,000	8.28	22,836,000
Risk-based Capital	36,744,000	8.00	48,350,000	10.53	11,606,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2009 and 2008 was $4,167,087 and $3,952,581, respectively. Total income taxes paid for the three months ended June 30, 2009 and 2008 was $845,902 and $38,564.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. The following table sets forth the components of comprehensive income for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30

	2009	2008

Net Income	$719,583	$965,416

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) on available for sale securities arising during the period	---	(552,451)

Total comprehensive income	$719,583	$412,965

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	June 30

	2009	2008

Service cost	$84,954	$87,669
Interest cost	58,964	53,010
Expected return on plan assets	(61,538)	(64,175)
Recognized net actuarial loss	4,984	4,888

	$87,364	$81,392

As disclosed in the Company’s Form 10-K for the year ended March 31, 2009, a contribution of $450,000 to its pension plan is expected during the current fiscal year. As of June 30, 2009, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2010.

NOTE 8. – SECURITIES

At June 30, 2009, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008 and an additional OTTI charge of $482,000 in the December 31, 2008 quarter. The Company recorded a tax related benefit of $4,384,000 for the two OTTI non-cash charges for the quarter ended December 31, 2008. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$207,347	$ -	$207,347	$ -

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

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans net of
valuation allowance	$14,870,954	$ -	$ -	$14,870,954

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

The following table summarizes the Corporation’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at June 30, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate	$2,622,824	$ -	$ -	$2,622,824

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

Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Corporation’s investment in Federal Home loan Bank (“FHLB”) stock totaled $6.1 million at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other temporarily impaired at June 20, 2009 and no impairment has been recognized.

Loans receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$5,837	$5,837	$2,482	$2,482
Securities	1,407	1,407	1,907	1,919
Federal Home Loan Bank stock, restricted	6,139	6,139	5,239	5,239
Loans, net	490,057	500,557	476,950	487,788
Accrued interest receivable	2,007	2,007	1,976	1,976
Financial liabilities
Deposits	$371,115	$374,622	$365,506	$373,896
Borrowings	108,750	108,878	95,000	95,164
Securities sold under agreements to repurchase	1,369	1,369	1,476	1,476
Accrued interest payable	168	168	1,894	1,894

10. Loans Receivable, Net

Loans receivable are summarized as follows:

	June 30, 2009	March 31, 2009

Residential real estate	$137,807,480	$140,063,979
Commercial real estate	163,135,872	154,781,353
Construction	63,692,435	62,887,605
Commercial business	56,690,718	53,436,237
Consumer	89,095,794	85,968,679
	510,422,299	497,137,853
Less:
Loans in process	15,250,203	15,221,797
Deferred loan (costs), net	(941,844)	(990,170)
Allowance for loan losses	6,056,697	5,955,847
	20,365,056	20,187,474
	$490,057,243	$476,950,379

Loans serviced for others amounted to approximately $304,693 at June 30, 2009, and $294,357 at
March 31, 2009.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Quarter Ended June 30, 2009	Year Ended March 31, 2009

Balance at beginning of year	$5,955,847	$3,214,771
Provision for loan loss	280,804	4,285,389
Loans charged-off	(226,620)	(1,682,067)
Recoveries of loans previously charged-off	46,666	137,755
Balance at end of period	$6,056,697	$5,955,847

Impaired loans with a valuation allowance of $1,892,592 totaled $9,840,270 at June 30, 2009 and impaired loans of $9,792,151 had a valuation allowance of $1,873,646 at March 31, 2009.

Impaired loans without a valuation allowance totaled $6,993,418 and $28,598 as of June 30, 2009, and
March 31, 2009, respectively.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $13,027,010 at June 30, 2009 and $3,050,662 at March 31, 2009.  If interest on nonaccrual loans had been accrued, such income would have approximately $424,553 for the three months ended June 30, 2009 and $222,629 for the year ended March 31, 2009.

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

Net income for the three months ended June 30, 2009 decreased $246,000 or 25.4% to $720,000 compared to $965,000 for the three months ended June 30, 2008.  Net income for the quarter ended June 30, 2009 decreased due primarily to increased noninterest expense partially offset by an increase in net interest income.

Net interest income for the quarter ended June 30, 2009 increased $451,000, or 11.2%, to $4,457,000 compared to the quarter ended June 30, 2008. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factors contributing to the increase in net interest income for the quarter ended June 30, 2009 was the growth in interest-earning assets, primarily loans, and lower rates on interest-bearing liabilities. The increase in net interest income for the current quarter was limited due to the elimination of dividends on the Freddie Mac and Fannie Mae preferred stock and Federal Home Loan Bank common stock owned by the Bank. We did not purchase any investment securities during the three months ended June 30, 2009 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $350.6 million in adjustable rate loans or 72.9% of total loans which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. Deposits were up due to increases in interest and non-interest-bearing transaction accounts and borrowed money offset by decreases in time deposits. Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. Due to relative pricing advantages we have utilized brokered deposits and increased borrowings during the June 30, 2009 quarter. During the June 30, 2009 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. Growth in the Bank's loan portfolio for the June 30, 2009 quarter was primarily in commercial real estate, residential home equity loans and lines, and commercial business loans, offset by a decrease in residential first mortgage loans. We expect to focus our future loan growth primarily in the commercial real estate arena and to slow or moderate our construction loan growth due to a slower economy and underwriting changes to limit funding of speculative construction.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At June 30, 2009, our assets totaled $531.4 million, including net loans receivable of $490.1 million, compared to total assets of $512.7 million, including net loans receivable of $477.0 million, at March 31, 2009.  Construction loans totaled $63.7 million or 12.5%, commercial real estate were $163.1 million or 32.0%, residential first mortgage loans were $137.8 million or 27.0%, commercial business loans were $56.7 or 11.1%, and home equity loans and lines were $43.5 million or 8.5% of our total loan portfolio at June 30, 2009 compared to construction loans of $62.9 million or 12.7%, commercial real estate of $154.8 or 31.1%, residential first mortgage loans of $140.1 or 28.2%, commercial business $53.4 million or 10.8%, and home equity loans and lines of $41.7 million or 8.4% at March 31, 2009.

At June 30, 2009, non-performing assets totaled approximately $15.6 million or 2.95% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Our allowance for loan losses to non-performing assets was 38.7% and to total loans was 1.24% at June 30, 2009 compared to 66.43% and 1.25%, respectively at March 31, 2009.  The increase consisted of $5.4 million of nonaccrual loans, which included residential permanent and construction loans, and commercial real estate, and $1.2 million of real estate owned and repossessed assets. Due primarily to the slowing economy, we expect an increase in non-performing assets in the future.

During our fiscal year 2009, we evaluated the benefits of the increased yields on our credit card portfolio with the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the June 30, 2008 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000, which resulted in a gain of $37,000.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced stable to moderate declines in real estate values in our market areas. The Company has experienced increases in delinquencies for the 2010 fiscal year. Delinquencies have increased from 3.43% at March 31, 2009 to 4.26% at June 30, 2009. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Other financial institutions have experienced decreased access to deposits or borrowings.

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

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  The Company made application to the Treasury Department to participate in this program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the December 31, 2008 quarter.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At June 30, 2009, we had $3.9 million in such accounts in excess of $250,000.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

FINANCIAL CONDITION

The Company's total assets increased $18.7 million to $531.4 million at June 30, 2009 from $512.7 million at March 31, 2009 due to increases in loans receivable of $13.1 million, cash of $2.7 million, real estate owned of $1.2 million, Federal Home Loan Bank Stock of $900,000, and cash consisting of interest bearing deposits at other financial institutions of $600,000.  The increase in loans was funded with increases in savings and interest bearing deposits of $5.2 million, non-interest bearings deposits of $4.0 million, increases in FHLB advances and borrowings of $13.6 million and decreases in time deposits of $3.6 million at June 30, 2009 from March 31, 2009. FHLB advances increased by $14.0 million and other borrowings decreased by $300,000.  Stockholders’ equity increased $562,000 to 46.9 million at June 30, 2009, from $46.3 million at March 31, 2009, due to income for the three months ended June 30, 2009 of $720,000 million offset by cash dividend payments.

At June 30, 2009, non-performing assets totaled approximately $15.6 million or 2.95% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Non-performing assets at June 30, 2009 were comprised of repossessed assets of $2.6 million and non accrual loans of $13.0 million. Included in the total non-performing assets at June 30, 2009 was one relationship of approximately $1.6 million which includes $1.4 million of residential lots. At June 30, 2009, our allowance for loan losses to non-performing assets was 38.7% and to total loans was 1.24% compared to 66.43% and 1.25%, respectively at March 31, 2009. At June 30, 2009 the percentage of delinquent loans to total loans was 4.26% compared to 3.43% at March 31, 2009. Our allowance for loan losses to total loans remained relatively unchanged at June 30, 2009 compared to March 31, 2009 because no significant additional specific allowances were considered warranted at June 30, 2009 on the Bank’s nonperforming assets and due to the growth in our loan portfolio Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

As of June 30, 2009, there were also $9.3 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of residential real estate loans. No individual loan in this category has a balance that exceeds $700,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2009, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 3.2%.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of June 30, 2009, the total amount of borrowing available under the FHLB line of credit was approximately $134,000,000. At June 30, 2009, principal obligations to the FHLB consisted of $88,000,000 in floating-rate, overnight borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits. The Company had a loan with a bank in the amount of $750,000 at June 30, 2009.

At June 30, 2009, we had commitments to purchase or originate $22.8 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $252.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At June 30, 2009, we had brokered or internet time deposits of $14.6 million.

The Bank’s regulatory capital changed from “adequately capitalized” at September 30, 2008 to “well capitalized” at June 30, 2009 due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are callable at 100% of the issue price, subject to the approval of the Company’s federal regulator.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008.

General.  Net income for the three months ended June 30, 2009 decreased $246,000 or 25.5% to $720,000 from $965,000 for the three months ended June 30, 2008. Net interest income increased $450,000, the provision for loan losses increased 129,000, non-interest income increased $104,000 and non-interest expense increased $689,000 during the three months ended June 30, 2009 compared to the same period in 2008. Return on equity for the three months ended June 30, 2009 was 6.14% compared to 9.86% for the three month period ended June 30, 2008. Return on assets was .55% for quarter ended June 30, 2009 compared to 0.80% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $581,000 to $6.9 million for the three months ended June 30, 2009, from $7.5 million for the three months ended June 30, 2008, due to lower yields partially offset by higher average loan balances.  Investment securities income decreased by $21,000 due to lower average balances as a result of calls and maturities on securities. Other interest income decreased by $266,000 due to elimination of dividends on Freddie Mac, Fannie Mae and FHLB stocks.  The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 5.61% for the three months ended June 30, 2009 compared to 6.45% for the three months ended June 30, 2008.

Interest Expense.  Total interest expense decreased by $1.1 million to $2.4 million for the quarter ended June 30, 2009, from $3.5 million for the quarter ended June 30, 2008. Interest on deposits decreased by $682,000 to $2.2 million for the quarter ended June 30, 2009 from $2.9 million for the quarter ended June 30, 2008 due to a decrease in the average rate paid, partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $349,000 to $247,000 for the quarter ended June 30, 2009 compared to $597,000 million for the quarter ended June 30, 2008. A decrease in the average rate paid on borrowings from 2.66% to 0.91% offset by an increase in the average balance of borrowings from $89.6 million for the June 30, 2008 quarter to $108.6 million for the June 30, 2009 quarter accounted for the decrease. The average rate paid on interest-bearing liabilities was 2.07% during the three months ended June 30, 2009 compared to 3.15% for the three months ended June 30, 2008.

Provision for Loan Losses.  The provision for loan losses increased $129,000 to $281,000 for the three months ended June 30, 2009, from $152,000 for the three months ended June 30, 2008. The amount of the provision for loan losses for the quarter ended June 30, 2009 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At June 30, 2009, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.
Noninterest Income.  Noninterest income increased by $104,000 to $944,000 for the three months ended June 30, 2009, from $840,000 for the three months ended June 30, 2008 due primarily to mortgage loan origination fees. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $689,000 to $3.9 million for the three months ended June 30, 2009 compared to the same period last year. The increase in noninterest expense resulted primarily from compensation related expenses due generally to a contractual payment to a former employee, merit increases, additional retail personnel and increased federal deposit insurance premiums.
Federal deposit insurance premiums during the three months ended June 30, 2009 totaled $314,000, compared to $71,000 for the same period in 2008. Under FDIC’s current risk-based assessment rules, assessment rates range from 7 to 77.5 basis points. In addition to the regular assessments, the FDIC has imposed a special assessment of 5 basis points on the amount of each institution’s assets reduced by the amount of its Tier 1 capital as of June 30, 2009, to be collected September 30, 2009. The FDIC has announced that one additional special assessment is probable and a second is less certain.

Taxes.  Taxes decreased by $18,000 to $465,000 for the three months ended June 30, 2009, from a $483,000 tax provision for the three months ended June 30, 2008. The effective tax rate increased from 33.3% for the June 30, 2008 quarter to 39.3% for the June 30, 2009 quarter due to the significant decrease in tax preference income.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2009.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated  financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company  does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since March 31, 2009 year end. Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report for March 31, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2009, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: August 13, 2009	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document

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

10.2
Form of Change in Control Agreement by and between Community Financial Corporation and  P. Douglas Richard, filed on May 5, 2006 as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.6
Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.7
Salary Continuation Agreements by and between Community Bank and Officers Richard, Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated herein by reference.

10.8
Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated herein by reference.

10.9
Registrant’s 2003 Stock Option and Incentive Plan, filed on December 27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.10
Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant’s 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

10.11
Employment Agreement by and between Community Bank and Norman C. Smiley, III, filed on June 16, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.12
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

10.14
Form of Change in Control Agreement by and between Community Financial Corporation and John Howerton, filed on November 14, 2008 as an exhibit to the Registrant’s Report on Form 10-Q (SEC File No. 000-18265), is incorporated herein by reference.

10.15
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

10.16
Form of Compensation Modification Agreement and Waiver, executed by  P. Douglas Richard and Norman C. Smiley, III, filed on December 22, 2008, as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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