Form 10-Q
period 2009-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2009-11-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 2009.
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
             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
               Yes   ☐        No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on November 10, 2009:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $671,282 and $512,258)	$4,524,964	$2,482,182
Securities
Held to maturity	1,500,000	1,700,010
Available for sale, at fair value	196,497	207,347
Restricted investment in Federal Home Loan Bank stock, at cost	6,183,600	5,238,600
Loans receivable, net of allowance for loan losses of $6,478,554 and $5,955,847	500,434,646	476,950,379
Real estate owned and repossessed assets	2,639,420	1,400,192
Property and equipment, net	8,575,273	8,351,679
Accrued interest receivable
Loans	2,026,299	1,973,676
Investments	6,335	2,799
Prepaid expenses and other assets	15,084,838	14,416,972
Total Assets	$541,171,872	$512,723,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$388,964,736	$365,505,504
Borrowings	100,625,000	95,000,000
Securities sold under agreement to repurchase	959,367	1,475,594
Advance payments by borrowers for taxes and insurance	155,757	179,575
Other liabilities	2,604,824	4,226,600

Total Liabilities	493,309,684	466,387,273

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred	(508,655)	(568,973)
Additional paid in capital	5,569,558	5,569,558
Retained earnings	29,885,746	28,420,439
Accumulated other comprehensive (loss)	(374,231)	(374,231)
Total Stockholders' Equity	47,862,188	46,336,563

Total Liabilities and Stockholders' Equity	$541,171,872	$512,723,836

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30			September 30
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)

INTEREST INCOME
Loans	$7,115,854		$7,185,657	$13,974,885		$14,338,826
Investment securities	11,178		32,187	25,126		67,020
Other	40,221		124,392	65,848		416,182
Total interest income	7,167,253		7,342,236	14,065,859		14,822,028

INTEREST EXPENSE
Deposits	1,775,889		2,617,460	3,970,129		5,493,791
Borrowed money	252,468		691,241	499,867		1,287,864
Total interest expense	2,028,357		3,308,701	4,469,996		6,781,655

NET INTEREST INCOME	5,138,896		4,033,535	9,595,863		8,040,373

PROVISION FOR LOAN LOSSES	651,431		600,544	932,235		752,542

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,487,465		3,432,991	8,663,628		7,287,831

NONINTEREST INCOME (LOSS)
Service charges, fees and commissions	862,449		752,522	1,717,032		1,497,736
Other	135,733		96,071	225,428		190,849
Securities impairment	---		(11,053,341)	---		(11,053,341)
Total noninterest income (loss)	998,182		(10,204,748)	1,942,460		(9,364,756)

NONINTEREST EXPENSE
Compensation & benefits	2,140,762		1,983,652	4,458,694		3,928,904
Occupancy	402,482		393,533	802,422		736,064
Data processing	407,839		383,391	785,188		694,031
Federal insurance premium	177,108		99,108	522,658		169,845
Advertising	105,965		113,202	228,413		207,524
Other	474,099		456,698	846,643		940,026
Total noninterest expense	3,708,255		3,429,584	7,644,018		6,676,394

INCOME (LOSS) BEFORE TAXES	1,777,392		(10,201,341)	2,962,070		(8,753,319)

INCOME TAXES	655,275		288,855	1,120,371		771,461

NET INCOME (LOSS)	$1,122,117		$(10,490,196)	$1,841,699		$(9,524,780)

Effective Dividend on Preferred Stock	$188,197	$	---	$376,394	$	---
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$933,920		$(10,490,196)	$1,465,305		$(9,524,780)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.21		$(2.41)	$0.34		$(2.19)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.21		$(2.41)	$0.34		$(2.19)
DIVIDENDS PER COMMON SHARE	$0.00		$0.065	$0.00		$0.13
See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30

	2009	2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$1,841,699	$(9,524,780)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Provision for loan losses	932,235	752,542
Depreciation	310,483	283,280
Stock-based compensation expense	---	6,826
Amortization of premium and accretion
of discount on securities, net	2	188
Securities impairment	---	11,053,341
Increase(decrease) in net deferred loan fees	85,475	(70,432)
(Decrease) in deferred income taxes	(1,266,085)	(94,464)
Decrease in other assets	598,219	997,433
(Decrease) in other liabilities	(1,621,776)	(707,520)

Net cash provided by operating activities	880,252	2,696,414

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	200,000	1,700,000
Purchase of held to maturity securities Proceeds from sale of available for sale securities	(500,00042,499)	(1,600,000---)
Net increase in loans	(23,980,262)	(22,502,194)
Purchases of property and equipment	(667,408)	(748,523)
(Purchase) of FHLB stock	(945,000)	(270,000)
(Increase) in repossessed assets and real estate owned	(1,239,228)	(1,519,683)

Net cash absorbed by investing activities	(27,089,399)	(24,940,400)

FINANCING ACTIVITIES
Dividends paid	(316,076)	(565,813)
Net increase in deposits	23,459,232	859,800
Proceeds from advances and other borrowed money	5,108,773	8,175,836
Proceeds from issuance of common stock	---	169,501

Net cash provided by financing activities	28,251,929	8,639,324

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,042,782	(13,604,662)

CASH AND CASH EQUIVALENTS – beginning of period	2,482,182	15,998,041

CASH AND CASH EQUIVALENTS – end of period	$4,524,964	$2,393,379

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the year ended March 31, 2009.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

Subsequent events have been evaluated through November 12, 2009, the same date on which these financial statements were issued.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock options granted and no stock-based compensation expense was recognized during the three and six month periods ended September  30, 2009 and September 30, 2008.

The following summarizes the stock option activity for the three months ended September 30, 2009:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2009	380,200	$8.41
Granted	---	---
Exercised	---	---
Forfeited	(43,000)	6.36
Options outstanding, September 30, 2009	337,200	$8.55	4.1
Options exercisable, September 30, 2009	337,200	$8.55	4.1	0

There were no options exercised during the six months ended September 30, 2009.

NOTE 3. - EARNINGS PER SHARE

Basic earnings per share is based on net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans and warrants. Diluted earnings per share is computed by dividing net income available to common stockholders  by the weighted average number of common shares and common share equivalents outstanding. Basic and diluted earnings per share are computed in the following table.

	For the Three Months Ended

	September 30, 2009			September 30, 2008

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings (loss) per share:

Income (loss) available to common stockholders	$933,920	4,361,658	$0.21	$(10,490,196)	4,357,684	$(2.41)
Diluted earnings (loss) per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$933,920	4,361,658	$0.21	$(10,490,196)	4,357,684	$(2.41)

During the quarter ended September 30, 2009, 337,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2008, 380,200 stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended

	September 30, 2009			September 30, 2008

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings(loss) per share:

Income (loss) available to common stockholders	$1,465,305	4,361,658	$0.34	$(9,524,780)	4,350,192	$(2.19)
Diluted earnings (loss) per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$1,465,305	4,361,658	$0.34	$(9,524,780)	4,350,192	$(2.19)

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2009:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$8,105,000	1.50%	$45,163,000	8.36%	$37,058,000
Core Capital	21,614,000	4.00	45,163,000	8.26	23,549,000
Risk-based Capital	37,399,000	8.00	49,345,000	10.56	11,946,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2009 and 2008 was $6,220,251 and $7,358,584, respectively. Total income taxes paid for the six months ended September 30, 2009 and 2008 was $1,358,708 and $1,003,776.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. The following table sets forth the components of comprehensive income for the three-month periods ended September 30, 2009 and 2008:

	Six months Ended September 30

	2009	2008

Net Income (loss)	$1,841,699	$(9,524,780)

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) on available for sale securities arising during the period, net of deferred tax of $829,636	---	(9,699,725)
Adjustments for realized securities losses, net of tax of $0	---	11,053,341
Total other comprehensive income (loss), net of tax	---	1,353,616

Total comprehensive income (loss)	$1,841,699	$(8,171,164)

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	September 30

	2009	2008

Service cost	$84,954	$87,669
Interest cost	58,964	53,010
Expected return on plan assets	(61,538)	(64,175)
Recognized net actuarial loss	4,984	4,888

	$87,364	$81,392

	Six Months Ended
	September 30

	2009	2008

Service cost	$169,908	$175,338
Interest cost	117,928	106,020
Expected return on plan assets	(123,076)	(128,350)
Recognized net actuarial loss	9,968	9,776

	$174,728	$168,128

As disclosed in the Company’s Form 10-K for the year ended March 31, 2009, a contribution of $450,000 to its pension plan is expected during the current fiscal year. As of September 30, 2009, no contributions have been made. The Company anticipates making all required contributions prior to March 31, 2010.

NOTE 8. – SECURITIES

At September 30, 2009, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008 and an additional OTTI charge of $482,000 in the December 31, 2008 quarter. The Company recorded a tax related benefit of $4,384,000 for the two OTTI non-cash charges for the quarter ended December 31, 2008. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2009.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the investments or it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

NOTE 9 - FAIR VALUE MEASUREMENTS

Generally accepted accounting principles, define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$196,497	$-	$196,497	$-

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Generally accepted accounting principles apply to loans measured for impairment using  practical expedients, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans net of valuation allowance	$8,266,852	$-	$-	$8,266,852

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell.

The following table summarizes the Corporation’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Other real estate	$2,639,420	$-	$-	$2,639,420

The accounting standard excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Corporation’s investment in Federal Home loan Bank (“FHLB”) stock totaled $6.2 million at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other temporarily impaired at September 30, 2009 and no impairment has been recognized.

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

September 30, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009		March 31, 2009
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,525	$4,525	$2,482	$2,482
Securities	1,696	1,697	1,907	1,919
Federal Home Loan Bank stock, restricted	6,184	6,184	5,239	5,239
Loans, net	500,435	511,891	476,950	487,788
Accrued interest receivable	2,033	2,033	1,976	1,976
Financial liabilities
Deposits	$388,965	$395,025	$365,506	$373,896
Borrowings	100,625	101,147	95,000	95,164
Securities sold under agreements to repurchase	959	959	1,476	1,476
Accrued interest payable	143	143	1,894	1,894

10.  Loans Receivable, Net

Loans receivable are summarized as follows:

	September 30, 2009	March 31, 2009

Residential real estate	$143,300,045	$140,063,979
Commercial real estate	164,847,170	154,781,353
Construction	67,146,243	62,887,605
Commercial business	55,341,704	53,436,237
Consumer	91,777,426	85,968,679
	522,412,588	497,137,853
Less:
Loans in process	16,410,723	15,221,797
Deferred loan (costs), net	(911,335)	(990,170)
Allowance for loan losses	6,478,554	5,955,847
	21,977,942	20,187,474
	$500,434,646	$476,950,379

Loans serviced for others amounted to approximately $249,129 at September 30, 2009, and $294,357 at March 31, 2009.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Six Months Ended September 30, 2009	Year Ended March 31, 2009

Balance at beginning of year	$5,955,847	$3,214,771
Provision for loan loss	932,235	4,285,389
Loans charged-off	(474,024)	(1,682,067)
Recoveries of loans previously charged-off	64,495	137,755
Balance at end of period	$6,478,554	$5,955,847

Impaired loans with a valuation allowance of $2,285,973 totaled $10,515,649 at September 30, 2009 and impaired loans of $9,792,151 had a valuation allowance of $1,873,646 at March 31, 2009.

Impaired loans without a valuation allowance totaled $0 and $28,598 as of September 30, 2009, and March 31, 2009, respectively.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $12,875,207 at September 30, 2009 and $3,050,662 at March 31, 2009.  If interest on nonaccrual loans had been accrued, such income would have approximately $544,689 for the six months ended September 30, 2009 and $222,629 for the year ended March 31, 2009.

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

Net income for the six months ended September 30, 2009 increased $11,366,000 to $1,842,000 compared to ($9,525,000) for the six months ended September 30, 2008.  Net income for the six months increased due primarily to the absence of an Other Than Temporary Impairment (OTTI) adjustment in the current period compared to an OTTI adjustment on our FHLMC and FNMA Available for Sale securities of $11,053,000 during the September 30, 2008 quarter, and a net interest income increase of $1.6 million, or 19.35%, partially offset by an increase in noninterest expense resulting from higher expenses associated with compensation and federal deposit insurance premiums. Net income for the six months ended September 30, 2008 excluding the OTTI would have been $1,528,000. Net income for the quarter ended September 30, 2009 increased $11,424,000 to $1,122,000 compared to ($10,490,000) for the quarter ended September 30, 2008.  Net income for the quarter increased due primarily to the absence of an Other Than Temporary Impairment (OTTI) adjustment in the current period compared to an OTTI adjustment on our FHLMC and FNMA Available for Sale securities of $11,053,000 during the September 30, 2008 quarter, and a net interest income increase of $1.1 million, or 27.40%, partially offset by an increase in noninterest expense resulting from higher expenses associated with compensation and federal deposit insurance premiums. Net income for the quarter ended September 30, 2008 excluding the OTTI would have been $563,000.

Net interest income for the quarter ended September 30, 2009 increased $1.1 million, or 27.4%, to $5.1 million compared to the quarter ended September 30, 2008. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factors contributing to the increase in net interest income for the quarter ended September 30, 2009 was the growth in interest-earning assets, primarily loans, and lower rates on interest-bearing liabilities. The increase in net interest income for the current quarter was limited due to the elimination of dividends on the Freddie Mac and Fannie Mae preferred stock and Federal Home Loan Bank common stock owned by the Bank. We purchased $500,000 in investment securities during the three months ended September 30, 2009 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $364.7 million in adjustable rate loans, or 74.2% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. Deposits were up due to increases in interest and non-interest-bearing transaction accounts, time deposits and borrowed money.  Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. Due to relative pricing advantages, we have utilized brokered deposits and increased borrowings during the September 30, 2009 quarter. During the September 30, 2009 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

Growth in our loan portfolio so far this fiscal year has exceeded our expectations. Growth in the Bank's loan portfolio for the September 30, 2009 quarter was primarily in commercial real estate, residential first mortgages and home equity loans and lines, construction and commercial business loans. We expect to focus our future loan growth primarily in the commercial real estate arena and to slow or moderate our construction loan growth due to a slower economy and underwriting changes to limit funding of speculative construction.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At September 30, 2009, our assets totaled $541.2 million, including net loans receivable of $500.4 million, compared to total assets of $512.7 million, including net loans receivable of $477.0 million, at March 31, 2009.  Commercial real estate loans were $164.8 million or 31.6%, residential first mortgage loans were $143.3 million or 27.4%, construction loans totaled $67.1 million or 12.9%, commercial business loans were $55.3 or 10.6%, and home equity loans and lines were $46.2 million or 8.8% of our total loan portfolio at September 30, 2009 compared to Commercial real estate loans of $154.8 or 31.1%, residential first mortgage loans of $140.1 or 28.2%, construction loans of $62.9 million or 12.7%, commercial business loans were $53.4 million or 10.8%, and home equity loans and lines of $41.7 million or 8.4% at March 31, 2009.

At September 30, 2009, non-performing assets totaled approximately $15.5 million or 2.87% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Our allowance for loan losses to non-performing assets was 41.8% and to total loans was 1.28% at September 30, 2009 compared to 66.43% and 1.25%, respectively at March 31, 2009.  The increase in nonperforming assets consisted of $5.3 million of nonaccrual loans, which included residential permanent and construction loans, and commercial real estate, and $1.2 million of real estate owned and repossessed assets. Due primarily to the slowing economy, we expect an increase in non-performing assets in the future. Charge-offs of $474,000 during the six month period was primarily related to residential land lots and repossessed vehicles.

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

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced stable to moderate declines in real estate values in our market areas. The Company has experienced increases in delinquencies for the 2010 fiscal year. Delinquencies have increased from 3.43% at March 31, 2009 to 4.65% at September 30, 2009. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Other financial institutions have experienced decreased access to deposits or borrowings.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The Company made application to the Treasury Department to participate in this program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the December 31, 2008 quarter.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are repayable at any time by the company at 100% of the issue price, subject to the approval of the Company’s federal regulator.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  We expect to participate only in the program that provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Under that program, we will pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  At September 30, 2009, we had $4.7 million in such accounts in excess of $250,000.

The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  EESA, TARP and the FDIC’s regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on generally accepted accounting principles which require that losses be accrued when they are probable of occurring and estimable and that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL CONDITION

The Company's total assets increased $28.5 million to $541.2 million at September 30, 2009 from $512.7 million at March 31, 2009 due to increases in loans receivable of $23.5 million, cash of $2.0 million, real estate owned of $1.2 million and Federal Home Loan Bank Stock of $945,000. The increase in loans was funded with increases in savings and interest bearing deposits of $14.5 million, non-interest bearing deposits of $3.2 million, increases in FHLB advances and borrowings of $5.1 million and increases in time deposits of $5.7 million at September 30, 2009 from March 31, 2009. FHLB advances increased by $6.0 million and other borrowings decreased by $891,000.  Stockholders’ equity increased $1.6 million to $47.9 million at September 30, 2009, from $46.3 million at March 31, 2009, due to income for the six months ended September 30, 2009 of $1.8 million partially offset by cash dividend payments.

At September 30, 2009, non-performing assets totaled approximately $15.5 million or 2.87% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Non-performing assets at September 30, 2009 were comprised of repossessed assets of $2.6 million and non accrual loans of $12.9 million. Included in the total non-performing assets at September 30, 2009, was one relationship of approximately $4.5 million which includes $3.3 million of raw land. At September 30, 2009, our allowance for loan losses to non-performing assets was 41.8% and to total loans was 1.28% compared to 66.43% and 1.25%, respectively at March 31, 2009. At September 30, 2009, the percentage of delinquent loans to total loans was 4.65% compared to 3.43% at March 31, 2009. Our allowance for loan losses to total loans remained relatively unchanged at September 30, 2009 compared to March 31, 2009 because no significant additional specific allowances were considered warranted at September 30, 2009 on the Bank’s nonperforming assets and due to the growth in our loan portfolio. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

As of September 30, 2009, there were also $10.0 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied residential real estate loans. No individual loan in this category has a balance that exceeds $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2009, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.3%.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of September 30, 2009, the total amount of borrowing available under the FHLB line of credit was approximately $130.0 million. At September 30, 2009, principal obligations to the FHLB consisted of $80,000,000 in floating-rate, overnight borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits. The Company had a loan with a bank in the amount of $625,000 at September 30, 2009.

At September 30, 2009, we had commitments to purchase or originate $21.4 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $236.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At September 30, 2009, we had brokered or internet time deposits of $19.6 million.

The Bank’s regulatory capital changed from “adequately capitalized” at September 30, 2008 to “well capitalized” at September 30, 2009 due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are repayable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s federal regulator.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008.

General.  Net income for the three months ended September 30, 2009 increased $11.6 million or 110.7% to $1.1 million from ($10.5) million for the three months ended September 30, 2008. Net interest income increased $1.1 million, the provision for loan losses increased 51,000, non-interest income increased $11.2 million and non-interest expense increased $279,000 during the three months ended September 30, 2009 compared to the same period in 2008. Return on equity for the three months ended September 30, 2009 was 9.47% compared to (30.41)% for the three month period ended September 30, 2008. Return on assets was .84% for quarter ended September 30, 2009 compared to (2.13)% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $175,000 to $7.2 million for the three months ended September 30, 2009, from $7.4 million for the three months ended September 30, 2008, due to lower yields partially offset by higher average loan balances.  Investment securities income decreased by $21,000 due to lower average balances as a result of calls and maturities on securities. Other interest income decreased by $84,000 due to elimination of dividends on Fannie Mae and FHLB stocks.  The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 5.68% for the three months ended September 30, 2009 compared to 6.18% for the three months ended September 30, 2008.

Interest Expense.  Total interest expense decreased by $1.3 million to $2.0 million for the quarter ended September 30, 2009, from $3.3 million for the quarter ended September 30, 2008. Interest on deposits decreased by $842,000 to $1.8 million for the quarter ended September 30, 2009 from $2.6 million for the quarter ended September 30, 2008 due to a decrease in the average rate paid, partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $439,000 to $252,000 for the quarter ended September 30, 2009 compared to $691,000 for the quarter ended September 30, 2008. A decrease in the average rate paid on borrowings from 2.63% to 0.92% offset by an increase in the average balance of borrowings from $104.5 million for the September 30, 2008 quarter to $109.1 million for the September 30, 2009 quarter accounted for the decrease. The average rate paid on interest-bearing liabilities was 1.67% during the three months ended September 30, 2009 compared to 2.89% for the three months ended September 30, 2008.

Provision for Loan Losses.  The provision for loan losses increased $51,000 to $651,000 for the three months ended September 30, 2009, from $600,000 for the three months ended September 30, 2008. Charge-offs of $247,000 during the six month period was primarily related to residential land lots and repossessed vehicles. The amount of the provision for loan losses for the quarter ended September 30, 2009 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At September 30, 2009, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income increased by $11.2 million to $998,000 for the three months ended September 30, 2009, from ($10.2) million for the three months ended September 30, 2008 due primarily to the absence of the Other Than Temporary Impairment charge on our FHLMC and FNMA available for sale securities of $11,053,000 that occurred during the quarter ended September 30, 2008. Service charges, fees and commissions increased due to an increase in secondary mortgage fee income and deposit transaction account fees.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense increased by $279,000 to $3.7 million for the three months ended September 30, 2009 compared to the same period last year. The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, increased federal deposit insurance premiums, and loan collection expenses.  The increase in loan collection expense is related to the increase in non-performing assets and the efforts to collect and/or dispose of these assets.

Federal deposit insurance premiums during the three months ended September 30, 2009 totaled $177,000, compared to $99,000 for the same period in 2008. Under FDIC’s current risk-based assessment rules, assessment rates range from 7 to 77.5 basis points. Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the Deposit Insurance Fund (“DIF”) to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

Taxes.  Taxes increased by $366,000 to $655,000 for the three months ended September 30, 2009, from a $289,000 tax provision for the three months ended September 30, 2008. The effective tax rate increased from 33.9% for the June 30, 2008 quarter to 36.9% for the September 30, 2009 quarter due to the decrease in tax preference income.

Six Months Ended September 30, 2009 and 2008.

General.  Net income (loss) for the six months ended September 30, 2009 increased $11.4 million to $1.8 million from ($9,525,000) for the six months ended September 30, 2008.  Net income for the six months increased due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA Available for Sale securities of $11,053,000 in the September 30, 2008 quarter, an increase in net interest income and was offset by increases in noninterest expense resulting from higher expenses associated with compensation and federal deposit insurance premiums. Return on equity for the six months ended September 30, 2009 was 7.78% compared to (48.53)% for the six month period ended September 30, 2008. Return on assets was ..70% for six months ended September 30, 2009 compared to (3.88)% for the same period in the previous fiscal year.
Interest Income.  Total interest income decreased by $756,000 or 5.1% to $14.1 million for the six months ended September 30, 2009, from $14.8 million for the six months ended September 30, 2008 due to a decrease in loan yields, a decrease in average investment security balances, the elimination of FHLMC common and preferred stock dividends and a lower dividend rate on the FHLB stock offset by an increase in average loan balances. The yield on loans and securities decreased from 6.31% to 5.70% for the same periods.

Interest Expense.  Total interest expense decreased by $2.3 million or 34.1% to $4.5 million for the six months ended September 30, 2009, from $6.8 million for the six months ended September 30, 2008. Interest on deposits decreased to $4.0 million for the six months ended September 30, 2009, from $5.5 million for the same period last year due to a decrease in the average rate paid on deposit balances partially offset by an increase in the average deposit balances. The rate paid on deposits decreased from 3.14% for the six months ended September 30, 2008 to 2.15% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $500,000 for the six months ended September 30, 2009 from $1.3 million for the six months ended September 30, 2008 due to a decrease in the average rate on borrowing balances offset by an increase in the average outstanding balance on borrowings. The average balance on borrowings increased from $97.1 million for the six months ended September 30, 2008 to $108.9 million for the six months ended September 30, 2009. The average rate paid on borrowings decreased from 2.65% for the six months ended September 30, 2008 to .92% for the six month period ended September 30, 2009.

Provision for Loan Losses.  The provision for loan losses increased to $932,000 for the six months ended September 30, 2009 from $753,000 for the months ended September 30, 2008 based on managements’ review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income (loss) increased by $11.3 million to $1.9 million for the six months ended September 30, 2009, from ($9.4) million for the six months ended September 30, 2008 due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA available for sale securities of $11.1 million in the prior period.

Noninterest Expenses.  Noninterest expenses increased $968,000 for the six months ended September 30, 2009, compared to the same period last year.  The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases, increased federal deposit insurance premiums, and loan collection expenses.

Taxes.  Taxes increased to $1.1 million for the six months ended September 30, 2009, from $771,000 for the six months ended September 30, 2008. The effective tax rate increased to 37.9% for the September 30, 2008 period from 33.5% for the same period ended September 30, 2008.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2009.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations).  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company adopted FSP FAS 157-4 for interim and annual periods after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP FAS 107-4 and APB 28-1 for interim and annual periods after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities).  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company adopted FSP FAS 115-2 and FAS 124-2 for interim and annual periods after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its (consolidated) financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing).  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods beginning after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles).  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (ASC) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt).  EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

Many of these forward-looking statements appear in this document in Management's Discussion and Analysis. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

•
the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets and a reduction in the value of the collateral securing our loans;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the accuracy of our estimates in evaluating our allowance for loan losses or determining the fair value of our securities;

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

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2009, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on July 29, 2009. The following directors were elected for a three year term at the meeting: James R. Cooke, Jr. D.D. S., P. Douglas Richard and Morgan N. Trimyer.  Norman C. Smiley III was elected for a one year term. The following directors’ term of office continued after the meeting: Dale C. Smith, Charles W. Fairchilds and Charles F. Andersen.

At the annual meeting the following directors were elected.

	For	Withheld
James R. Cooke, Jr. D.D. S	3,627,960	122,679
P. Douglas Richard	3,631,011	119,628
Morgan N. Trimyer	3,644,206	106,433
Norman C. Smiley III	3,644,206	106,433

An advisory (nonbinding) executive compensation resolution was approved at the annual meeting.

	For	Against	Withheld

Executive Compensation resolution	3,423,882	116,632	206,026

Item 5.  Other Information

      Not Applicable.

Item 6.  Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: November 12, 2009	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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