Form 10-Q
period 2009-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2010-02-12
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 2009.
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
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on February 10, 2010:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,720,647 and $512,258)	$ 5,395,942	$ 2,482,182
Securities
Held to maturity	1,500,000	1,700,010
Available for sale, at fair value	164,347	207,347
Restricted investment in Federal Home Loan Bank stock, at cost	6,183,600	5,238,600
Loans receivable, net of allowance for loan losses of $7,108,827 and $5,955,847	496,655,689	476,950,379
Real estate owned and repossessed assets	2,535,188	1,400,192
Property and equipment, net	8,817,927	8,351,679
Accrued interest receivable
Loans	2,011,241	1,973,676
Investments	17,997	2,799
Prepaid expenses and other assets	17,652,089	14,416,972
Total Assets	$540,934,020	$512,723,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$402,133,152	$365,505,504
Borrowings	86,500,000	95,000,000
Securities sold under agreement to repurchase	845,780	1,475,594
Advance payments by borrowers for taxes and insurance	138,741	179,575
Other liabilities	2,780,659	4,226,600

Total Liabilities	492,398,332	466,387,273

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred	(478,496)	(568,973)
Additional paid in capital	5,569,558	5,569,558
Retained earnings	30,529,087	28,420,439
Accumulated other comprehensive (loss)	(374,231)	(374,231)
Total Stockholders’ Equity	48,535,688	46,336,563

Total Liabilities and Stockholders’ Equity	$540,934,020	$512,723,836

See accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,921,988	$7,001,975	$20,896,873	$21,340,801
Investment securities	11,663	29,005	36,789	96,025
Other	51,452	21,816	117,300	437,999
Total interest income	6,985,103	7,052,796	21,050,962	21,874,825

INTEREST EXPENSE
Deposits	1,672,258	2,581,964	5,642,388	8,075,755
Borrowed money	223,602	429,895	723,469	1,717,759
Total interest expense	1,895,860	3,011,858	6,365,857	9,793,514

NET INTEREST INCOME	5,089,243	4,040,938	14,685,105	12,081,311

PROVISION FOR LOAN LOSSES	1,367,160	893,684	2,299,395	1,646,225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,722,083	3,147,254	12,385,710	10,435,086

NONINTEREST INCOME (LOSS)
Service charges, fees and commissions	888,471	799,919	2,605,504	2,297,656
Other	142,632	97,460	368,060	288,309
Net other-than-temporary impairment losses	---	(482,368)	---	(11,535,709)
Total noninterest income (loss)	1,031,103	415,011	2,973,564	(8,949,744)

NONINTEREST EXPENSE
Compensation & benefits	1,838,999	2,061,308	6,297,693	5,990,212
Occupancy	430,526	392,023	1,232,948	1,128,087
Data processing	346,424	359,482	1,131,612	1,053,513
Federal insurance premium	164,874	57,798	619,282	227,643
Advertising	137,575	135,840	365,988	343,364
Other	525,487	520,128	1,440,380	1,460,156
Total noninterest expense	3,443,885	3,526,579	11,087,903	10,202,975

INCOME (LOSS) BEFORE TAXES	1,309,301	35,686	4,271,371	(8,717,633)

INCOME TAXES	477,763	(4,203,338)	1,598,134	(3,431,877)

NET INCOME (LOSS)	$831,538	$4,239,024	$2,673,237	$(5,285,756)

Effective Dividend on Preferred Stock	188,197	4,021	564,590	4,021
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$ 643,341	$4,235,003	$2,108,647	$(5,289,777)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.15	$0.97	$0.48	$(1.21)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.15	$0.97	$0.48	$(1.21)
DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.00	$ 0.13

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31

	2009	2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$2,673,237	$(5,285,756)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Provision for loan losses	2,299,395	1,646,225
Depreciation	459,776	434,304
Stock-based compensation expense	---	6,826
Amortization of premium and accretion
of discount on securities, net	10	197
Net other-than-temporary impairment losses	---	11,535,709
Increase in net deferred loan fees	150,086	151,789
Deferred income tax benefit	(500,858)	(4,522,992)
(Increase)decrease in other assets	(3,235,117)	96,048
(Decrease) in other liabilities	(945,083)	(4,153)

Net cash provided by operating activities	901,446	4,058,197

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	500,000	2,790,000
Purchase of held to maturity securities	(300,000)	(2,100,000)
Proceeds from sale of available for sale securities	102,197)	---
Net increase in loans	(21,816,881)	(33,391,277)
Purchases of property and equipment	(916,726)	(887,641)
(Purchase) of FHLB stock	(945,000)	(180,000)
(Increase) in repossessed assets and real estate owned	(1,134,996)	(1,118,394)

Net cash absorbed by investing activities	(25,011,406)	(34,887,312)

FINANCING ACTIVITIES
Dividends paid	(474,114)	(565,813)
Net increase in deposits	36,627,648	6,672,278
(Repayment) proceeds from advances and other borrowed money	(9,129,814)	1,994,341
Proceeds from issuance of common stock	---	169,501
Proceeds from issuance of preferred stock	---	12,643,000

Net cash provided by financing activities	27,023,720	20,913,307

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,913,760	(9,915,808)

CASH AND CASH EQUIVALENTS – beginning of period	2,482,182	15,998,041

CASH AND CASH EQUIVALENTS – end of period	$ 5,395,942	$ 6,082,233

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the year ended March 31, 2009.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

Subsequent events have been evaluated through February 12, 2009, the same date on which these financial statements were issued.

NOTE 2. - STOCK-BASED COMPENSATION PLAN

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock options granted and no stock-based compensation expense was recognized during the three and nine month periods ended  December 31, 2008 and 2009.

The following summarizes the stock option activity for the three months ended December 31, 2009:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2009	380,200	$8.41
Granted	---	---
Exercised	---	---
Forfeited	(43,000)	6.36
Options outstanding, December 31, 2009	337,200	$8.55	3.6
Options exercisable, December 31, 2009	337,200	$8.55	3.6	0

There were no options exercised during the nine months ended December 31, 2009.

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

	For the Three Months Ended

	December 31, 2009			December 31, 2008

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income available to common stockholders	$643,341	4,361,658	$0.15	$4,235,003	4,361,658	$0.97
Diluted earnings per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	4,100

Income available to common stockholders	$643,341	4,361,658	$0.15	$4,235,003	4,365,758	$0.97

During the quarter ended December 31, 2009, 337,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31, 2008, 292,000 stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended

	December 31, 2009			December 31, 2008

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings(loss) per share:

Income (loss) available to common stockholders	$2,108,647	4,361,658	$0.48	$(5,289,777)	4,354,028	$(1.21)
Diluted earnings (loss) per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$2,108,647	4,361,658	$0.48	$(5,289,777)	4,354,028	$(1.21)

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2009:

	Amount Required	Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$ 8,116,000	1.50%	$46,581,000	8.61%	$38,465,000
Core Capital	21,643,000	4.00	46,581,000	8.61	24,938,000
Risk-based Capital	37,164,000	8.00	50,764,000	10.93	13,600,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law. Issuance of preferred stock under the TARP Capital Purchase Plan restricts the Company from increasing its dividend distribution to stockholders without approval from the OTS.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2009 and 2008 was $8,096,977 and $10,478,874, respectively. Total income taxes paid for the nine months ended December 31, 2009 and 2008 was $2,005,751 and $1,474,213.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. The following table sets forth the components of comprehensive income for the nine-month periods ended December 31, 2009 and 2008:

	Nine months Ended December 31

	2009	2008

Net Income (loss)	$2,673,237	($5,285,756)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period, net of deferred tax of $3,553,934	---	(5,798,524)
Adjustments for realized securities losses, net of tax of $4,383,569	---	7,152,140
Total other comprehensive income (loss), net of tax	---	(1,353,616)

Total comprehensive income (loss)	$2,673,237	($3,932,140)

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	December 31

	2009	2008

Service cost	$ 84,954	$ 87,669
Interest cost	58,964	53,010
Expected return on plan assets	(61,538)	(64,175)
Recognized net actuarial loss	4,984	4,888

	$ 87,364	$ 81,392

	Nine Months Ended
	December 31

	2009	2008

Service cost	$ 254,862	$ 263,007
Interest cost	176,892	159,030
Expected return on plan assets	(184,614)	(192,525)
Recognized net actuarial loss	14,952	14,664

	$ 262,092	$ 244,176

The Company anticipates making a contribution of $450,000 for the fiscal year ended March 31, 2010 during the June 30, 2010 quarter. As of December 31, 2009, no contributions have been made. The Company anticipates making all required contributions prior to June 30, 2010.

NOTE 8. – SECURITIES

Due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008 and an additional OTTI charge of $482,000 in the December 31, 2008 quarter. The Company recorded a tax related benefit of $4,384,000 for the two OTTI non-cash charges for the quarter ended December 31, 2008. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2014.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$164,347	$-	$164,347	$-

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

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans net of
valuation allowance	$7,102,694	$-	$-	$7,102,694

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell.

The following table summarizes the Corporation’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Other real estate	$2,535,188	$-	$-	$2,535,188

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Corporation’s investment in Federal Home loan Bank stock totaled $6.2 million at December 31, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB’s or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other than temporarily impaired at December 31, 2009 and no impairment has been recognized.

Loans receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to four-family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 5,396	$ 5,396	$ 2,482	$ 2,482
Securities	1,664	1,668	1,907	1,919
Federal Home Loan Bank stock, restricted	6,184	6,184	5,239	5,239
Loans, net	496,656	506,900	476,950	487,788
Accrued interest receivable	2,029	2,029	1,976	1,976
Financial liabilities
Deposits	$402,133	$405,431	$365,506	$373,896
Borrowings	86,500	86,704	95,000	95,164
Securities sold under agreements to repurchase	846	846	1,476	1,476
Accrued interest payable	164	164	1,894	1,894

Note 10 Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31, 2009	March 31, 2009

Residential real estate	$141,313,836	$140,063,979
Commercial real estate	165,935,994	154,781,353
Construction	74,968,783	62,887,605
Commercial business	52,528,497	53,436,237
Consumer	91,490,920	85,968,679
	526,238,030	497,137,853
Less:
Loans in process	23,357,661	15,221,797
Deferred loan (costs), net	(884,147)	(990,170)
Allowance for loan losses	7,108,827	5,955,847
	29,582,341	20,187,474
	$496,655,689	$476,950,379

Loans serviced for others amounted to approximately $242,688 at December 31, 2009, and $294,357 at
March 31, 2009.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Nine Months Ended December 31, 2009	Year Ended March 31, 2009

Balance at beginning of year	$5,955,847	$3,214,771
Provision for loan loss	2,299,395	4,285,389
Loans charged-off	(1,267,052)	(1,682,067)
Recoveries of loans previously charged-off	120,637	137,754
Balance at end of period	$7,108,827	$5,955,847

Impaired loans with a valuation allowance of $2,782,469 totaled $9,201,366 at December 31, 2009 and impaired loans of $9,792,151 had a valuation allowance of $1,873,646 at March 31, 2009.

Impaired loans without a valuation allowance totaled $0 and $28,598 as of December 31, 2009, and March 31, 2009, respectively.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $3,800,559 at December 31, 2009 and $3,050,662 at March 31, 2009.  If interest on nonaccrual loans had been accrued, such income would have approximately $575,377 for the nine months ended December 31, 2009 and $222,629 for the year ended March 31, 2009.

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

Net income for the nine months ended December 31, 2009 increased $7,959,000 to $2,673,000 compared to ($5,286,000) for the nine months ended December 31, 2008.  Net income for the nine months increased due primarily to the absence of an Other Than Temporary Impairment (OTTI) adjustment in the current period compared to an OTTI adjustment on our FHLMC and FNMA Available for Sale securities of $11,535,000, a tax benefit of $4,384,000 related to the (OTTI) adjustment, and a net interest income increase of $2.6 million, or 21.6%, partially offset by increases in the provision for loan losses and in noninterest expense resulting from higher expenses associated with compensation and federal deposit insurance premiums. Net income for the nine months ended December 31, 2008 excluding the OTTI would have been $1,865,000. Net income for the quarter ended December 31, 2009 decreased $3,408,000 to $832,000 compared to $4,239,000 for the quarter ended December 31, 2008.  Net income for the quarter ending December 31, 2009 decreased due primarily to the absence of the tax benefit of $4,384,000 for the Other Than Temporary Impairment (OTTI) charge on our Freddie Mac and Fannie Mae Available for Sale securities of $11,053,000 recognized in September 2008 and $482,000 in December 2008, partially offset by a net interest income increase of $1.0 million, or 25.9%.  Net income for the quarter ended December 31, 2008 excluding the OTTI would have been $337,000.

Net interest income for the quarter ended December 31, 2009 increased $1.0 million, or 25.9%, to $5.1 million compared to the quarter ended December 31, 2008. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factors contributing to the increase in net interest income for the quarter ended December 31, 2009 was the growth in interest-earning assets, primarily loans, and lower rates paid on interest-bearing liabilities. The increase in net interest income for the current quarter was limited due to the elimination of dividends on the Freddie Mac and Fannie Mae preferred stock and Federal Home Loan Bank common stock owned by the Bank. We did not purchase any investment securities during the three months ended December 31, 2009 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $359.9 million in adjustable rate loans, or 73.8% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as well as limitations on interest rate adjustments on certain adjustable rate loans.

Funding for the growth in interest-earning assets combined with a falling interest rate environment has impacted the composition of our interest-bearing liabilities. Deposits were up due to increases in interest transaction accounts and time deposits.  Management plans to remain competitive in our deposit pricing and anticipates that deposit growth will be the primary source of funding for asset growth during the remainder of the current fiscal year. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the December 31, 2009 quarter. During the December 31, 2009 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased by $3.8 million from September 30, 2009 to December 31, 2009. This decrease was primarily in residential first mortgages, commercial business loans and construction loans. We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At December 31, 2009, our assets totaled $540.9 million, including net loans receivable of $496.7 million, compared to total assets of $512.7 million, including net loans receivable of $477.0 million, at March 31, 2009.  Commercial real estate loans were $165.9 million or 31.5%, residential first mortgage loans were $141.3 million or 26.9%, construction loans totaled $75.0 million or 14.2%, commercial business loans were $52.5 or 10.0%, and home equity loans and lines were $47.0 million or 8.9% of our total loan portfolio at December 31, 2009 compared to commercial real estate loans of $154.8 or 31.1%, residential first mortgage loans of $140.1 or 28.2%, construction loans of $62.9 million or 12.7%, commercial business loans were $53.4 million or 10.8%, and home equity loans and lines of $41.7 million or 8.4% at March 31, 2009.

At December 31, 2009, non-performing assets totaled approximately $15.6 million or 2.89% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Our allowance for loan losses to non-performing assets was 45.57% and to total loans was 1.41% at December 31, 2009 compared to 66.43% and 1.23%, respectively at March 31, 2009.  The increase in nonperforming assets consisted of $5.5 million of nonaccrual loans, which included residential permanent and construction loans, and commercial real estate, and $1.1 million of real estate owned and repossessed assets. Due primarily to the slowing economy, we expect an increase in non-performing assets in the future. Charge-offs of $1,267,000 during the nine month period was primarily related to construction loans, residential land lots and repossessed vehicles.

During our fiscal year 2009, we evaluated the benefits of the increased yields on our credit card portfolio compared to the higher risk and operating costs related to maintaining and servicing an unsecured credit card portfolio. We believed that offering a credit card product was important to our existing customer base and for obtaining new customers. As a result of this evaluation, we entered into an agent-bank relationship with an unaffiliated non-bank pursuant to which our customers can obtain credit cards with the Community Bank brand and for which we earn commissions for new accounts and a percentage of interchange fees, but for which we incur no liability or credit risk. At the same time, we sold our existing credit card portfolio to that unaffiliated organization. During the June 30, 2008 quarter, we sold our credit card portfolio with an approximate loan balance of $500,000, which resulted in a gain of $37,000.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced stable to moderate declines in real estate values in our market areas. The Company has experienced increases in delinquencies for the 2010 fiscal year. Delinquencies have increased from 3.43% at March 31, 2009 to 5.84% at December 31, 2009. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Other financial institutions have experienced decreased access to deposits or borrowings.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Department of the Treasury (“Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (”TARP”).  The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury purchased debt or equity securities from participating institutions.  The Company made application to the Treasury Department to participate in this program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the December 31, 2008 quarter.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are repayable at any time by the company at 100% of the issue price, subject to the approval of the Company’s federal regulator.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented a temporary program to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio.  Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other factors which deserve current recognition in estimating future loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations.  Subsequent recoveries, if any, are credited to the allowance.  Loans are charged-off partially or wholly at the time management determines collectability is not probable.  Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Company's regulators.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

FINANCIAL CONDITION

The Company's total assets increased $28.2 million to $540.9 million at December 31, 2009 from $512.7 million at March 31, 2009 due to increases in loans receivable of $19.7 million, cash of $2.9 million, real estate owned of $1.1 million and Federal Home Loan Bank Stock of $945,000. The increase in loans was funded with increases in savings and interest bearing deposits of $15.3 million, non-interest bearing deposits of $3.0 million, and increases in time deposits of $18.4 million at December 31, 2009 from March 31, 2009. FHLB advances decreased by $8.5 million and other borrowings decreased by $630,000.  Stockholders’ equity increased $2.2 million to $48.5 million at December 31, 2009, from $46.3 million at March 31, 2009, due to income for the nine months ended December 31, 2009 of $2.7 million partially offset by cash dividend payments.

At December 31, 2009, non-performing assets totaled approximately $15.6 million or 2.89% of assets compared to $9.0 million or 1.75% of assets at March 31, 2009. Non-performing assets at December 31, 2009 were comprised of repossessed assets of $2.5 million and non accrual loans of $13.1 million. Included in the total non-performing assets at December 31, 2009, was one relationship of approximately $4.5 million which includes $3.3 million of raw land. At December 31, 2009, our allowance for loan losses to non-performing assets was 45.46% and to total loans was 1.41% compared to 66.43% and 1.23%, respectively at March 31, 2009. At December 31, 2009, the percentage of delinquent loans to total loans was 5.84% compared to 3.43% at March 31, 2009. Our allowance for loan losses to total loans increased $1,153,000 at December 31, 2009 compared to March 31, 2009 due primarily to additional specific allowances on the Bank’s nonperforming assets and due to the growth in our loan portfolio. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

As of December 31, 2009, there were also $15.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied residential real estate loans. No individual loan or relationship in this category has a balance that exceeds $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2009, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.8%.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of December 31, 2009, the total amount of borrowing available under the FHLB line of credit was approximately $113.9 million. At December 31, 2009, principal obligations to the FHLB consisted of $6,000,000 in floating-rate, overnight borrowings, $60,000,000 in fixed-rate short term borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits. The Company had a loan with a bank in the amount of $500,000 at December 31, 2009.

At December 31, 2009, we had commitments to purchase or originate $9.1 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $246.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. At December 31, 2009, we had brokered or internet time deposits of $28.3 million.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 and 2008.

General.  Net income for the three months ended December 31, 2009 decreased $3.4 million or 80.38% to $831,000 from $4.2 million for the three months ended December 31, 2008. Net interest income increased $1.0 million, the provision for loan losses increased 473,000, non-interest income increased $616,000 and non-interest expense decreased $83,000 during the three months ended December 31, 2009 compared to the same period in 2008. Return on equity for the three months ended December 31, 2009 was 6.88% compared to 49.9% for the three month period ended December 31, 2008. Return on assets was .61% for quarter ended December 31, 2009 compared to 3.39% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased by $68,000 to $7.0 million for the three months ended December 31, 2009, from $7.1 million for the three months ended December 31, 2008, due to lower yields and more loans in non-accrual status partially offset by higher average loan balances.  The decrease in yields was due to lower market interest rates generally. The average yield earned on interest-earning assets was 5.50% for the three months ended December 31, 2009 compared to 5.92% for the three months ended December 31, 2008.

Interest Expense.  Total interest expense decreased by $1.1 million to $1.9 million for the quarter ended December 31, 2009, from $3.0 million for the quarter ended December 31, 2008. Interest on deposits decreased by $910,000 to $1.7 million for the quarter ended December 31, 2009 from $2.6 million for the quarter ended December 31, 2008 due to a decrease in the average rate paid, partially offset by higher average deposit balances. Interest expense on borrowed money decreased by $206,000 to $224,000 for the quarter ended December 31, 2009 compared to $430,000 for the quarter ended December 31, 2008. A decrease in the average rate paid on borrowings from 1.65% to 0.97% offset by an increase in the average balance of borrowings from $99.4 million for the December 31, 2008 quarter to $103.2 million for the December 31, 2009 quarter accounted for the decrease. The average rate paid on interest-bearing liabilities was 1.59% during the three months ended December 31, 2009 compared to 2.52% for the three months ended December 31, 2008.

Provision for Loan Losses.  The provision for loan losses increased $473,000 to $1.4 million for the three months ended December 31, 2009, from $893,000 for the three months ended December 31, 2008. Charge-offs of $793,000 during the three month period was primarily related to construction loans, residential land lots, home equity loans and repossessed vehicles. The amount of the provision for loan losses for the quarter ended December 31, 2009 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At December 31, 2009, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.
Noninterest Income.  Noninterest income increased by $616,000 to $1.0 million for the three months ended December 31, 2009, from $415,000 for the three months ended December 31, 2008 due primarily to the absence of the Other Than Temporary Impairment charge on our FHLMC and FNMA available for sale securities of $482,000 that occurred during the quarter ended December 31, 2008. Service charges, fees and commissions increased due to an increase in secondary mortgage fee income.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense decreased by $83,000 to $3.4 million for the three months ended December 31, 2009 compared to the same period last year. The decrease in noninterest expense resulted primarily from reduced compensation expenses due to the intention not to pay a bonus this fiscal year and professional fees partially offset by higher federal deposit insurance premiums and real estate owned expenses.  The increase in real estate owned expenses is related to the increase in real estate owned properties and the efforts to dispose of these assets.

Federal deposit insurance premiums during the three months ended December 31, 2009 totaled $165,000, compared to $58,000 for the same period in 2008. Under FDIC’s current risk-based assessment rules, assessment rates range from 7 to 77.5 basis points. Rates increase uniformly by 3 basis points effective January 1, 2011.

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

As a result of a decline in the reserve ratio (the ratio of the Deposit Insurance Fund (“DIF”) to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

Taxes.  Taxes increased by $4,681,000 to $478,000 for the three months ended December 31, 2009, from a $(4,203,000) tax benefit for the three months ended December 31, 2008. The effective tax rate for the December 31, 2009 quarter was 36.5%.

Nine Months Ended December 31, 2009 and 2008.

General.  Net income (loss) for the nine months ended December 31, 2009 increased $8.0 million to $2.7 million from ($5,286,000) for the nine months ended December 31, 2008.  Net income for the nine months increased due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA Available for Sale securities of $11,536,000 (net of a tax benefit of $4,384,000) in the 2008 period, an increase in net interest income, an increase in loan service charges and was offset by increases in the provision for loan losses and in noninterest expense resulting from higher expenses associated with compensation and federal deposit insurance premiums. Return/(Loss) on equity for the nine months ended December 31, 2009 was 7.46% compared to (18.81)% for the nine month period ended December 31, 2008. Return/(Loss) on assets was .67% for nine months ended December 31, 2009 compared to (1.43)% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased by $824,000 or 3.8% to $21.1 million for the nine months ended December 31, 2009, from $21.9 million for the nine months ended December 31, 2008 due to a decrease in loan yields, an increase to non-accrual activity, a decrease in average investment security balances, the elimination of FHLMC common and preferred stock dividends and a lower dividend rate on the FHLB stock offset by an increase in average loan balances. The yield on loans and securities decreased from 6.18% to 5.66% for the same periods.

Interest Expense.  Total interest expense decreased by $3.4 million or 35.00% to $6.4 million for the nine months ended December 31, 2009, from $9.8 million for the nine months ended December 31, 2008. Interest on deposits decreased to $5.6 million for the nine months ended December 31, 2009, from $8.1 million for the same period last year due to a decrease in the average rate paid on deposit balances partially offset by an increase in the average deposit balances. The rate paid on deposits decreased from 3.05% for the nine months ended December 31, 2008 to 1.99% for the same period in the current fiscal year. Interest expense on borrowed money decreased to $723,000 for the nine months ended December 31, 2009 from $1.7 million for the six months ended December 31, 2008 due to a decrease in the average rate on borrowing balances offset by an increase in the average outstanding balance on borrowings. The average balance on borrowings increased from $99.4 million for the nine months ended December 31, 2008 to $103.2 million for the nine months ended December 31, 2009. The average rate paid on borrowings decreased from 2.31% for the nine months ended December 31, 2008 to .93% for the nine month period ended December 31, 2009.

Provision for Loan Losses.  The provision for loan losses increased by $653,000 for the nine months ended December 31, 2009 from $1,646,000 for the nine months ended December 31, 2008 based on managements’ review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income (loss) increased by $11.9 million to $3.0 million for the nine months ended December 31, 2009, from ($9.0) million for the nine months ended December 31, 2008 due primarily to an Other Than Temporary Impairment adjustment on our FHLMC and FNMA available for sale securities of $11.5 million in the prior period.

Noninterest Expenses.  Noninterest expenses increased $885,000 for the nine months ended December 31, 2009, compared to the same period last year.  The increase in noninterest expense resulted primarily from compensation related expenses due generally to merit increases and an additional branch location, increased federal deposit insurance premiums and loan collection expenses.
Taxes.  Taxes increased to $1.6 million for the nine months ended December 31, 2009, from $(3.4) million for the nine months ended December 31, 2008. The effective tax rate was 37.4% for the December 31, 2009 quarter.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2009.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 12 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

  In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2009, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2009, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 12, 2010	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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