Form 10-K
period 2010-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2010-06-29
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
−−−−−−−−−−−
FORM 10-K
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:   MARCH 31, 2010
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-18265.
−−−−−−−−−−−
COMMUNITY FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1532044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Avenue, Staunton, Virginia	24401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

As of May 31, 2010, there were issued and outstanding 4,361,658 shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2009, was approximately $16.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS	1

PART I	2

ITEM 1. BUSINESS	2

General	2
Our Operating Strategy	4
Lending Activities	5
Loan Originations, Purchases and Sales	14
Asset Quality	15
Investment Activities	20
Sources of Funds	21
Borrowings	24
Subsidiary Activities	25
Competition	25
Regulation	25
Federal and State Taxation	31
Executive Officers	31
Employees	32

ITEM 1A. RISK FACTORS	32

ITEM 1B. UNRESOLVED STAFF COMMENTS	32

ITEM 2. PROPERTIES	33

ITEM 3. LEGAL PROCEEDINGS	34

ITEM 4. (REMOVED AND RESERVED)	34

PART II	34

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	34

ITEM 6. SELECTED FINANCIAL DATA	36

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	37

Executive Overview	37
Critical Accounting Policies	38
Asset/Liability Management	39
Average Balances, Interest Rates and Yields	41
Rate/Volume Analysis	42
Financial Condition	42
Results of Operations	43
Liquidity and Capital Resources	46
Contractual Obligations and Off-Balance Sheet Arrangements	46
Impact of Inflation and Changing Prices	46
Recent Accounting Pronouncements	47

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47

Index to Financial Statements	48
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets at March 31, 2010 and 2009	50

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
•
general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	fluctuations in deposit flows, loan demand, and/or real estate values, which may adversely affect our business;
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•
results of examinations of Community Bank by its primary regulator, the Office of Thrift Supervision, including the possibility that the Office of Thrift Supervision may, among other things, require Community Bank to increase its allowance for loan losses;

•	our ability to access cost-effective funding;
•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

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

•	our success in gaining regulatory approval of our products and services and branching locations, when required;
•	the impact of technological changes;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in the foregoing.
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

Community Financial Corporation and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation.  The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2010, we had $547.2 million in assets, deposits of $398.4 million and stockholders' equity of $49.0 million. Our primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach, Virginia.

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

Dramatic declines in the housing market over the past two years, with decreasing home prices and increasing delinquencies and foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit, and increasing unemployment and under-employment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs for many financial institutions.  Concerns over the stability of the financial markets and the economy also have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Some financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and stock price.

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

As previously mentioned, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  New laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations also may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Congress is currently considering significant financial reform legislation.  If new legislation is enacted, it could have a significant impact on the regulation and operations of financial institutions and their holding companies.  The legislation provides for the elimination of the Office of Thrift Supervision, our primary regulator, and could make Community Financial subject to regulatory capital requirements.  The legislation also would create a new consumer financial protection agency that would issue and enforce consumer protection initiatives governing financial products and services.  The details and impact of financial reform legislation cannot be determined until new legislation is enacted.  In addition, the regulations governing Community Financial and Community Bank may be amended from time to time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

•	expanding our banking network by opening de novo branches and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

•	controlling operating expenses while continuing to provide quality personal service to our customers; and
•	utilizing borrowings as needed to fund growth and enhance profitability.

Market Area

Our primary market area includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia.  Our headquarters are located in Historic Downtown Staunton, Virginia in Augusta County.   We conduct our business through our headquarters and 10 branch offices located in Staunton (2), Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach (2), Virginia.

The Virginia economy is expected to lose another 85,300 jobs in 2011 before stabilizing in 2012.  Employment is expected to fall 2.3 percent in 2011, and modestly increase by 1.1% and 2.1% in 2012 and 2013, respectively.  The current unemployment rate in Virginia is 7.2%.

Harrisonburg-Rockingham County has a population of approximately 120,467, and is the third largest county in Virginia.  Major employment sectors include services, manufacturing, trade, government, and construction.  The largest employers headquartered here are James Madison University, Rockingham Memorial Hospital, Pilgrim’s Pride Corp., R.R. Donnelly & Sons Co., and Merck & Co., Inc.

The Staunton-Waynesboro-Augusta County area has a population of approximately 115,000.  Major employment sectors include manufacturing, healthcare, retail trade, hospitality and educational services.  The largest employers headquartered here include Augusta Medical Center, McKee Foods Corporation, Hershey Chocolate of VA, Target Mid-Atlantic Distribution Center, Ply Gem and Hollister, Inc.

Lexington – Buena Vista-Rockbridge County area has a population of approximately 36,000. Lexington is the county seat for Rockbridge County.  The area’s primary economic activity stems from higher education and tourism, as well as government, manufacturing, trade and construction.  Major employers in the area include Lees Carpets, Washington & Lee University, Stonewall Jackson Hospital, Wal-Mart, Inc. and Virginia Military Institute.

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

Lending Activities

General.  We concentrate our lending activities on first mortgage conventional loans secured by residential properties, commercial and multi-family real estate with an emphasis on multi-family housing and, to a lesser extent, construction loans secured by commercial and multi-family real estate and one- to four-family residential properties, and commercial business loans. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than residential mortgage loans. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia.  For the fiscal years 2004 through 2008, our residential loan portfolio as a percentage of our total loan portfolio steadily declined, while our commercial real estate, construction, commercial business and consumer lending portfolios increased.  During fiscal 2009 and 2010 residential, commercial real estate and construction loans increased, while our consumer lending portfolios declined in 2009 and increased in 2010. The change is primarily the result of economic factors nationally and in our market areas.  Additionally, the change in our loan portfolio has occurred due to customers’ preference for fixed rate mortgage loans in a historically low interest rate environment rather than adjustable rate mortgage loans.  As part of our asset liability management strategy, we have not originated fixed rate residential loans with terms of 15 years or more for our portfolio for approximately eight years.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial and multi-family real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant and any related business interests. If commercial or multi-family real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on our experience and on guidelines with respect to credit underwriting as well as the guidelines issued by Freddie Mac and Fannie Mae and other purchasers of loans, depending on the type of loans involved. The one- to four-family, adjustable-rate mortgage loans originated by us, however, are not readily saleable in the secondary market because we do not typically require title insurance or written verifications of employment history and deposit relationships. All real estate is appraised by independent fee appraisers who have been pre-approved by our Board of Directors.

Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved.  Individual loan officer limits for one- to four-family real estate loans range from $100,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000.  One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank.  One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be approved by one member of senior management and two other officers.  Any loan not exceeding $1,000,000 may be approved by the Bank’s loan committee.  All mortgage loans in excess of $1,000,000 must be approved by the Board of Directors.  Individual loan officer limits for unsecured consumer and commercial business loans range from $10,000 to $50,000 and for secured consumer and commercial business loans range from $25,000 to $175,000. Consumer and commercial business loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers. Consumer and commercial business loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

 The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2010, the maximum amount which we could have loaned to one borrower and the borrower’s related entities or invested in any one project was approximately $8.0 million. At March 31, 2010, we had only 15 borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2010, in excess of $3.0 million, with the largest being a $5.1 million relationship, consisting of eleven loans secured by residential real estate, multi-family real estate and commercial real estate.  All but one of these borrowers in excess of $3.0 million is performing in accordance with their payment terms. We also had 17 other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2010 of between $2.0 million and $3.0 million, of which one borrower was not performing in accordance with its payment terms at March 31, 2010.

Loan Portfolio Composition.  The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$144,951	27.59%	$140,064	28.17%	$122,605	27.08%	$118,044	28.59%	$115,169	30.77%
Commercial	171,805	32.71	154,781	31.14	150,059	33.14	119,354	28.91	105,990	28.32
Construction	63,807	12.14	62,887	12.65	53,891	11.90	48,857	11.83	41,645	11.13
Total real estate	380,563	72.44	357,732	71.96	326,555	72.12	286,255	69.33	262,804	70.22
Consumer Loans:
Home equity	48,061	9.14	41,653	8.37	32,780	7.24	30,806	7.46	20,992	5.61
Automobile	35,533	6.77	37,411	7.53	44,961	9.93	50,992	12.34	49,996	13.36
Other	7,819	1.49	6,906	1.39	6,930	1.53	7,171	1.74	6,911	1.84
Total consumer	91,413	17.40	85,970	17.29	84,671	18.70	88,969	21.54	77,899	20.81
Commercial business	53,402	10.16	53,436	10.75	41,578	9.18	37,691	9.13	33,564	8.97
Total loans receivable	525,378	100.00%	497,138	100.00%	452,804	100.00%	412,915	100.00%	374,267	100.00%
Less:
Undisbursed loans in process	16,158		15,222		13,599		11,884		13,822
Deferred (costs) and unearned discounts	(959)		(990)		(1,184)		(1,299)		(1,235)
Allowance for losses	8,053		5,956		3,215		3,078		2,966
Total loans receivable, net	$502,126		$476,950		$437,174		$399,252		$358,714

The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$20,170	3.84%	$29,204	5.87%	$22,146	4.89%	$24,657	5.97%	$25,952	6.93%
Commercial	33,447	6.37	31,919	6.42	22,592	4.99	15,097	3.66	13,651	3.65
Construction(1)	7,473	1.42	3,528	0.71	6,870	1.52	--	0.00	855	0.23
Total real estate loans	61,090	11.63	64,651	13.00	51,608	11.40	39,754	9.63	40,458	10.81
Home equity	4,222	0.80	5,437	1.09	5,692	1.26	4,972	1.20	4,816	1.29
Automobile	35,460	6.76	37,300	7.51	44,843	9.90	50,895	12.32	49,840	13.32
Other	5,969	1.14	5,718	1.15	5,872	1.30	5,619	1.36	5,548	1.47
Total consumer loans	45,651	8.70	48,455	9.75	56,407	12.46	61,486	14.88	60,204	16.08
Commercial business	17,150	3.26	21,234	4.27	19,912	4.40	17,721	4.29	15,340	4.10
Total fixed-rate loans	123,891	23.59	134,340	27.02	127,927	28.26	118,961	28.80	116,002	30.99
Adjustable-Rate loans:
Real Estate:
Residential	124,781	23.75	110,860	22.30	100,459	22.19	93,387	22.62	89,217	23.84
Commercial	138,358	26.34	122,862	24.72	127,467	28.15	104,257	25.25	92,339	24.67
Construction(2)	56,334	10.72	59,359	11.94	47,021	10.38	48,857	11.83	40,790	10.90
Total real estate loans	319,473	60.81	293,0811	58.96	274,9471	60.72	246,5011	59.70	222,346	59.41
Home equity	43,839	8.34	36,216	7.28	27,088	5.98	25,834	6.26	16,176	4.32
Automobile	73	0.01	111	0.02	118	0.03	97	0.02	156	0.04
Other	1,850	0.35	1,188	0.24	1,058	0.23	1,552	0.38	1,363	0.37
Total consumer loans	45,762	8.70	37,515	7.54	28,264	6.24	27,483	6.66	17,695	4.73
Commercial Business	36,252	6.90	32,202	6.48	21,666	4.78	19,970	4.84	18,224	4.87
Total adjustable-rate loans	401,487	76.41	362,798	72.98	324,877	71.74	293,954	71.20	258,265	69.01
Total loans receivable	$525,378	100.00%	$497,138	100.00%	$452,804	100.00%	$412,915	100.00%	$374,267	100.00%
_________________
(1) Includes residential real estate construction loans of $3.2 million, $1.9 million, $247,000, $0, and $0, and commercial real estate construction loans of $4.3 million, $1.6 million, $6.6 million, $0 and $855,000 at March 31, 2010, 2009, 2008, 2007 and 2006 respectively.
(2) Includes residential real estate construction loans of $39.3 million, $45.2 million, $43.3 million, $47.2 million and $39.6 million, and commercial real estate construction loans of $15.9 million, $14.2 million, $3.7 million, $1.7 million and $1.2 million at March 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Loan Maturity and Repricing.  The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2010, before net items.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2011	$53,778	$33,441	$87,219
2012 to 2015	10,029	17,968	27,997
After 2015	--	1,993	1,993

Totals	$63,807	$53,402	$117,209

The total amount of loans in the above table due after March 31, 2011, which have fixed interest rates is $14.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $15.6 million.

One- to Four-Family Residential Real Estate Lending. We originate loans secured by one- to four-family residences, substantially all of which are located in our market areas. We evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits us to make loans in amounts of up to 100% of the appraised value of the underlying real estate, we generally make one- to four-family residential real estate loans in amounts of 80% or less of the appraised value.  In certain instances, we will lend up to 90% of the appraised value of the underlying real estate and require the borrower to purchase private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less.

In order to manage our exposure to changes in interest rates, in the past we originate only a limited amount of 30-year and 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio.  For the year ended March 31, 2010, 92.4% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2010, only $20.2 million, or 3.8%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans.

To compete with other lenders in our market area, we make one, three and five year adjustable-rate mortgage (“ARM”) loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually, based on a stated interest margin over the yields on one year U.S. Treasury Bills.  Although our one- to four-family ARM loans primarily adjust annually after the initial period, we currently offer residential ARM loans which adjust every three and five years generally in accordance with the rates based on a stated margin over the yields on the applicable U.S. Treasury Bills. At March 31, 2010 we had the following loans that adjust on an annual basis after the initial period, $39.5 million that adjust after three years, $139.2 million after five years, $3.7 million after seven years and $8.9 million after ten years. An additional $9.4 million loans adjust every five years.  We do not currently offer residential ARM loans with an initial adjust period greater than five years. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  At March 31, 2010, residential ARM loans totaled $124.8 million, representing 86.1% of our total residential real estate loans and 23.8% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2010, commercial real estate and construction loans aggregated $235.6 million or 44.9% of our total loans receivable, before net items, with $194.7 million of these loans having adjustable interest rates and $40.9 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market areas.

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

At March 31, 2010, we had commercial real estate loans totaling $171.8 million, including 93 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of  $77.9 million.  The largest loan or lending relationship to a single borrower was for $5.1 million, which consisted of eleven loans secured by residential real estate, multi-family real estate and an office building.

The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2010, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	41	$16,911
Hotel and motel	21	22,112
Commercial and industrial buildings	115	42,950
Raw land	185	42,975
Church	10	1,578
Restaurant	15	3,989
Warehouse	28	9,975
Retail Store	80	24,856
School/Recreational	13	6,459
Commercial construction	19	21,704
Total	527	$193,509

Commercial construction loans are 19 loans that range from $425,000 to $2.9 million. The loans are made for various types of construction projects with the largest being a multi-family residence project. At March 31, 2010, one commercial construction loan totaling $10,000 was past due.

The largest portion of our commercial real estate portfolio consists of loans secured by raw land.  The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots.  Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of our land loans are secured by property located in our primary market area.  We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements.  Loans secured by commercial and industrial buildings increased from $40.2 million at March 31, 2009 to $43.0 million at March 31, 2010.

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.  At March 31, 2010, we had $4.7 million of non-performing raw land loans.

We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of non-residential properties, one- to four-family residences and the development of one- to four-family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process.  At March 31, 2010, we had $42.1 million or 8.0% of our total loans receivable, before net items, in 157 residential construction loans, the largest of which was $1.0 million, compared to $47.1 million or 9.9% at March 31, 2009.  Residential construction loans totaled approximately 66.0% of the total construction loan portfolio.

At March 31, 2010, we had 19 commercial construction loans totaling $21.7 million, the largest one having an outstanding balance of $1.9 million. One commercial construction loan totaling $10,000 is presently past due. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at the prevailing prime rate or slightly above. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans.  We also offer unsecured loans.  We originate our consumer loans primarily in our market areas.  At March 31, 2010, our consumer loans totaled $91.4 million or 17.4% of our total loans receivable, before net items. With the exception of $38.4 million of home equity lines of credit loans at March 31, 2010, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to five years.

The largest component of our consumer loans is home equity loans. At March 31, 2010, our home equity loans totaled $48.1 million and comprised 9.1% of our total loan portfolio, before net items, including $38.4 million of home equity lines of credit.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit also may not exceed 90% of the value of the property securing the loan.  Home equity lines of credit are originated with an adjustable rate of interest, based on the prime rate of interest, or with a fixed rate of interest.  Home equity lines of credit have a 20 year term and amounts may be re-borrowed after payment at any time during the life of the loan.  At March 31, 2010, unfunded commitments on these lines of credit totaled $14.0 million.

 We originate automobile loans on a direct and indirect basis.  Automobile loans totaled $35.5 million at March 31, 2010, or 6.8% of our total loan portfolio, before net items, with $7.1 million in direct loans and $28.4 million in indirect loans.  Our automobile loan portfolio decreased from $37.4 million at March 31, 2009 to $35.5 million at March 31, 2010, or 6.8%.  The decrease in automobile loans is attributable to a slower economic environment and competitive interest rates.  The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area.  Indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive.  Automobile loans may be written for a term of up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans.  For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer, but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer’s credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring.  Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.  However, because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.  At March 31, 2010, we had $246,000 in non-performing automobile loans, which included $91,000 in indirect automobile loans.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. The level of non-performing assets in our consumer loan portfolio increased from $928,000 at March 31, 2009 to $2,296,000 at March 31, 2010. There can be no assurance that delinquencies will not continue to increase in the future.

Commercial Business Lending. At March 31, 2010, our commercial business loans totaled $53.4 million, or 10.2%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.  Our commercial business lending activities encompass loans with a variety of purposes and security, including but are not limited to business automobiles, equipment and accounts receivable.  We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower’s character, management capabilities, capacity to repay the loan, the adequacy of the borrower’s capital and collateral. An analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

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

Loan Originations

Federal regulations authorize us to make real estate loans anywhere in the United States. At March 31, 2010, substantially all of our real estate loans were secured by real estate located in our market area.

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.

Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last six fiscal years or sold any loans during the last five fiscal years.  Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

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

	Year Ended March 31,
	2010	2009	2008

Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$38,657	$41,441	$34,113
- commercial	31,675	25,814	37,837
- construction	15,733	30,740	14,671
Non-real estate - consumer	580	522	531
- commercial business	6,717	7,695	3,841
Total adjustable rate	93,362	106,212	90,993
Fixed Rate:
Real estate - 1-4 family residential	3,170	7,757	6,256
- commercial	9,711	10,329	9,452
- construction	3,032	2,608	6,005
Non-real estate - consumer	18,948	15,711	21,252
- commercial business	5,379	9,449	9,124
Total fixed rate	40,240	45,854	52,089
Sales and Repayments:
Principal repayments	105,362	107,732	103,193
Total reductions	105,362	107,732	103,193
Increase/(Decrease) in other items, net	3,064	4,558	1,967
Net increase	$25,176	$39,776	$37,922

Asset Quality

Delinquent Loans.  When a borrower fails to make a required payment on a loan, we attempt to cause the deficiency to be cured by contacting the borrower, generally within 15 days of the loan becoming delinquent. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 30 days past due. For most loans, if the delinquency is not cured within 30 days we issue a notice of intent to foreclose on the property and if the delinquency is not cured within 60 days, we may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by us.

The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2010. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate, Multi-Family and Land		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	14	$2,234	4	$5,654	6	$1,246	103	$2,457	23	$1,560	150	$13,151
60-89 days	10	1,937	4	349	--	--	21	1,354	9	158	44	3,798
90 days and over	24	3,286	26	5,807	6	1,473	58	2,144	31	1,854	145	14,564
Total delinquent loans	48	$7,457	34	$11,810	12	$2,719	182	$5,955	63	$3,572	339	$31,513

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120 days delinquent are charged against the allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have no accruing loans 90 days or more delinquent.

	March 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$3,998	$2,428	$137	$142	$230
Real Estate	10,566	5,138	889	1,173	239

Total non-accruing loans	14,564	7,566	1,026	1,315	469
Real estate acquired through foreclosure	3,182	1,400	593	181	120
Total non-performing assets	$17,746	$8,966	$1,619	$1,496	$589

Total as a percentage of total assets	3.24%	1.75%	.33%	.32%	.14%
Allowance for loan losses	$8,053	$5,956	$3,215	$3,078	$2,966

Non-performing assets at March 31, 2010 were comprised primarily of non-accruing loans, real estate owned and repossessed automobiles. Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Our largest non-accruing loan relationship at March 31, 2010 totaled $3.2 million and is located in the Charlottesville, Virginia area and is primarily a land and land development loan. The next largest non-accruing loan relationship was $641,000 secured by residential real estate.

Nonaccrual loans amounted to $14.6 million at March 31, 2010.  If interest on these loans had been accrued, such income would have approximated $668,000 for the year ended March 31, 2010, none of which is included in interest income.

Other Loans Of Concern.  In addition to the non-performing assets set forth in the table above, as of March 31, 2010, we had approximately $2.8 million of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date. These loans have been considered in management's determination of our allowance for loan losses.

In addition to these other loans of concern, we have $15.3 million in additional loans which we monitor. These loans are generally performing substantially in accordance with the loan terms but exhibit characteristics such as insufficient cash flow or occasional delinquencies which we monitor for deterioration. Of the $15.3 million, $10.3 million is comprised of residential real estate and consumer loans and $5.0 million commercial real estate and business loans.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at March 31, 2010, we had classified $20.7 million of our assets as substandard, none as doubtful and none as loss. The $20.7 million in classified loans is comprised primarily of residential and commercial real estate loans

Allowance for Losses on Loans and Real Estate.  We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Provision for Loan Losses” in Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$5,956	$3,215	$3,078	$2,966	$3,021
Provision charged to operations	4,031	4,285	625	388	177
Charge-offs:
Residential real estate	(135)	(72)	(44)	---	---
Commercial Real Estate, Multifamily and Land	(397)	(488)	(3)	---	---
Construction	(351)	(100)	(25)	---	---
Home Equity	(578)	---	---	---	---
Automobile	(429)	(438)	(437)	(279)	(236)
Other	(130)	(213)	(73)	(76)	(79)
Commercial Business	(86)	(371)	(41)	(2)	(29)
Recoveries:
Residential real estate	1	11	---	---	---
Commercial Real Estate, Multifamily and Land	---	---	1	---	---
Construction	20	---	---	---	---
Home Equity	4	---	---	---	---
Automobile	135	116	79	55	63
Other	2	9	10	26	49
Commercial Business	10	2	45	---	---
Net charge-offs	(1,934)	(1,544)	(488)	(276)	(232)
Balance at end of period	$8,053	$5,956	$3,215	$3,078	$2,966
Ratio of net charge-offs during the period to average loans outstanding during the period	.39%	.33%	.12%	.07%	.07%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate, Multi-Family and Land	Construction	Commercial Business	Home Equity	Consumer	Total
	(Dollars in Thousands)

March 31, 2010:
Amount of loan loss allowance	$314	$2,079	$997	$3,170	$603	$890	$8,053
Percent of loans in each category to total loans	27.59%	32.71%	12.14%	10.16%	9.14%	8.26%	100.00%

March 31, 2009:
Amount of loan loss allowance	$276	$1,637	$665	$2,196	$224	$958	$5,956
Percent of loans in each category to total loans	28.17%	31.14%	12.65%	10.75%	8.38%	8.91%	100.00%

March 31, 2008:
Amount of loan loss allowance	$258	$981	$383	$565	$130	$898	$3,215
Percent of loans in each category to total loans	27.08%	33.14%	11.90%	9.18%	7.24%	11.46%	100.00%

March 31, 2007:
Amount of loan loss allowance	$238	$819	$354	$530	$109	$1,028	$3,078
Percent of loans in each category to total loans	28.59%	28.90%	11.83%	9.13%	7.46%	14.09%	100.00%

March 31, 2006:
Amount of loan loss allowance	$250	$713	$350	$514	$96	$1,043	$2,966
Percent of loans in each category to total loans	30.77%	28.32%	11.13%	8.97%	5.61%	15.20%	100.00%

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

As a member of the Federal Home Loan Bank of Atlanta, we had $6.2 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2010, and for the year ended March 31, 2010, we received $23,000 in dividends on such stock.

The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2010
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years		Total Investment Securities(1)
	Book Value	Book Value	Book Value		Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$ ---	$1,500	$	---	$1,500	$1,500
Other	198	---		---	198	198
Total Investment Securities	$198	$1,500	$	---	$1,698	$1,698

Weighted Average Yield(2)	1.67%	3.24%		---%	3.06%	3.06%
______________________
(1) Included in the above table are $1.5 million of securities that are callable in one year or less.
(2) The weighted average yield is not computed on a tax equivalent basis.

The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.  At March 31, 2010, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2010		2009		2008
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$3,825	100.0%	$512	100.0%	$12,762	100.0%

Investment securities:
Federal agency obligations	$1,500	18.9%	$1,500	21.0%	$2,500	14.1%
State agencies and commercial paper	---	---	200	2.8	440	2.5
Other	198	2.5	---	---	---	---
United States agency equity securities	73	0.9	207	2.9	9,562	54.0
Subtotal	1,771	22.3	1,907	26.7	12,502	70.6
FHLB stock	6,184	77.7	5,239	73.3	5,211	29.4
Total investment securities and FHLB stock	$7,955	100.0%	$7,146	100.0%	$17,713	100.0%
Average remaining life or term to repricing(1)		4 Years		3 Years		2 Years
____________________
(1) Excludes Freddie Mac common stock and other marketable equity securities.

During fiscal 2010, the market rates paid on investment securities decreased.  During fiscal 2010 and 2009, we made limited investment securities purchases due to the minimal spread between short and long term rates during most of these reporting periods.

During fiscal 2009, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,536,000. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2010. The Company sold 185,000 shares of Fannie Mae and Freddie Mac preferred stock during fiscal year 2010 and has 57,000 shares remaining.

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

Deposits.  We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular savings accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or more jumbo certificates of deposit and individual retirement accounts. During fiscal 2010, we utilized brokered deposits due to their lower relative costs. At March 31, 2010, we had total brokered deposits of $22.5 million.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2010	2009	2008
	(In Thousands)
Passbook and statement accounts	$31,586	$27,320	$27,520
NOW and Super NOW accounts	68,844	56,626	55,034
Money market accounts	38,466	25,255	22,364
One- to five-year fixed-rate certificates	246,329	247,347	210,903
Six-month and 91 day certificates	13,195	8,958	34,910
Total	$398,420	$365,506	$350,731

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2010	2009	2008
	(Dollars in Thousands)
Opening balance	$365,506	$350,731	$330,538
Net deposits	24,780	6,639	8,677
Interest credited	8,134	8,136	11,516
Ending balance	$398,420	$365,506	$350,731
Net increase	$32,914	$14,775	$20,193
Percent increase	9.01%	4.21%	6.11%

  During fiscal 2008, the increase in deposits was related primarily to customers’ preference for relatively higher rate short-term time deposits in a declining rate environment. During fiscal 2009, the change in deposits was related primarily to the utilization of brokered deposits. We also experienced an increase in interest-bearing checking accounts due to our continued emphasis on increasing these relationships. During fiscal 2010, the change in deposits was related primarily to the utilization of brokered deposits and our continued emphasis on increasing transaction accounts. We remained competitive on deposit rates, in particular on time deposits. We may use borrowings from time to time as an alternative source of funds. See “ Borrowings.”

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$26,717	---%	$25,514	---%	$27,641	---%
Interest bearing demand deposits	66,355	0.95	51,920	1.16	45,747	1.50
Savings deposits	29,484	0.92	27,463	1.18	27,690	1.33
Time deposits	259,948	2.40	250,702	3.82	236,530	4.78
Total deposits	$382,504	1.87%	$355,599	2.95%	$337,608	3.66%

The following table shows rate information for our certificates of deposit as indicated.

	Less Than 2.00%	2.00- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	Total

March 31, 2010	$171,125	$70,378	$5,060	$12,115	$846	$259,524
March 31, 2009	$15,460	$63,401	$118,149	$55,266	$4,029	$256,305
March 31, 2008	$88	$4,253	$56,806	$136,432	$48,234	$245,813

The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2010.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$44,334	$44,387	$51,580	$20,967	$161,268
Certificates of deposit of $100,000 or more	29,170	33,108	23,346	12,632	98,256
Total certificates of deposit	$73,504	$77,495	$74,926	$33,599	$259,524

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

Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral.  At March 31, 2010, we had $846,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 6 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2010	2009	2008
	(Dollars in thousands)

Securities sold under agreements to repurchase	$846	$1,476	$2,834
Other borrowings	250	1,000	---
FHLB advances	96,000	94,000	96,000
Total Borrowings	$97,096	$96,476	$98,834

Weighted average interest rate of borrowings	0.90%	1.00%	2.74%

Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2010	2009	2008
	(Dollars in Thousands)
Amount outstanding at year end	$96,000	$74,000	$76,000
Average interest rate on amount at year end	0.93%	0.43%	2.75%

Average amount outstanding during the year	$79,397	$72,055	$87,962
Average interest rate during the year	0.37%	1.69%	4.80%

Maximum amount outstanding during the year	$97,000	$94,000	$100,000

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

Legislative or regulatory changes in the future could adversely affect our operations and financial condition.  No assurance can be given as to whether or in what form any such changes may occur.  Under pending legislative proposals, significant changes to the regulation of Community Financial and Community Bank could occur.  These changes include eliminating the Office of Thrift Supervision, making the Office of the Comptroller of the Currency the primary federal banking regulator of Community Bank, making the Federal Reserve Board the primarily federal banking regulator of Community Financial, imposing capital requirements on Community Financial and numerous others.

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

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s current risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, and other adjustments if an institution’s assets are $10.0 billion or more, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, collected on September 30, 2009.  The special assessment rule also permitted the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010.  The FDIC imposed the first of the additional special assessments but did not impose the second assessment.

In December, 2009 the FDIC collected from insured institutions the premium for the third quarter of 2009 and a prepaid premium for all calendar quarters through the fourth quarter of 2012. The prepaid premium for Community Bank was $2.3 million and was calculated on the September 30, 2009 deposit balance. The calculation assumes a 5% deposit growth rate and the three basis point increase effective January 1, 2011. The amount paid will be adjusted for actual deposit growth.

In April 2010, the FDIC issued a proposed rule modifying the way assessments are determined. Under the proposed rule, for most institutions, initial base assessment rates would be 10 to 14 basis points for Risk Category I, 22 basis points for Risk Category II, 34 basis points for Risk Category III, and 50 basis points for Risk Category IV.  After adjustments based on unsecured long-term debt, secured liabilities and brokered deposits for all Risk Categories, the total base assessment rates would be 5 to 21 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 29 to 61 basis points for Risk Category III, and 45 to 85 basis points for Risk Category IV.  However, for large institutions (those with $10 billion or more of total assets for four consecutive quarters), the Risk Categories would not apply and new scorecard methods would be employed, under which the initial base assessment rates would be 10 to 50 basis points and, after certain adjustments based on unsecured long-term debt, secured liabilities and brokered deposits, total base assessment rates would be 5 to 85 basis points. Rates for all institutions would increase by 3 basis points effective January 1, 2011.

The FDIC has authority to increase insurance assessments and its authority could be affected by pending legislation. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  We are not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ending March 31, 2010 averaged 1.04 basis points of assessable deposits.

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

Regulatory Capital Requirements.  To be considered well capitalized, an institution must have a ratio of Tier 1 capital to total adjusted assets of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0% and not be subject to any agreement, order or directive of the OTS to meet and maintain any specific capital measure.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles.  At March 31, 2010, Community Bank had no intangibles in Tier 1 capital.

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

To be adequately capitalized, an institution must have a ratio of Tier 1 capital to total adjust assets of at least 4.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.  At March 31, 2010, Community Bank was well capitalized.  The Office of Thrift Supervision is authorized to require federal savings banks on a case-by-case basis to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

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

Any institution that meets the requirement to be “adequately capitalized” and not the requirements to be “well capitalized” may not accept, renew or rollover brokered deposits without a waiver from the FDIC.  An institution that does not meet the requirements to be “adequately capitalized” may not accept, renew or rollover brokered deposits. Brokered deposits include deposits solicited by the institution or its employees if the interest rates on such deposits exceed certain thresholds.

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

Community Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.  Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank. Issuance of preferred stock under the TARP and CPP restricts the Company from increasing its dividend distribution to stockholders without approval from the OTS.

Qualified Thrift Lender Test.  All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by statute) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2010, Community Bank met the test and has always met the test since its effective date.

Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank, unless it re-qualifies as a qualified thrift lender and thereafter remains a qualified thrift lender.  If an institution that fails the qualified thrift lender test is controlled by a holding company (unless the institution re-qualifies in timely fashion after first failing the test), then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See"-Holding Company Regulation."

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC- insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Community Bank was examined for Community Reinvestment Act compliance in May, 2008 and received a rating of “Satisfactory”.

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

As a unitary savings and loan holding company that acquired Community Bank before May 4, 1999, we generally are not subject to activity restrictions. If we acquire control of one or more additional savings associations as a separate subsidiary, our activities and those of any of our subsidiaries (other than Community Bank or any other insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in supervisory acquisitions.

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

Federal and State Taxation

Federal Taxation.  Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2010, Community Bank’s had no excess reserves to be recaptured.

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

P. Douglas Richard, age 66, was appointed the Acting President and Chief Executive Officer of Community Financial and Community Bank on January 12, 2000, and became the President and Chief Executive Officer of Community Financial and Community Bank on April 26, 2000.  Mr. Richard will retire from his officer positions with the Company and the Bank effective April 30, 2010, but will continue to serve on the Board of Directors.  He was appointed to the Board of Directors of Community Financial on April 26, 2000 and was recently appointed Vice Chairman of the Board.  From January 1, 1997, to January 12, 2000, Mr. Richard was a Senior Vice President of Community Bank.  From December 1993 to January 1996, he was President and Chief Executive Officer of Seaboard Bancorp.

Norman C. Smiley, III, age 48,  was appointed President of Community Bank in March, 2008, and effective April 30, 2010, became the President and Chief Executive Officer of Community Financial and Community Bank.  Prior to joining the Company in April 1996, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.  He is a 1987 graduate of the Virginia Bankers School of Bank Management at the University of Virginia and a 2001 graduate of the American Bankers Association Stonier Graduate School of Banking at Georgetown University.  Mr. Smiley is currently a Board member of the American Frontier Museum and the Staunton Redevelopment Housing Authority. He is a past Board member of the Coordinated Area Transportation System, Big Brothers/Big Sisters, Salvation Army, the Red Cross, the City of Staunton Board of Zoning Appeals and past Elder of the First Presbyterian Church.

R. Jerry Giles, age 61, is our Chief Financial Officer and Senior Vice President, a position he has held since April 1994. Prior to joining the Company in April 1994, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Benny N. Werner, age 61, is our Senior Vice President and Chief Operations Officer, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Lyle A. Moffett, age 41, is our Senior Vice President of Lending, a position he has held since March, 2008. Mr. Moffett joined Community Bank in 1997 and was Vice President and Commercial Loan Officer prior to his current position.

John J. Howerton, age 52, is our Senior Vice President of Retail Banking, a position he has held since September, 2008. Mr. Howerton has been employed in the banking industry since 1982 and prior to joining the Company, Mr. Howerton was the Senior Vice President of Retail Banking with Stellar One.

Clarence W. Keel, age 63, is the Senior Vice President in our Hampton Roads Region, a position he has held since March, 2010. Mr. Keel has been employed in the banking industry since 1971 and prior to joining the Company, Mr. Keel was the Senior Vice President and Manager of Shareholder Services with BB&T Corporation.

Employees

At March 31, 2010, we had a total of 156 employees, including 23 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

ITEM 1A.  RISK FACTORS – Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS– Not required by smaller reporting companies.

ITEM  2.  PROPERTIES

The following table sets forth information at March 31, 2010, with respect to our retail and operational offices, furniture and equipment.  We believe that our current facilities are adequate to meet our present and foreseeable need

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2010
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,186,000

Rte 250 West Waynesboro, Virginia	1989	Owned	5,300	490,000

Route 340 and 608 Stuarts Draft, Virginia	1993	Owned	3,000	869,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	799,000

101 Community Way Staunton, Virginia	1999	2039	4,500	536,000

2134 Raphine Road, Raphine, Virginia	2001	2011	2,308	34,000

21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	963,000

123 West Frederick Street Staunton, Virginia	2003	Owned	22,000	1,656,000

1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	228,000

463 Hidden Creek Lane Harrisonburg, Virginia	2005	2011	2,000	32,000

102 Walker Street Lexington, Virginia	2006	2028	2,200	189,000

211 West Frederick Street Staunton, Virginia	2009	Owned	4,445	269,000

128 West 21st Street Buena Vista, Virginia	2009	Owned	4,100	1,670,000

Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2010 was $69,596.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4.  (Removed and reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2010, there were approximately 420 holders of record of Community Financial common stock.  Community Financial common stock is traded on The Nasdaq Capital Market under the symbol “CFFC.”  The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or “street” name.

The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the dividends declared by us for the stated periods.

Fiscal 2010	High	Low	Close	Dividend Declared
March 2010	$4.48	$3.68	$4.16	$.000
December 2009	4.94	3.32	4.34	.000
September 2009	4.70	3.70	4.16	.000
June 2009	6.00	3.50	4.40	.000

Fiscal 2009	High	Low	Close	Dividend Declared
March 2009	$4.40	$2.04	$4.00	$.000
December 2008	6.73	3.25	3.83	.000
September 2008	8.50	4.55	5.85	.065
June 2008	9.25	6.70	7.76	.065

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

The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference.  No stock was repurchased by the Company during the fourth quarter of fiscal 2010.  Our ability to repurchase stock is limited as a result of our participation in the U.S. Treasury’s CCP and, indirectly, by the Office of Thrift Supervision.

The following graph compares the performance of the Company’s common stock with The Nasdaq Stock Market Index and the Hemscott Savings and Loan Group Index.   The comparison assumes $100 was invested on March 31, 2005 in Community Financial common stock and in each of the foregoing indices and assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Community Financial Corporation, Nasdaq Market Index
and Hemscott Savings and Loan Group Index

	3/31/05	3/31/06	3/31/07	3/31/08	3/30/09	3/31/10
Community Financial Corp VA	$100.00	$100.99	$109.16	$76.25	$38.73	$40.28
Savings & Loans	100.00	117.89	122.27	115.88	78.46	124.22
NASDAQ Market Index	100.00	100.44	118.41	122.81	115.02	76.35

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$547,180	$512,724	$491,246	$463,112	$422,606
Loans receivable, net	502,126	476,950	437,174	399,252	358,714
Investment securities and other earning assets(1)	11,780	7,658	30,475	43,703	45,102
Real estate owned, net	3,182	1,400	593	181	120
Deposits	398,420	365,506	350,731	330,538	306,849
Advances and other borrowed money	97,096	96,476	98,834	90,740	78,976
Stockholders’ equity	49,012	46,337	38,705	38,570	35,167

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operations Data:
Total interest income	$28,198	$28,692	$32,244	$29,419	$24,466
Total interest expense	8,081	12,460	16,978	14,792	10,312

Net interest income	20,117	16,232	15,266	14,627	14,154
Provision for loan losses	4,031	4,285	625	388	177
Net interest income after provision for loan losses	16,086	11,946	14,641	14,239	13,977
Service charges and fees	3,300	3,037	3,007	2,816	2,557
Securities impairment	---	(11,536)	---	---	---
Other noninterest income(2)	550	386	336	369	444
Noninterest expenses	14,995	13,449	12,292	11,306	10,791
Income (loss) before income taxes	4,941	(9,616)	5,692	6,118	6,187
Income taxes (benefit)	1,349	(3,793)	1,856	2,027	1,919
Net income (loss)	$3,592	$(5,823)	$3,836	$4,091	$4,268
Amortization of discount on preferred stock	(121)	(34)	-	-	-
Cumulative dividends on preferred stock	(632)	(176)	-	-	-
Net income (loss) available to common stockholders	$2,839	$(6,033)	$3,836	$4,091	$4,268

	At or For the Year Ended March 31,
	2010	2008	2007	2006	2005
Other Data:
Average interest-earning assets to average interest bearing liabilities	104.24%	105.41%	105.21%	104.86%	104.81%
Average interest rate spread during year	3.92	3.25	3.14	3.30	3.51
Non-performing assets to total assets	3.24	1.75	.33	.32	.14
Return on assets (ratio of net income to average total assets)	.67	(1.17)	.80	.92	1.04
Return on equity (ratio of net income to average total equity)	7.45	(14.57)	9.77	11.06	12.79
Equity-to-assets ratio (ratio of average equity to average assets)	9.02	8.03	8.18	8.36	8.16
Allowance for loan losses to loans receivable, net	1.58	1.25	.73	.77	.82
Allowance for loan losses to non-performing loans	55.29	78.70	313.30	234.16	503.57

Per Common Share Data: (3)
Net income (loss)-diluted	$0.65	$(1.39)	$0.87	$0.93	$.98
Book value	8.34	7.72	8.93	8.98	8.29
Dividends	0.00	.130	.260	.255	.225
Dividend payout ratio	---%	---%	29.22%	26.54%	22.13%
Number of full-service offices	11	11	10	10	9

____________________
(1)	Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2)	Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.
(3)	Per share data for the periods presented has been restated to reflect the 2-for-1 stock split declared on July 26, 2006, as applicable.

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

The primary factor contributing to our increase in net income for the fiscal year was the securities impairment related to our Fannie Mae and Freddie Mac preferred stock in the 2009 fiscal year that did not recur in the 2010 fiscal year. Additionally, we experienced a 23.9% increase in our net interest income for the current fiscal year compared to the prior fiscal year.

The primary factors contributing to the increase in net interest income for the fiscal year ended March 31, 2010 was an increase in the interest rate spread and the growth in interest-earning assets, primarily loans. The increased interest rate spread is primarily attributable to a reduction in the cost of our interest-bearing liabilities due to aggressive rate reductions by the Federal Reserve during the prior fiscal year. The aggressive rate reductions in the prior fiscal year resulted in a timing difference in the repricing of assets and liabilities. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

Utilization of brokered deposits and management’s emphasis on increasing low and no interest bearing transaction accounts has impacted the composition of our interest-bearing liabilities. Deposits were the primary source of funding during the fiscal year ended March 31, 2010. We acquired lower cost brokered deposits and low interest bearing transaction accounts during the fiscal year to fund the growth in our loans.  While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

Allowance for Loan Losses.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) that losses be accrued when they are probable of occurring and estimable and (ii) that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

The Corporation uses real estate appraisal, future cash flows or other appropriate methods to determine the value of impaired loans. With the use of these methods, the Corporation provides valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement. These loans were included in the allowance calculation as pools of loans in the general component with allocations based on historic charge-offs and qualitative factor adjustments deemed appropriate by management for these types of loans and their nonaccrual status.

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

Presented in the following table, as of March 31, 2010 and 2009, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits.  Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions.  The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position. The Board limit has been established as a minimum percentage of the Company’s net portfolio value. Our net portfolio values at March 31, 2010 were within the parameters set by the Board of Directors.  As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2010		March 31, 2009
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	NPV as % of Assets	$ Change in NPV	NPV as % of Assets
(Dollars in Thousands)
+200	7	(1,273)	11.3%	(4,234)	10.3%
+100	8	(142)	11.4	(1,852)	10.6
-0-	9	---	11.4	---	10.9
-100	8	(1,280)	11.2	840	11.1
-200	7	---	---	---	---

Generally, management strives to maintain a neutral position regarding interest rate risk.  In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products.  Management has taken action to counter this trend.  A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2010, approximately 76.4% of our gross loan portfolio consisted of loans which reprice during the life of the loan. We emphasize adjustable-rate mortgage loans and have increased our portfolio of short-term consumer loans.  Applications are taken and processed for customers seeking longer term fixed-rate mortgage loans, 15 to 30 years, with the loan being closed and retained by other organizations.

On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit.  We have also used Federal Home Loan Bank advances to provide funding for loan originations and to provide liquidity as needed.

In managing our asset/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest income than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe the increased net income that may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolio can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. We have established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that in the event of an adverse change in interest rates, our efforts to limit interest rate risk will be successful.

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

	Year Ended March 31,
	2010			2009			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$494,427	$28,009	5.66%	$458,265	$28,129	6.14%	$417,897	$30,248	7.24%
Investment securities and other investments	9,656	189	1.96%	20,172	563	2.79%	41,064	1,996	4.86%
Total interest-earning assets	504,083	28,198	5.59%	478,437	28,692	6.00%	458,961	32,244	7.03%
Non-interest earning assets	30,674			18,953			20,959
Total Assets	$534,757			$497,390			$479,920

Interest-Bearing Liabilities
Deposits	$382,504	7,149	1.87%	$355,599	10,497	2.95%	$337,608	12,354	3.66%
FHLB advances and other borrowings	101,072	932	0.92%	98,293	1,963	2.00%	98,636	4,624	4.69%
Total interest-bearing liabilities	483,576	8,081	1.67%	453,892	12,460	2.75%	436,244	16,978	3.89%
Non-interest bearing Liabilities	2,965			3,533			4,414
Total Liabilities	486,541			457,425			440,658
Stockholder’s equity	48,216			39,965			39,262
Total Liabilities and Stockholders’ Equity	$534,757			$497,390			$479,920
Net interest income		$20,117			$16,232			$15,266
Interest rate spread			3.92%			3.25%			3.14%
Net interest-earning assets/net yield on interest-earning assets	$20,507		3.99%	$24,545		3.39%	$22,717		3.33%
Percentage of interest-earning assets to interest-bearing liabilities	104.24%			105.21%			104.86%

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

	Year Ended March 31,
	2010 v. 2009			2009 v. 2008
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$2,049	$(2,169)	$(120)	$2,478	$(4,597)	$(2,119)
Investment securities and other investments	(206)	(168)	(374)	(583)	(850)	(1,433)
Total Interest-earning assets	$1,843	$(2,337)	$(494)	$1,895	$(5,447)	$(3,552)

Interest-Bearing Liabilities
Deposits	$503	$(3,851)	$(3,348)	$531	$(2,388)	$(1,857)
FHLB advances and other borrowings	25	(1,056)	(1,031)	(7)	(2,654)	(2,661)
Total interest-bearing liabilities	$528	$(4,907)	$(4,379)	$524	$(5,042)	$(4,518)
Net interest income			$3,885			$966

Financial Condition

Total assets increased $34.5 million, or 6.7%, to $547.2 million at March 31, 2010, primarily as a result of an increase in loans of $25.2 million. The increase in assets was funded by a $32.9 million, or 9.0%, increase in deposits. The increase in deposits is reflected primarily in increased transaction accounts of $16.5 million, money market accounts of $13.2 million and brokered time deposits of $12.3 million. Management believes the increase in transaction and money market deposits is primarily attributable to an increased emphasis on customer relationships, service and pricing. Management attributes the increase in loans receivable primarily to excellent customer service and competitive pricing on both mortgage and consumer loans.

The Hampton Roads region of the Bank experienced loan growth of $2.3 million, primarily commercial real estate loans, for the fiscal year ended 2010. The Shenandoah Valley region of the Bank had loan growth of approximately $23.0 million, primarily commercial real estate loans, secured lines of credit and home equity loans.

Asset quality is an important factor in the successful operation of a financial institution.  The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources.  At March 31, 2010, non-performing assets, consisting of non-performing loans, foreclosed real estate and repossessed automobiles, totaled $17.7 million, or 3.24% of total assets, compared to $9.0 million or 1.75% of total assets at March 31, 2009.   Non-performing assets at March 31, 2010 were comprised primarily of raw land, residential real estate loans 90 days or more and real estate owned.  Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.  Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

Stockholders' equity increased $2.7 million, or 5.8%, to $49.0 million at March 31, 2010 compared to $46.3 million at March 31, 2009. The increase was the result of earnings for the year ended March 31, 2010 offset by cash dividend payments on preferred stock.

Results of Operations

Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses.  Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years Ended March 31, 2010 and 2009

General.  Net income for the year ended March 31, 2010 was $3.6 million or $0.65 diluted earnings per common share compared to $(5.8) million or $(1.39) diluted earnings per common share for the year ended March 31, 2009. Net income increased due primarily to the securities impairment related to Fannie Mae and Freddie Mac preferred stock in the March 31, 2009 fiscal year and an increase in net interest income for the March 31, 2010 fiscal year.

Interest Income.  Total interest income decreased $494,000, or 1.7%, to $28.2 million for the year ended March 31, 2010 as compared to $28.7 million for the year ended March 31, 2009. The decrease in total interest income can be attributed to a decrease in the yield on interest earning assets offset by an increase in the average dollar volume of interest-earning assets, primarily $25.3 million in loans receivable. Average yields on total interest-earning assets decreased 0.41% from 6.00% in fiscal 2009 to 5.59% for the current fiscal year due primarily to a decrease in loans yields in a decreasing rate environment.

Interest Expense.  Total interest expense decreased $4.4 million, or 35.1%, to $8.1 million for the year ended March 31, 2010 from $12.5 million for the year ended March 31, 2009. The decrease in total interest expense is attributable to a decrease in the cost of interest-bearing liabilities offset by an increase in the average dollar volume in deposits of $26.9 million. The cost of funds decreased 1.08% from 2.75% for the year ended March 31, 2009 to 1.67% for the current year. The increase in deposit balances was due primarily to increases in transaction accounts for the current fiscal year.

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

In the current economic environment, management has considered the potential impact of subprime lending in certain areas of the national economy. These circumstances do not appear to have significantly impacted economic conditions in our market areas which to date remain stable. We have experienced increases in delinquency and charge-off rates but at levels generally less than our industry during the fiscal year ended March 31, 2010. We have maintained experienced and stable lending personnel during that period.

Based on management’s evaluation of these factors, the provision for loan losses decreased $254,000, or 5.9%, to $4.0 million for the fiscal year ended March 31, 2010 from $4.3 million for the fiscal year ended March 31, 2009. The loan loss allowance for specific impaired loans is dependent primarily on the value of the collateral relative to the outstanding loan balance. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary.  Management believes that the level of our loan loss allowance is adequate. As of March 31, 2010, the total allowance for loan losses amounted to $8.1 million.  At March 31, 2010, our allowance as a percentage of total loans receivable was 1.58% and as a percentage of total non-performing loans was 55.29%.

Noninterest Income.  Noninterest income increased $427,000, or 12.5%, to $3.9 million in fiscal 2009 as compared to $3.3 million for the year ended March 31, 2008. The increase in noninterest income was primarily due to secondary mortgage loan fees. The increase in Other income is due to the sale of Fannie Mae and Freddie Mac preferred stock which was Other Than Temporarily Impaired in the previous fiscal year.

	Fiscal 2009	Fiscal 2008	Change

Loan fee income	$920,013	$641,952	$278,061
Deposit fee income	2,379,771	2,394,740	(14,969)
Other	550,421	386,158	164,263
Total noninterest income	$3,850,205	$3,422,850	$427,355

Noninterest Expense.  Total noninterest expense increased $1.5 million, or 11.5%, to $15.0 million for the year ended March 31, 2010 from $13.5 million for the year ended March 31, 2009, due primarily to increased compensation expense of $584,000 and increased deposit insurance expense of $781,000 due to premium increases. The increase in compensation expenses is related to merit pay increases and additional loan personnel. The increase in other expenses is primarily due to the increase in nonperforming assets and related collection expenses.

Taxes.  Total taxes increased $5.1 million to $1.3 million during the year ended March 31, 2010 from $(3.8) million during fiscal 2009. The effective tax rate for the year ended March 31, 2010 was 27.3%. Income taxes for the March 31, 2010 fiscal year includes a historic tax credit of $483,000.

Comparison of Years Ended March 31, 2009 and 2008

General.  Net loss for the year ended March 31, 2009 was $(5.8) million or $(1.39) diluted earnings per common share compared to $3.8 million income or $0.87 diluted earnings per common share for the year ended March 31, 2008. Net income decreased due primarily to securities impairment related to Fannie Mae and Freddie Mac preferred stock and an increase in our provision for loan losses.

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

Provision for Loan Losses. We experienced moderate increases in delinquency and charge-off rates but at levels generally less than our industry during the fiscal year ended March 31, 2009. We maintained experienced and stable lending personnel during that period. We also evaluated our risk in certain lending areas and reduced our exposure in automobile lending by $7.6 million.

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

	Fiscal 2009	Fiscal 2008	Change

Loan fee income	$641,952	$655,548	$(13,596)
Deposit fee income	2,394,740	2,351,277	43,463
Other	386,158	336,211	49,947
Total noninterest income	$3,422,850	$3,343,036	$79,814

Noninterest Expense.  Total noninterest expense increased $1.2 million, or 9.4%, to $13.4 million for the year ended March 31, 2009 from $12.3 million for the year ended March 31, 2008, due primarily to increased compensation expense of $416,000, increased deposit insurance expense of $289,000 due to rate increases and information technology purchases of $89,000. The increase in compensation expenses is related to merit pay increases and the one additional branch location. The increase in data processing is related to software and computer hardware purchases. The increase in occupancy expense is due to inclement weather and equipment purchases.

Taxes.  Total taxes decreased $5.6 million to $(3.8) million during the year ended March 31, 2009 from $1.9 million during fiscal 2008.

Liquidity and Capital Resources

Liquidity represents our ability to meet our on-going funding requirements for contractual obligations, the credit needs of customers, withdrawal of customers' deposits and operating expenses Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, proceeds from the sale of loans and funds provided from operations.  Management maintains investments in liquid assets based upon its assessment of (i) our need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. .

Our dominant source of funds during the year ended March 31, 2010 was from deposits which increased by $32.9 million. Our cash increased $2.9 million from $2.5 million at March 31, 2009 to $5.4 million at March 31, 2010.

At March 31, 2010, we had commitments to purchase or originate $5.2 million of loans.   Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $225.9 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

At March 31, 2010, we had tangible and core capital of 8.90% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%.   We also had risk-based capital of 11.25% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered “well capitalized” as of March 31, 2010. Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2010, we have not participated in any unconsolidated entities or financial partnerships, often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 14 of the Consolidated Financial Statements contained in Item 8 of this report.

The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2010.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$844,839	$195,141	$336,628	$117,320	$195,750
Long-Term Debt	---	---	---	---	---
Total	$844,839	$195,141	$336,628	$117,320	$195,750

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements implemented by us during fiscal 2010 and new pronouncements which will be implemented in the future, see “Summary of Accounting Policies” in our Consolidated Financial Statements contained in Item 8 of this report.

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

Contents

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Community Financial Corporation and Subsidiary’s internal control over financial reporting as of March 31, 2010 included in Management’s Annual Report on the Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
June 28, 2010

50 South Cameron Street
P.O. Box 2560
Winchester, VA 22604
(540) 662-3417             Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia
FAX (540) 662-4211           Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2010	2009

Assets

Cash (including interest bearing deposits of $3,824,672
and $512,258)	$5,374,665	$2,482,182
Securities
Held to maturity (fair value approximates $1,698,155
and $1,711,187)	1,698,000	1,700,010
Available for sale, at fair value	73,397	207,347
Restricted investment in Federal Home Loan Bank stock, at cost	6,183,600	5,238,600
Loans receivable, net of allowance for loan losses of
$8,052,875 and $5,955,847	502,125,963	476,950,379
Real estate owned, net of valuation allowance of $1,052,569 and $608,002	3,182,419	1,400,192
Property and equipment, net	8,920,769	8,351,679
Accrued interest receivable	2,128,611	1,976,475
Prepaid expenses and other assets	17,492,388	14,416,972

Total assets	$547,179,812	$512,723,836

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$398,420,330	$365,505,504
Borrowings	96,250,000	95,000,000
Securities sold under agreements to repurchase	845,503	1,475,594
Advance payments by borrowers for taxes and insurance	192,360	179,575
Other liabilities	2,459,744	4,226,600

Total liabilities	498,167,937	466,387,273

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value,
authorized 3,000,000 shares, 12,643 outstanding	12,643,000	12,643,000
Common stock, $.01 par value, 10,000,000 authorized
shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(448,337)	(568,973)
Additional paid-in capital	5,577,958	5,569,558
Retained earnings	31,259,441	28,420,439
Accumulated other comprehensive (loss), net	(666,957)	(374,231)

Total stockholders’ equity	49,011,875	46,336,563

Total liabilities and stockholders’ equity	$547,179,812	$512,723,836
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations

Year Ended March 31,	2010	2009	2008

Interest and dividend income
Loans	$28,009,388	$28,128,744	$30,247,693
Investment securities	49,114	102,707	827,673
Other investments	139,862	460,431	1,168,394

Total interest and dividend income	28,198,364	28,691,882	32,243,760

Interest expense
Deposits	7,149,169	10,497,223	12,354,281
Borrowed money	932,177	1,962,933	4,623,819

Total interest expense	8,081,346	12,460,156	16,978,100

Net interest income	20,117,018	16,231,726	15,265,660

Provision for loan losses	4,031,454	4,285,389	624,717

Net interest income after provision for
loan losses	16,085,564	11,946,337	14,640,943

Noninterest income
Service charges, fees and commissions	3,299,784	3,036,692	3,006,825
Other	550,421	386,158	336,211
Other-than-temporary impairment of equity securities	-	(11,535,669)	-

Total noninterest income	3,850,205	(8,112,819)	3,343,036

Noninterest expense
Compensation and employee benefits	8,292,343	7,708,019	7,291,661
Occupancy	1,719,320	1,537,291	1,450,116
Data processing	1,486,174	1,495,990	1,406,813
Advertising	490,110	477,852	438,815
Professional fees	361,690	556,117	448,725
Deposit insurance	1,108,652	327,523	38,851
Other	1,536,503	1,346,559	1,217,551

Total noninterest expense	14,994,792	13,449,351	12,292,532

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations
(continued)

Year Ended March 31,	2010	2009	2008

Income (loss) before income taxes	$4,940,977	$(9,615,833)	$5,691,447

Income tax expense (benefit)	1,349,189	(3,792,549)	1,855,625

Net income (loss)	3,591,788	(5,823,284)	3,835,822

Amortization of discount on preferred stock	(120,636)	(34,180)	-

Cumulative dividends on preferred stock	(632,150)	(176,334)	-

Net income (loss) available to common
Stockholders	$2,839,002	$(6,033,798)	$3,835,822

Earnings (loss) per common share
Basic	$0.65	$(1.39)	$0.89
Diluted	$0.65	$(1.39)	$0.87
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary
Consolidated Statements of Stockholders' Equity

							Accumulated
				Discount on	Additional		Other Compre-	Total
	Preferred	Common		Preferred	Paid-in	Retained	hensive Income	Stockholders’
	Stock	Stock	Warrants	Stock	Capital	Earnings	(Loss), Net	Equity

Balance, March 31, 2007	$-	$42,957	$-	$-	$5,097,321	$32,277,332	$1,152,802	$38,570,412
Comprehensive income:
Net income	-	-	-	-	-	3,835,822	-	3,835,822
Change in unrealized gain (loss) on available for sale securities, net of tax	-	-	-	-	-	-	(2,888,476)	(2,888,476)
Pension liability adjustment, net of tax
	-	-	-	-	-	-	12,798	12,798
Total comprehensive income								960,144
Cash dividends on common stock, $.260 per share	-	-	-	-	-	(1,120,639)	-	(1,120,639)
Exercise of stock options	-	483	-	-	375,042	-	-	375,525
Repurchase of common stock	-	(80)	-	-	(80,659)	-	-	(80,739

Balance, March 31, 2008	-	43,360	-	-	5,391,704	34,992,515	(1,722,876)	38,704,703
Comprehensive loss:
Net loss	-	-	-	-	-	(5,823,284)	-	(5,823,284)
Change in unrealized loss on available for sale securities, net of tax	-	-	-	-	-	-	1,353,616	1,353,616
Pension liability adjustment, net of tax
	-	-	-	-	-	-	(4,971)	(4,971)
Total comprehensive loss								(4,474,639)
Cash dividends on common stock, $0.13 per share
	-	-	-	-	-	(565,814)	-	(565,814)
Preferred stock issuance	12,643,000	-	603,153	(603,153)	-	-	-	12,643,000
Reduction due to change in pension measurement date, net of tax	-	-	-	-	-	(50,464)	-	(50,464)
Amortization of discount on preferred stock	-	-	-	34,180	-	(34,180)	-	-
Dividend on preferred stock	-	-	-	-	-	(98,334)	-	(98,334)
Stock-based compensation expense	-	-	-	-	6,826	-	-	6,826
	-	-	-	-
Exercise of stock options	-	257	-	-	171,028	-	-	171,285

Balance, March 31, 2009	12,643,000	43,617	603,153	(568,973)	5,569,558	28,420,439	(374,231)	46,336,563

Comprehensive income:
Net income	-	-	-	-	-	3,591,788	-	3,591,788
Pension liability adjustment, net of tax	-	-	-	-	-	-	(292,726)	(292,726)
Total comprehensive income								3,299,062
Amortization of discount on preferred stock
	-	-	-	120,636	-	(120,636)	-	-
Stock-based compensation	-	-	-	-	8,400	-	-	8,400
Dividend on preferred stock	-	-	-	-	-	(632,150)	-	(632,150)
Balance, March 31, 2010	$12,643,000	$43,617	$603,153	$(448,337)	$5,577,958	$31,259,411	$(666,957)	$49,011,875
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2010	2009	2008

Operating activities
Net income (loss)	$3,591,788	$(5,823,284)	$3,835,822
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Provision for loan losses	4,031,454	4,285,389	624,717
Depreciation	603,873	585,777	613,008
Stock-based compensation expense	8,400	6,826	-
Amortization of premium and accretion
of discount on securities, net	10	207	5,758
Decrease in net deferred loan
origination costs Securities impairment	30,912 -	193,534 11,535,669	115,508 -
Deferred income tax expense (benefit)	1,778,645	(5,851,976)	(155,330)
(Increase) decrease in other assets	(4,826,785)	420,522	(532,555)
Increase (decrease) in other liabilities	(2,226,209)	1,430,351	(288,591)

Net cash provided by operating activities	2,992,088	6,783,015	4,218,337

Investing activities
Proceeds from maturities of held to
maturity securities	1,500,000	4,840,000	21,140,000
Proceeds from redemption of available
for sale securities	133,950	-	28,852
Purchase of held to maturity securities	(1,498,000)	(3,600,000)	(500,000)
Net increase in loans	(33,469,313)	(46,384,656)	(39,508,792)
Purchase of property and equipment	(1,172,963)	(1,013,975)	(515,218)
Proceeds from sale of real estate owned	2,449,136	1,321,568	435,767
Purchase of FHLB stock	(945,000)	(27,800)	(388,700)

Net cash (used in)
investing activities	(33,002,190)	(44,864,863)	(19,308,091)

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(continued)

Year Ended March 31,	2010	2009	2008

Financing activities
Net increase in certificates of deposit	$3,218,975	$10,491,810	$21,090,110
Net increase (decrease) in savings and
checking deposits	29,695,851	4,282,860	(896,980)
Proceeds from issuance of common stock	-	171,285	375,525
Proceeds from issuance of preferred stock	-	12,643,000	-
Repurchase of common stock	-	-	(80,739)
Increase (decrease) in securities sold under
agreements to repurchase	(630,091)	(1,358,818)	1,094,722
Dividends paid	(632,150)	(664,148)	(1,120,639)
Net change in borrowings	1,250,000	(1,000,000)	7,000,000

Net cash provided by financing activities	32,902,585	24,565,989	27,461,999

Increase (decrease) in cash and cash
equivalents	2,892,483	(13,515,859)	12,372,245

Cash and cash equivalents – beginning of year	2,482,182	15,998,041	3,625,796

Cash and cash equivalents – end of year	$5,374,665	$2,482,182	$15,998,041

Supplemental Disclosure of Cash Flow
Information

Cash payments of interest expense	$9,827,121	$12,891,364	$17,409,308

Cash payments of income taxes	$2,852,283	$1,307,487	$1,806,188

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Net change in unrealized gain (loss) on
securities available for sale	$-	$2,180,606	$(4,658,833)

Pension liability adjustment	$(472,138)	$(8,019)	$14,788

Transfers from loans to real estate acquired
through foreclosure	$4,231,363	$2,129,151	$847,164
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

Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of real estate owned, and the fair value of financial instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold.

Securities

Securities may be classified as either trading, held to maturity or available for sale.  Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available for sale securities consist of

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Securities (continued)

securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses on available for sale securities are excluded from operations and reported in accumulated other comprehensive income (loss).  Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method.  Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Impairment of securities occurs when the fair value of a security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Corporation intends to sell the security or (ii) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis.  If, however, the Corporation does not intend to sell the security and it is not more-than-likely that the Corporation will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is no credit loss, there is no other-than-temporary impairment.  If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining  portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on the Corporation's ability and intent to hold the investment until a recovery of the fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in income.

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

The Corporation uses real estate appraisal, future cash flows or other appropriate methods to determine the value of impaired loans. With the use of these methods, the Corporation provides valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.  Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral.  Evaluation of impairment requires judgment and estimates, management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.  These loans were included in the allowance calculation as pools of loans in the general component with allocations based on historic charge-offs and qualitative factor adjustments deemed appropriate by management for these types of loans and their nonaccrual status.

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefit in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Earnings Per Common Share

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.

Stock-Based Compensation Plan

The Corporation recognizes the costs resulting from all share-based payments in the financial statements.  Share-based compensation is estimated at the date of grant using the Black-Scholes option valuation model for determining fair value.  The cost is recognized over the period the employee is required to provide services for the award.

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

Fair Value Measurements

Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect estimates.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB Accounting Standards Codification (ASC) as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Corporation adopted new guidance impacting FASB Topic 805: Business Combinations (“Topic 805”) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 12 of the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (“Topic 820”). This provides additional guidance for estimating fair value when the volume and  level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Corporation did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Corporation’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820 (“Fair Value Measurements and Disclosures – Overall). This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period after issuance and had no impact on the Corporation’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Corporation does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 (ASU 2010-01), “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force.” ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The Corporation does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-02 (ASU 2010-02), “Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The Corporation does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Corporation adopted the new guidance in 2010 with no impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Corporation does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Corporation does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Corporation does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Corporation does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.   Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2010
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$1,500,000	$2,655	$2,500	$1,500,155

Other	198,000	-	-	198,000
	1,698,000	2,655	2,500	1,698,155
Available for Sale

Equity securities	73,397	-	-	73,397

	$1,771,397	$2,655	$2,500	$1,771,552

March 31, 2009
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$1,500,000	$10,595	$-	$1,510,595

State and municipal obligations	200,010	582	-	200,592
	1,700,010	11,177	-	1,711,187
Available for Sale

Equity securities	207,347	-	-	207,347

	$1,907,357	$11,177	$-	$1,918,534

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.   Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2010, by contractual maturity, are as follows:

		Estimated Market Value
	Amortized Cost

Held to Maturity

Due in one year or less	$198,000	$198,000
Due in one through five years	1,500,000	1,500,155
	1,698,000	1,698,155

Available for Sale

Equity securities	73,397	73,397

	$1,771,397	$1,771,552

Securities having a market value of $1,500,155 and $1,009,710 at March 31, 2010 and 2009, respectively, were pledged by the Corporation for purposes required by law.

The Corporation had no securities with gross unrealized losses at March 31, 2009.  Information pertaining to securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and
agency obligations	$2,500	$997,500	$-	$-

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

1.    Securities (continued)
United States government and agency obligations.  The unrealized loss on the one investment in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of this investment does not permit the issuer to settle at a price less than the amortized cost bases of the investment.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2010.

During the year ended March 31, 2009 due to the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Corporation recorded an other-than-temporary impairment (OTTI) charge with respect to the Fannie Mae and Freddie Mac preferred stock it owned of $11.5 million. The OTTI charge was based on the closing quoted stock market values on March 31, 2009. The Corporation used guidance in ASC 320, Investments – Debt and Equity Securities, to determine the OTTI.

The Corporation's investment in FHLB stock totaled $6,183,600 at March 31, 2010.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB's temporary suspension of repurchases of excess capital stock in 2009, we do not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

2.   Loans Receivable, Net

Loans receivable are summarized as follows:

March 31,	2010	2009

Residential real estate	$144,951,059	$140,063,979
Commercial real estate	171,805,427	154,781,353
Construction	63,806,643	62,887,605
Commercial business	53,402,539	53,436,237
Consumer	91,412,757	85,968,679
	525,378,425	497,137,853
Less:
Loans in process	16,158,845	15,221,797
Deferred loan (costs), net	(959,258)	(990,170)
Allowance for loan losses	8,052,875	5,955,847
	23,252,462	20,187,474
	$502,125,963	$476,950,379

Loans serviced for others amounted to approximately $236,639 and $294,357 at March 31, 2010 and 2009, respectively.  The loans are not included in the accompanying consolidated balance sheets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

2.    Loans Receivable, Net (continued)

A summary of the allowance for loan losses is as follows:
Year Ended March 31,	2010	2009	2008

Balance at beginning of year	$5,955,847	$3,214,771	$3,078,397
Provision for loan loss	4,031,454	4,285,389	624,717
Loans charged-off	(2,105,988)	(1,682,067)	(623,055)
Recoveries of loans previously charged-off	171,562	137,754	134,712
Balance at end of year	$8,052,875	$5,955,847	$3,214,771

Impaired loans with a valuation allowance totaled $11,209,986 and $9,792,151 at March 31, 2010 and 2009, respectively.  The valuation allowance related to these impaired loans was $3,878,534 and $1,873,646 at March 31, 2010 and 2009, respectively.  Impaired loans without a valuation allowance totaled $3,713,249 and $28,771 as of March 31, 2010 and 2009, respectively.

The average investment in impaired loans for the years ended March 31, 2010, 2009 and 2008 totaled $13,392,119, $2,784,423 and $871,220, respectively.  No interest income was recognized on these loans.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  At March 31, 2010, the Corporation had $3,458,156 of mortgage loans and $255,093 of consumer loans that were modified in troubled debt restructurings and impaired.

Nonaccrual loans excluded from impaired loan disclosure amounted to $7,487,929, $3,050,662 and $1,026,298 at March 31, 2010, 2009 and 2008, respectively.  If interest on these loans had been accrued, such income would have approximated $668,028, $222,629 and $44,880 for the years ended March 31, 2010, 2009 and 2008, respectively.

3.   Property and Equipment

Property and equipment are summarized as follows:

March 31,	2010	2009

Buildings	$8,848,863	$7,867,829
Land and improvements	2,662,512	2,843,628
Furniture and equipment	5,881,673	5,363,503
Construction in progress	3,500	157,923
	17,396,548	16,232,883
Less accumulated depreciation and amortization	8,475,779	7,881,204
Property and equipment, net	$8,920,769	$8,351,679

Depreciation expense for the years ended March 31, 2010, 2009 and 2008 amounted to $603,873, $585,777 and $613,008, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.   Deposits

Deposits are summarized as follows:

March 31,	2010	2009

Demand deposits
Noninterest bearing	$28,465,460	$25,445,489
Savings accounts	31,586,397	27,320,324
NOW accounts	40,378,534	31,180,035
Money market deposit accounts	38,465,825	25,254,517

Total demand deposits	138,896,216	109,200,365

Time deposits	259,524,114	256,305,139

	$398,420,330	$365,505,504

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $98,256,051 and $82,222,204 at March 31, 2010 and 2009, respectively.

Time deposits mature as follows:

Year Ending March 31,

2011	$225,925,134
2012	13,447,344
2013	8,270,023
2014	5,097,565
2015	6,784,048

$259,524,114

At March 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $75,906 and $88,493, respectively.

Brokered deposits totaled $22,468,768 and $10,187,193 at March 31, 2010 and 2009, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

4.   Deposits (continued)

Interest expense on deposits is summarized as follows:

Year Ended March 31,	2010	2009	2008

Time deposits	$6,246,167	$9,569,305	$11,300,885
Money market deposit and NOW accounts	633,449	602,623	686,406
Savings	269,553	325,295	366,990

	$7,149,169	$10,497,223	$12,354,281

5.   Fair Value Measurements

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Corporation's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date  under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy
In accordance with this guidance, the Corporation groups financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2010:
Available-for-sale securities	$73,397	$-	$73,397	$-

March 31, 2009:
Available-for-sale securities	$207,347	$-	$207,347	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Corporation to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan,  the fair value of the collateral or discounted cash flow analyses.  Fair value is

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.   Fair Value Measurements (continued)

Impaired Loans (continued): typically measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate  or  business  assets  including  equipment,  inventory,  and  accounts  receivable.  The  vast  majority  of  the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Loans valued using discounted cash flow analyses are considered Level 3.  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Real Estate Owned: Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions.  Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset or repossession as nonrecurring Level 3.

The following table summarizes the Corporation’s assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Assets
Impaired loans net of
valuation allowance	$7,331,452	$-	$-	$7,331,452
Real estate owned	$3,182,419	$-	$855,000	$2,327,419

March 31, 2009
Assets
Impaired loans net of
valuation allowance	$7,918,505	$-	$-	$7,918,505
Real estate owned	$1,400,192	$-	$889,215	$510,977

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

5.   Fair Value Measurements (continued)

The estimated fair values of the Corporation's financial instruments are as follows:

March 31,	2010		2009
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,375	$5,375	$2,482	$2,482
Securities	1,771	1,772	1,907	1,919
Federal Home Loan Bank stock, restricted	6,184	6,184	5,239	5,239
Loans, net	502,126	514,522	476,950	487,788
Accrued interest receivable	2,129	2,129	1,976	1,976

Financial liabilities
Deposits	$398,420	$403,330	$365,506	$373,896
Borrowings	96,250	96,550	95,000	95,164
Securities sold under agreements to repurchase	846	846	1,476	1,476
Accrued interest payable	148	148	1,894	1,894

Accounting guidance excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

Notes to Consolidated Financial Statements
(continued)

5.    Fair Value of Financial Instruments (continued)

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit were deemed immaterial.

6.   Borrowings

Advances from the Federal Home Loan Bank and other borrowings are summarized as follows:

Due in year ending March 31,

2011	$96,250,000

The weighted average interest rate on borrowings was 0.90% and 1.00% at March 31, 2010 and 2009, respectively.  The fixed-rate FHLB advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement.  Value of this collateral as of March 31, 2010 was $135,864,031.

Information related to borrowing activity of the borrowings is as follows:

Year Ended March 31,	2010	2009	2008

Maximum amount outstanding during the year	$117,625,000	$113,000,000	$105,000,000

Average amount outstanding during the year	$100,477,527	$96,204,110	$96,049,162

Average interest rate during the year	0.92%	2.02%	4.75%

During the year ended March 31, 2009, the Corporation became non-compliant on a line of credit of $5 million due to being less than “well capitalized” related to the OTTI charge on its Fannie Mae and Freddie Mac preferred stock. The Corporation has entered into a Waiver and Loan Modification agreement with the lender to waive the previous non-compliance violations and has agreed to quarterly principal payments of $125,000.  The term of the loan has been extended to October 30, 2010.  The balance remaining to be paid on this line of credit was $250,000 at March 31, 2010.  The Company also regained “well capitalized” status subsequent to the OTTI charge and was in compliance with all loan covenants at March 31, 2010.

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

The following is a summary of certain information regarding the Corporation’s repurchase agreements:

Year Ended March 31,	2010	2009	2008

Balance at end of year	$845,503	$1,475,594	$2,834,412

Weighted average interest rate during the year	1.01%	1.00%	2.54%

Average amount outstanding during the year	$1,080,290	$2,089,259	$2,586,392

Maximum amount outstanding at any month end
during the year	$1,694,704	$3,010,248	$3,921,662

8.   Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2010	2009

Deferred tax assets
Allowance for losses	$3,060,093	$2,263,222
Deferred compensation	724,071	645,857
Securities impairment	1,121,824	4,383,585
Pension	342,281	42,003
Real estate owned	512,662	251,580
Nonaccrual interest	303,303	84,599

	6,064,234	7,670,846

Deferred tax liabilities
Depreciable assets	(179,926)	(187,305)

Net deferred tax asset	$5,884,308	$7,483,541

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

8.   Income Taxes (continued)

In accordance with ASC 740, Income Taxes, the Corporation was unable to recognize the deferred tax benefit related to the OTTI charge on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008.  Tax laws in effect at September 30, 2008 characterized the loss as a capital loss.  The Company did not have sufficient capital gain income to offset the loss and therefore set up a valuation allowance related to the capital loss.  Subsequent to the September 30, 2008 quarter, the U.S. Congress passed the Emergency Economic Stabilization Act which re-characterized the OTTI loss on the Company’s Fannie Mae and Freddie Mac preferred stock to ordinary from capital for tax purposes. The tax benefit related to this loss of $11.5 million based on the Company’s approximate income tax rate of 38% was $4.4 million.  Therefore the Company recognized the deferred tax asset during the quarter ended December 31, 2008, the period of enactment, as required by ASC 740.  The Company also determined that it had sufficient taxable income available in carryback years and probable future taxable income to fully recognize the deferred tax asset.  The deferred tax asset related to the OTTI loss was $1.1 million and $4.4 million at March 31, 2010 and 2009, respectively.  During the year ended March 31, 2010, the Corporation sold and therefore realized losses for tax purposes on a portion of the preferred stock.

The provision (benefit) for income taxes charged to operations for the years ended March 31, 2010, 2009 and 2008, consists of the following:

Year Ended March 31,	2010	2009	2008

Current	$(429,456)	$2,059,427	$2,010,955
Deferred	1,778,645	(5,851,976)	(155,330)

	$1,349,189	$(3,792,549)	$1,855,625

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2010	2009	2008

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	3.7	4.2	3.0
Non-taxable interest and dividend received deduction	-	0.5	(2.8)
Bank-owned life insurance	(1.8)	0.9	(1.5)
Rehabilitation tax credit	(9.8)	-	-
Other	1.2	(0.2)	(0.1)

	27.3%	39.4%	32.6%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

9.   Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized as follows:
Year Ended March 31,	2010	2009	2008

Net income (loss)	$3,591,788	$(5,823,284)	$3,835,822
Other comprehensive income (loss), net of tax:
Unrealized holding (loss) arising during the period	-	(2,180,606)	(4,658,833)
Pension liability adjustment	(472,138)	(8,019)	14,788
Income tax (expense) benefit related to items of other comprehensive income	179,412	(823,942)	1,768,367
Total other comprehensive income (loss), net of tax	(292,726)	1,348,645	(2,875,678)

Total comprehensive income (loss)	$3,299,062	$(4,474,639)	$960,144

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

March 31,	2010	2009

Pension liability adjustment	$(1,075,737)	$(603,599)
Tax effect	408,780	229,368

Net-of-tax amount	$(666,957)	$(374,231)

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

Notes to Consolidated Financial Statements
(continued)

10.   Stockholders’ Equity and Regulatory Capital Requirements (continued)

The following table represents the Bank's regulatory capital levels, relative to the OTS requirements applicable at that date:

	Amount	Percent	Actual	Actual	Excess
March 31, 2010	Required	Required	Amount	Percent	Amount
(In Thousands)

Tangible Capital	$8,252	1.50%	$48,965	8.90%	$40,713
Core Capital	22,005	4.00	48,965	8.90	26,960
Risk-based Capital	37,793	8.00	53,129	11.25	15,336

	Amount	Percent	Actual	Actual	Excess
March 31, 2009	Required	Required	Amount	Percent	Amount

Tangible Capital	$7,743	1.50%	$46,771	9.06%	$39,028
Core Capital	20,649	4.00	46,771	9.06	26,122
Risk-based Capital	35,456	8.00	49,523	11.17	14,067

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

Notes to Consolidated Financial Statements
(continued)

10.   Stockholders’ Equity and Regulatory Capital Requirements (continued)

On December 19, 2008, the Corporation received an investment from the U.S. Treasury Department ("the Treasury") of $12,643,000 in the form of 5% cumulative preferred stock.  The Corporation also issued a warrant to purchase 351,194 shares of common stock at $5.40 per share to the Treasury.  This investment was part of the Treasury's Capital Purchase Plan.  The preferred stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  The preferred stock is generally nonvoting.  The warrant is immediately exercisable.

11.   Earnings Per Common Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation’s stock may be repurchased. 8,074 shares were repurchased during the fiscal year ended March 31, 2008.  No shares were repurchased during the fiscal years ended March 31, 2010 or 2009.

Earnings per common share is calculated as follows:

Year Ended March 31,	2010	2009	2008

Basic earnings (loss) per common share

Income (loss) available to common shareholders	$2,839,002	$(6,033,798)	$3,835,822

Weighted average shares outstanding	4,361,658	4,355,909	4,305,445

Basic earnings (loss) per common share	$0.65	$(1.39)	$0.89

Diluted earnings (loss) per common share

Income (loss) available to common shareholders	$2,839,002	$(6,033,798)	$3,835,822

Weighted average shares outstanding	4,361,658	4,355,909	4,305,445

Dilutive effect of stock options	468	-	93,576

Total weighted average shares outstanding	4,362,126	$4,355,909	$4,399,021

Diluted earnings (loss) per common share	$0.65	$(1.39)	$0.87

During the years ended March 31, 2010, 2009 and 2008, stock options and warrants representing 307,200 shares, 499,447 shares and 142,000 shares, respectively, on average were not included in the calculation of earnings per share because their effect would have been antidilutive.

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

March 31,	2010	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$3,683,909	$3,422,890	$2,956,892
Service cost	306,260	412,726	345,315
Interest cost	238,195	262,757	182,931
Actuarial (gain) loss	423,500	(81,231)	(32,329)
Benefits paid	(81,579)	(333,233)	(29,919)

Benefit obligation at end of year	4,570,285	3,683,909	3,422,890

Change in plan assets:
Fair value of plan assets at beginning of year	3,571,818	3,697,356	2,530,479
Actual return on plan assets	177,750	207,695	130,956
Employer contribution	-	-	1,065,840
Benefits paid	(81,759)	(333,233)	(29,919)

Fair value of plan assets at end of year	3,667,809	3,571,818	3,697,356

Funded status	$(902,296)	$(112,091)	$274,466

Amounts recognized in the balance sheet: Other assets	$-	$-	$274,466
Other liabilities	902,296	112,091	-

Amounts recognized in accumulated other comprehensive (loss):
Net (loss)	$(1,075,737)	$(603,599)	$(595,580)

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.   Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $3,169,588, $2,554,868 and $2,358,379 as of March 31, 2010, 2009 and 2008, respectively.

Year Ended March 31,	2010	2009	2008

Components of net periodic pension cost:

Service cost	$306,260	$412,726	$345,315
Interest cost	238,195	262,757	182,931
Expected return on plan assets	(246,153)	(320,873)	(175,740)
Recognized net actuarial loss	19,765	23,926	27,243
Net periodic benefit cost	318,067	378,536	379,749

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss (gain)	472,138	8,019	(14,788)
Deferred income tax expense (benefit)	(179,412)	(3,048)	1,990
Total recognized in other comprehensive (income) loss	292,726	4,971	(12,798)

Total recognized in net periodic benefit cost and
other comprehensive (income) loss	$610,793	$383,507	$366,951

Year Ended March 31,	2009

Adjustment to retained earnings due to change
in measurement date:
Service cost	$87,669
Interest cost	53,011
Expected return on plan assets	(64,175)
Recognized net actuarial loss	4,888
Detailed income tax (benefit)	(30,929)
Net periodic benefit cost	$50,464

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2010	2009	2008

Weighted average discount rate	6.00%	6.50%	6.25%
Increase in future compensation levels	4.00%	4.00%	4.00%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.   Employee Benefit Plans (continued)

The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2010	2009	2008

Weighted average discount rate	6.00%	6.25%	6.00%

Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

Increase in future compensation levels	4.00%	4.00%	4.00%

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

	Fair Value Measurements at March 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and due from broker	$91,459	$91,459	$-	$-
Equities	242,718	242,718	-	-
Fixed income	2,817,639	2,817,639	-	-
Other	516,033	516,033	-	-
				-
Total	$3,667,809	$3,667,809	$-	$-

Funds are invested in the general asset of Minnesota Life which seeks to provide income while providing safety of principal.  Principal and interest earnings are guaranteed by Minnesota Life.  Investments are primarily in long-term bonds and mortgages with no single asset representing more than 0.5 percent.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

12.   Employee Benefit Plans (continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at March 31, 2010 and 2009, by asset category are as follows:

March 31,	2010	2009

Fixed income securities	80%	77%
Equity securities	7%	8%
Cash	3%	5%
Other	10%	10%
	100%	100%

Funds are invested in a participation guarantee contract of the selected insurance company.  The funds are in the general assets of the guaranteeing company which are primarily long-term bonds and long-term mortgages.  Funds are guaranteed by the insurance company against failed investments.  Interest is credited annually to the funds.

The Corporation expects to contribute $400,000 to its pension plan during the year ending March 31, 2010.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2011	$110,606
2012	130,935
2013	152,672
2014	210,431
2015	225,291
2016-2020	1,483,095

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

The contributions to the Plan are discretionary and are determined by the Board of Directors.  The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions

Profit-sharing expenses were approximately $195,000, $172,000 and $181,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the director or officer.  The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced.  The deferred compensation expense for the years ended March 31, 2010, 2009, and 2008, based on the present value of the retirement benefits, was $215,000, $438,000 and $371,000, respectively.  The deferred compensation liability was $1,905,000 and $1,667,000 at March 31, 2010 and 2009, respectively.  The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.   Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees.  All options are exercisable at end of year.

The following table summarizes options outstanding:

Year Ended March 31,	2010
		Weighted -
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at
beginning of year	380,200	$8.41

Granted	7,500	3.68
Forfeited	(73,000)	5.35
Exercised	-	-

Outstanding at end of year	314,700	8.66	$-

Exercisable at end of year	314,700	8.66	$-

Weighted average fair value of options granted		$1.12

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

13.   Stock Option Plan (continued)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2010.  This amount changes based on changes in the market value of the Corporation's stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended March 31,	2010
Dividend yield	2.25%
Expected life	10 years
Expected volatility	30.84%
Risk-free interest rate	2.48%

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical experience.  The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

Options Outstanding and Exercisable
Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Price	Number	Life (in Years)	Price
$ 3.68 - $ 7.43 $ 8.75 - $ 9.40	96,500 116,200	2.62 3.69	5.21 9.32
$10.90-$11.22	102,000	5.13	11.17

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

Notes to Consolidated Financial Statements
(continued)

14.   Commitments and Contingencies (continued)

At March 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
March 31,	2010	2009
(In Thousands)

Commitments to grant loans	$5,192	$17,807
Unfunded commitments under lines of credit	30,249	31,644
Standby letters of credit	1,783	2,794

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

Notes to Consolidated Financial Statements
(continued)

14.   Commitments and Contingencies (continued)

Leases

The Corporation is obligated under several noncancellable operating leases.  Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2011	$195,141
2012	185,719
2013	150,909
2014	73,820
2015	43,500
Thereafter	195,750

$844,839

Total lease expense was approximately $201,022, $194,000 and $182,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

The Corporation maintains its cash accounts in several correspondent banks.  As of March 31, 2010, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $1,426,000.

15.   Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  At March 31, 2010 and 2009, these loans totaled $828,285 and $826,872, respectively.  During the year ended March 31, 2010, total principal additions were $79,300 and total principal payments were $77,887.

Deposits from related parties held by the Corporation at March 31, 2010 and 2009 amounted to $742,450 and $510,225, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

16.   Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2010	2009

Assets

Investment in subsidiary	$48,298,344	$46,396,550
Cash	37,100	77,273
Prepaid expenses and other assets	931,983	864,375

Total assets	$49,267,427	$47,338,198

Liabilities and Stockholders’ Equity

Liabilities
Borrowings	$250,000	$1,000,000
Other liabilities	5,552	1,635

Total liabilities	255,552	1,001,635

Stockholders’ Equity
Preferred stock	12,643,000	12,643,000
Common stock	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(448,337)	(568,973)
Additional paid-in capital	5,577,958	5,569,558
Retained earnings	31,259,441	28,420,439
Accumulated other comprehensive (loss), net	(666,957)	(374,231)

Total stockholders’ equity	49,011,875	46,336,563

Total liabilities and stockholders’ equity	$49,267,427	$47,338,198

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

16.   Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Operations

Year Ended March 31,	2010	2009	2008

Income
Dividend from subsidiary	$1,500,000	$-	$1,000,000
Interest income	17,087	54,241	52,460

Total income	1,517,087	54,241	1,052,460

Expenses
Interest expense	25,944	59,889	-
Noninterest expenses	156,733	199,151	219,758

Total expenses	182,677	259,040	219,758

Income (loss) before equity in undistributed net
income of subsidiary	1,334,410	(204,799)	832,702

Equity in earnings (loss) of subsidiary, net of distributions	2,194,520	(5,693,635)	2,939,614

Income (loss) before income taxes	3,528,930	(5,898,434)	3,772,316
Income tax (benefit)	(62,858)	(75,150)	(63,506)

Net income (loss)	$3,591,788	$(5,823,284)	$3,835,822

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

16.   Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31,	2010	2009	2008

Operating activities
Net income (loss)	$3,591,788	$(5,823,284)	$3,835,822
Adjustments
Equity in (earnings) loss of subsidiary, net of distributions	(2,194,520)	5,693,635	(2,939,614)
(Increase) decrease in prepaid and other assets	(67,608)	(74,316)	27,939
Stock-based compensation expense	8,400	6,826	-
Increase (decrease) in other liabilities	3,917	1,635	(6)

Net cash provided by (used in) operating activities	1,341,977	(195,504)	924,141

Investing activities
Capital to subsidiary	-	(13,643,000)	-

Net cash (used in) investing activities	-	(13,643,000)	-

Financing activities
Cash dividends paid on common stock	-	(565,814)	(1,120,639)
Cash dividends paid on preferred stock	(632,150)	(98,334)	-
Proceeds from issuance of common stock	-	171,285	375,525
Proceeds from issuance of preferred stock	-	12,643,000	-
Proceeds from borrowed money	-	4,000,000	-
Repayment of borrowed money	(750,000)	(3,000,000)	-
Repurchase of common stock	-	-	(80,739)

Net cash provided by (used in) financing activities	(1,382,150)	13,150,137	(825,853)

Increase (decrease) in cash	(40,173)	(688,367)	98,288

Cash, beginning of year	77,273	765,640	667,352

Cash, end of year	$37,100	$77,273	$765,640

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Community Financial Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers.  Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers.”

Compliance with Section 16(a).  Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert.  Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table summarizes our equity compensation plans as of March 31, 2010.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	314,700	$8.66	32,300

Equity compensation plans not approved by security holders	0	0	0

Total	314,700	$8.66	32,300

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions and director dependence is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 28, 2010	By:	/s/ Norman C. Smiley, III
Norman C. Smiley, III (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Norman C. Smiley, III	By:	/s/ James R. Cooke, Jr.
	Norman C. Smiley, III Director, President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 28, 2010	Date:	June 28, 2010

By:	/s/ P. Douglas Richard	By:	/s/ Charles F. Andersen
	P. Douglas Richard Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 28, 2010	Date:	June 28, 2010

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 28, 2010	Date:	June 28, 2010

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 28, 2010	Date:	June 28, 2010

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

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

23	Consent of Independent Auditors
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications
99.1	Certification of Principal Executive Officer Pursuant to 31 CFR §30.15
99.2	Certification of Principal Financial Officer Pursuant to 31 CFR §30.15