Form 10-Q
period 2010-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2010-08-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2010.
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
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                  No  ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on August 13, 2010:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $6,466,344 and $3,824,672)	$10,352,866	$5,374,665
Securities
Held to maturity	1,698,000	1,698,000
Available for sale, at fair value	73,397	73,397
Restricted investment in Federal Home Loan Bank stock, at cost	6,183,600	6,183,600
Loans receivable, net of allowance for loan losses of $8,281,862 and $8,052,875	501,792,783	502,125,963
Real estate owned and repossessed assets	4,073,316	3,182,419
Property and equipment, net	8,949,056	8,920,769
Accrued interest receivable
Loans	2,234,421	2,121,012
Investments	10,000	7,599
Prepaid expenses and other assets	16,938,819	17,492,388
Total Assets	$552,306,258	$547,179,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$396,531,679	$398,420,330
Borrowings	103,125,000	96,250,000
Securities sold under agreement to repurchase	476,720	845,503
Advance payments by borrowers for taxes and insurance	111,148	192,360
Other liabilities	2,220,308	2,459,744

Total Liabilities	502,464,855	498,167,937

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred	(418,178)	(448,337)
Additional paid in capital	5,577,958	5,577,958
Retained earnings	32,058,810	31,259,441
Accumulated other comprehensive (loss)	(666,957)	(666,957)
Total Stockholders’ Equity	49,841,403	49,011,875

Total Liabilities and Stockholders’ Equity	$552,306,258	$547,179,812

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)
INTEREST INCOME
Loans	$7,202,064	$6,859,032
Investment securities	11,367	13,948
Other	82,605	25,626
Total interest income	7,296,036	6,898,606

INTEREST EXPENSE
Deposits	1,400,052	2,194,240
Borrowed money	217,082	247,400
Total interest expense	1,617,134	2,441,640

NET INTEREST INCOME	5,678,902	4,456,966

PROVISION FOR LOAN LOSSES	1,244,106	280,804

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,434,796	4,176,162

NONINTEREST INCOME
Service charges, fees and commissions	891,029	854,584
Other	91,628	89,694

Total noninterest income	982,657	944,278

NONINTEREST EXPENSE
Compensation & benefits	2,245,327	2,317,932
Occupancy	392,552	399,940
Data processing	373,461	377,348
Federal insurance premium	171,643	314,499
Advertising	134,849	122,448
Other	538,978	403,594
Total noninterest expense	3,856,810	3,935,761

INCOME BEFORE TAXES	1,560,643	1,184,679

INCOME TAX EXPENSE	573,077	465,096

NET INCOME	$987,566	$719,583

Effective dividend on preferred stock	$188,197	$188,197
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$799,369	$531,386
BASIC EARNINGS PER COMMON SHARE	$0.18	$0.12
DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.12
DIVIDENDS PER COMMON SHARE	$0.00	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30

	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$987,566	$719,583
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Provision for loan losses	1,244,106	280,804
Depreciation	161,458	150,902
Amortization of premium and accretion of discount on securities, net	---	9
Decrease in net deferred loan fees	(13,927)	(47,145)
Deferred income tax benefit	(23,208)	(1,515,130)
(Increase)decrease in other assets	460,967	(547,659)
(Decrease) in other liabilities	(320,648)	373,098

Net cash provided by (absorbed by) operating activities	2,496,314	(585,538)

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,000,000	500,000
Purchase of held to maturity securities	(1,000,000)	---
Net increase in loans	(896,999)	(13,340,521)
Purchases of property and equipment	(189,745)	(191,074)
(Purchase) of FHLB stock	---	(900,000)
(Increase) in repossessed assets and real estate owned	(890,897)	(1,222,632)

Net cash absorbed by investing activities	(1,977,641)	(15,154,227)

FINANCING ACTIVITIES
Dividends paid	(158,038)	(158,038)
Net (decrease)increase in deposits	(1,888,651)	5,609,144
Proceeds from advances and other borrowed money	6,506,217	13,643,332

Net cash provided by financing activities	4,459,528	19,094,438

INCREASE IN CASH AND CASH EQUIVALENTS	4,978,201	3,354,673

CASH AND CASH EQUIVALENTS – beginning of period	5,374,665	2,482,182

CASH AND CASH EQUIVALENTS – end of period	$10,352,866	$5,836,855

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three month period ended June 30, 2010.

The following summarizes the stock option activity for the three months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value of Unexercised In-the-Money Options

Options outstanding, March 31, 2010	314,700	$8.66
Granted	---	---
Exercised	---	---
Forfeited	18,000	7.46
Options outstanding, June 30, 2010	296,700	8.73	4.1
Options exercisable, June 30, 2010	296,700	8.73	4.1	5,100

There were no options exercised during the three months ended June 30, 2010.

NOTE 3. - EARNINGS PER SHARE

Basic earnings per common share is based on net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share shows the dilutive effect of additional common shares issuable under stock option plans and warrants. Diluted earnings per common share is computed by dividing net income available to common stockholders  by the weighted average number of common shares and common share equivalents outstanding. Basic and diluted earnings per common share are computed in the following table.

	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share:

Income available to common stockholders	$799,369	4,361,658	$0.18	$531,386	4,361,658	$0.12
Diluted earnings per common share:
Effect of Dilutive Securities

Options and Warrants	---	7,500		---	---

Income available to common stockholders	$799,369	4,369,158	$0.18	$531,386	4,361,658	$0.12

During the quarter ended June 30, 2010, 289,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2009, 380,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2010:

	Well Capitalized Amount Required	Well Capitalized Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$27,751,000	5.00%	$49,614,000	8.94%	$21,863,000
Core Capital	33,301,000	6.00	49,614,000	8.94	16,313,000
Risk-based Capital	46,923,000	10.00	54,044,000	11.52	7,121,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OTS-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OTS approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OTS Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OTS may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law. Issuance of preferred stock under the TARP Capital Purchase Plan restricts the Company from increasing its dividend distribution to stockholders without approval from the OTS and U.S Treasury.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2010 and 2009 was $1,616,665 and $4,167,087, respectively. Total income taxes paid for the three months ended June 30, 2010 and 2009 was $0.00 and $845,902.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the three-month periods ended June 30, 2010 and 2009, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	June 30
	2010	2009

Service cost	$76,565	$84,954
Interest cost	59,549	58,964
Expected return on plan assets	(61,538)	(61,538)
Recognized net actuarial loss	4,941	4,984

	$79,517	$87,364

The Company made a contribution of $450,000 during the June 30, 2010 quarter for the fiscal year ended March 31, 2010.  The Company anticipates making all required contributions prior to March 31, 2011.

NOTE 8. – SECURITIES

Due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owns of $11,053,000 for the quarter ended September 30, 2008 and an additional OTTI charge of $482,000 in the December 31, 2008 quarter. The OTTI charges were based on the closing quoted market values. The

Company used guidance in ASC 320 to determine the OTTI. The Company recorded a tax related benefit of $4,384,000 for the two OTTI non-cash charges for the quarter ended December 31, 2008. One of the preferred stock issues is the Freddie Mac preferred series L with a par value of $50 per share. The dividend rate of this issue resets every five years based on the five year treasury rate. The next dividend reset date for this security is December 31, 2014.

In accordance with ASC 740, Income Taxes, the Company was unable to recognize the deferred tax benefit related to the OTTI charge during the quarter ended September 30, 2008. Tax laws in effect at September 30, 2008 characterized the loss as a capital loss. The Company did not have sufficient capital gain income to offset the loss and therefore set up a valuation allowance related to the capital loss. Subsequent to the September 30, 2008 quarter, the U.S. Congress passed the Emergency Economic Stabilization Act which re-characterized the OTTI loss on Fannie Mae and Freddie Mac preferred stock to ordinary from capital for tax purposes. The tax benefit related to this loss of $11.5 million based on the Company’s approximate income tax rate of 38% was $4.4 million. Therefore, the Company recognized the deferred tax asset during the quarter ended December 31, 2008, the period of enactment, as required by ASC 740. The Company also determined that it had sufficient taxable income available in carryback years and probable future taxable income to fully recognize the deferred tax asset.

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

NOTE 9. - FAIR VALUE MEASUREMENTS

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
June 30, 2010
Available-for-sale securities	$73,397	$-	$73,397	$-

March 31, 2010
Available-for-sale securities	$73,397	$-	$73,397	$-

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

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Assets
June 30, 2010
Impaired loans net of
valuation allowance	$6,483,652	$-	$-	$6,483,652

March 31, 2010
Impaired loans net of
valuation allowance	$7,331,452	$-	$-	$7,331,452

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Regarding the fair value disclosures specifically included in the June 30, 2010 disclosures, all impaired loans were included in Level 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell.

The following table summarizes the Corporation’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Assets
June 30, 2010
Other real estate	$4,073,316	$-	$ -	$4,073,316

March 31, 2010
Real estate owned	$3,182,419	$-	$855,000	$2,327,419

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Corporation’s investment in Federal Home loan Bank stock totaled $6.2 million at June 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBs temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other than temporarily impaired at June 30, 2010 and no impairment has been recognized.

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

Borrowings

For advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value.  The fair values of all other advances are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of advances.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as short-term borrowings and the carrying value approximates fair value.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2010 and March 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2010		March 31, 2010
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$10,353	$10,353	$5,375	$5,375
Securities	1,771	1,771	1,771	1,772
Loans, net	501,793	514,683	502,126	514,522
Accrued interest receivable	2,244	2,244	2,129	2,129
Financial liabilities
Deposits	$396,532	$400,198	$398,420	$403,330
Borrowings	103,125	103,322	96,250	96,550
Securities sold under agreements to repurchase	477	477	846	846
Accrued interest payable	148	148	148	148

Note 10. -Loans Receivable, Net

Loans receivable are summarized as follows:

	June 30, 2010	March 31, 2010

Residential real estate	$148,997,201	$144,951,059
Commercial real estate	171,480,081	171,805,427
Construction	57,897,171	63,806,643
Commercial business	54,311,533	53,402,539
Consumer	89,200,467	91,412,757
	521,886,453	525,378,425
Less:
Loans in process	12,617,845	16,158,845
Deferred loan (costs), net	(806,037)	(959,258)
Allowance for loan losses	8,281,862	8,052,875
	20,093,670	23,252,462
	$501,792,783	$502,125,963

Loans serviced for others amounted to approximately $230,682 at June 30, 2010, and $236,639 at March 31, 2010.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Three Months Ended June 30, 2010	Year Ended March 31, 2010

Balance at beginning of year	$8,052,875	$5,955,847
Provision for loan loss	1,244,106	4,031,454
Loans charged-off	(1,076,071)	(2,105,988)
Recoveries of loans previously charged-off	60,952	171,562
Balance at end of period	$8,281,862	$8,052,875

Impaired loans with a valuation allowance of $3,840,893 totaled $10,324,545 at June 30, 2010 and impaired loans of $11,209,986 had a valuation allowance of $3,878,534 at March 31, 2010.

Impaired loans without a valuation allowance totaled $3,577,122 and $3,713,249 as of June 30, 2010, and March 31, 2010, respectively.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $6,689,792 at June 30, 2010 and $7,487,929 at March 31, 2010.  If interest on nonaccrual loans had been accrued, such income would have been $155,076 for the three months ended June 30, 2010 and $668,028 for the year ended March 31, 2010.

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. The degree of impairment is measured on a loan-by-loan basis based on the fair value of the collateral if the loan is collateral dependent, the fair value of expected future cash flows or the loan’s market price. The degree of impairment and amount of allowance for each loan varies due to the above factors. The increase of $229,000 in the allowance for loan losses at June 30, 2010 compared to March 31, 2010 reflects what management believes to be an appropriate increase in the allowance for loan losses related to the change in non-performing assets. The increase in the ratio of allowance to nonperforming assets from March 31, 2010 to June 30, 2010 reflects the variability of the allowance on a loan by loan basis based on the current collateral value and the other above factors.

In accordance with ASC 310, Receivables, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately indentify individual consumer and residential loans for impairment disclosure. At June 30, 2010 and March 31, 2010, homogeneous loans totaling $6.7 million and $7.5 million were not included in the impaired loan disclosure and tested for specific impairment. These loans were included in the allowance calculation as pools of loans in the general component with allocations based on historic charge-offs and qualitative factor adjustments deemed appropriate by management for these types of loans and their nonaccrual status.

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values rarely fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Regarding the fair value disclosures specifically included in the June 30, 2010 and March 31, 2010 disclosures, all impaired loans were included in Level 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

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

Net income for the three months ended June 30, 2010 increased $268,000 to $988,000 compared to $720,000 for the three months ended June 30, 2009.  Net income for the three months increased due primarily to a net interest income increase of $1.2 million, or 27.4%, partially offset by increases in the provision for loan losses.

Net interest income for the quarter ended June 30, 2010 increased $1.2 million, or 27.4%, to $5.7 million compared to the quarter ended June 30, 2009. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended June 30, 2010 was lower rates paid on interest-bearing liabilities. We made limited investment securities purchases during the three months ended June 30, 2010 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $371.1 million in adjustable rate loans, or 75.2% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, have impacted the composition of our interest-bearing liabilities. Deposits were down due to decreases in time deposits partially offset by increases in interest and non-interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the June 30, 2010 quarter. During the June 30, 2010 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased by $333,000 from March 31, 2010 to June 30, 2010.  This decrease was primarily in construction, commercial real estate loans and consumer loans partially offset by increases to residential first mortgages. We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At June 30, 2010, our assets totaled $552.3 million, including net loans receivable of $501.8 million, compared to total assets of $547.2 million, including net loans receivable of

$502.1 million, at March 31, 2010.  Commercial real estate loans were $171.5 million or 32.9%, residential first mortgage loans were $149.0 million or 28.5%, construction loans totaled $57.9 million or 11.1%, commercial business loans were $54.3 or 10.4%, and home equity loans and lines were $46.5 million or 8.9% of our total loan portfolio at June 30, 2010 compared to commercial real estate loans of $171.8 or 32.7%, residential first mortgage loans of $145.0 or 27.6%, construction loans of $63.8 million or 12.1%, commercial business loans of $53.4 million or 10.2%, and home equity loans and lines of $48.0 million or 9.1% at March 31, 2010.

At June 30, 2010, non-performing assets totaled $16.6 million or 3.01% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Our allowance for loan losses to non-performing assets was 49.87% and to total loans was 1.65% at June 30, 2010 compared to 45.38% and 1.60%, respectively at March 31, 2010.  The decrease in nonperforming assets consisted of $2.1 million of nonaccrual loans, which included non-residential permanent loans offset by a $1.0 million increase in real estate owned and repossessed assets.  Due primarily to the slowing economy, we expect an increase in non-performing assets in the future. Charge-offs of $1,076,000 during the three month period was primarily related to residential real estate loans, construction loans and repossessed vehicles.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced stable to moderate declines in real estate values in our market areas. The Company has experienced moderate decreases in delinquencies for the 2011 fiscal year. Delinquencies have decreased from 6.28% at March 31, 2010 to 5.76% at June 30, 2010. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.

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

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase has been made permanent by the legislation discussed below.  In addition, the FDIC has implemented a temporary program to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements similar to those imposed on all commercial banks and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that are inherent in our loan portfolio. The allowance is based on generally accepted accounting principles which require that losses be accrued when they are probable of occurring and estimable and that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

FINANCIAL CONDITION

The Company's total assets increased $5.1 million to $552.3 million at June 30, 2010 from $547.2 million at March 31, 2010 due to increases in cash of $5.0 million and real estate owned of $900,000 offset by a decrease in loans receivable and other assets. The increase in cash was funded with increases in savings and interest bearing deposits of $2.3 million, non-interest bearing deposits of $2.1 million, FHLB advances of $7.0 million offset by decreases in time deposits of $6.3 million and other borrowings of $494,000 at June 30, 2010 from March 31, 2010.  Stockholders’ equity increased $830,000 to $49.8 million at June 30, 2010, from $49.0 million at March 31, 2010, due to income for the three months ended June 30, 2010 of $988,000 partially offset by cash dividend payments on our preferred stock.

At June 30, 2010, non-performing assets totaled approximately $16.6 million or 3.01% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Non-performing assets at June 30, 2010 were comprised of repossessed assets of $4.1 million and non accrual loans of $12.5 million. Included in the total non-performing assets at June 30, 2010, was one relationship of approximately $4.5 million which includes $3.3 million of raw land. At June 30, 2010, our allowance for loan losses to non-performing assets was 49.9% and to total loans was 1.65% compared to 45.4% and 1.60%, respectively at March 31, 2010. At June 30, 2010, the percentage of delinquent loans to total loans was 5.68% compared to 6.28% at March 31, 2010. Our allowance for loan losses increased $229,000 at June 30, 2010 compared to March 31, 2010 due to allowances for specific loans.  Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

As of June 30, 2010, there were also $23.8 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied residential real estate loans. No individual loan or relationship in this category has a balance that exceeds $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2010, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.9% compared to 3.2% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of June 30, 2010, the total amount of borrowing available under the FHLB line of credit was approximately $137.8 million. At June 30, 2010, principal obligations to the FHLB consisted of $83,000,000 in fixed-rate short term borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits. The Company had a loan with a bank in the amount of $125,000 at June 30, 2010.

At June 30, 2010, we had commitments to purchase or originate $8.3 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $209.4 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At June 30, 2010, we had brokered or internet time deposits of $22.1 million.

The Bank’s regulatory capital is characterized as “well capitalized” due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are repayable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s federal regulator.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009.

General.  Net income for the three months ended June 30, 2010 increased $268,000 or 37.2% to $988,000 from $720,000 for the three months ended June 30, 2009. Net interest income increased $1.2 million, the provision for loan losses increased $963,000, non-interest income increased $38,000 and non-interest expense decreased $79,000 during the three months ended June 30, 2010 compared to the same period in 2009. Return on equity for the three months ended June 30, 2010 was 7.91% compared to 6.14% for the three month period ended June 30, 2009. Return on assets was .73% for quarter ended June 30, 2010 compared to .55% for the same period in the previous fiscal year.

Interest Income. Total interest income increased by $397,000 to $7.3 million for the three months ended June 30, 2010, from $6.9 million for the three months ended June 30, 2009, due to higher average loan balances partially offset by more loans in non-accrual status.  The average yield earned on interest-earning assets was 5.69% for the three months ended June 30, 2010 compared to 5.61% for the three months ended June 30, 2009.

Interest Expense.  Total interest expense decreased by $825,000 to $1.6 million for the quarter ended June 30, 2010, from $2.4 million for the quarter ended June 30, 2009. Interest on deposits decreased by $794,000 to $1.4 million for the quarter ended June 30, 2010 from $2.2 million for the quarter ended June 30, 2009 due to a decrease in the average rate paid, partially offset by higher average deposit balances. The average rate paid on deposits was 1.40% during the three months ended June 30, 2010 compared to 2.42% for the three months ended June 30, 2009.Interest expense on borrowed money decreased by $30,000 to $217,000 for the quarter ended June 30, 2010 compared to $247,000 for the quarter ended June 30, 2009. A decrease in the average balance of borrowings from $108.6 million for the June 30, 2009 quarter to $100.5 million for the June 30, 2010 quarter and a decrease in the average rate paid on borrowings from 0.91% to 0.86% accounted for the decrease. The average rate paid on interest-bearing liabilities was 1.31% during the three months ended June 30, 2010 compared to 2.07% for the three months ended June 30, 2009.

Provision for Loan Losses.  The provision for loan losses increased $963,000 to $1.2 million for the three months ended June 30, 2010, from $281,000 for the three months ended June 30, 2009. Charge-offs of $1,076,000 during the three month period were primarily related to residential real estate loans, construction loans and repossessed vehicles.  The amount of the provision for loan losses for the quarter ended June 30, 2010 was based on management’s assessment of the inherent risk associated with the increase in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At June 30, 2010, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income increased by $38,000 to $983,000 for the three months ended June 30, 2010, from $944,000 for the three months ended June 30, 2009.  Service charges, fees and commissions increased due to an increase in services charges and fees on transactional accounts.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.

Noninterest Expense.  Noninterest expense decreased by $79,000 to $3.9 million for the three months ended June 30, 2010 compared to the same period last year. The decrease in noninterest expense for the current period resulted primarily from reduced compensation expenses, primarily separation expenses related to the departure of an executive officer and lower federal deposit insurance premiums partially offset by higher real estate owned expenses.  The increase in real estate owned expenses is related to the increase in real estate owned properties and the efforts to dispose of these assets.

Federal deposit insurance premiums during the three months ended June 30, 2010 totaled $172,000, compared to $315,000 for the same period in 2009, which included a special assessment described below. Under FDIC’s current risk-based assessment rules, assessment rates range from 7 to 77.5 basis points. Rates increase uniformly by 3 basis points effective January 1, 2011.

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

Taxes.  Taxes increased by $108,000 to $573,000 for the three months ended June 30, 2010, from a $465,000 tax provision for the three months ended June 30, 2009. The effective tax rate for the June 30, 2010 quarter was 36.7%.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2010.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures will be required for periods beginning after December 15, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

•
the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance) legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since our March 31, 2010 year end. Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report for March 31, 2010.

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2010, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not required for smaller reporting company

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: August 13, 2010	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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