Form 10-Q
period 2010-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2010-11-12
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                  No ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on November 12, 2010:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of $476,470 and $3,824,672)	$4,425,819	$5,374,665
Securities
Held to maturity	1,698,000	1,698,000
Available for sale, at fair value	73,397	73,397
Restricted investment in Federal Home Loan Bank stock, at cost	5,778,600	6,183,600
Loans receivable, net of allowance for loan losses of $8,359,350 and $8,052,875	491,716,709	502,125,963
Real estate owned and repossessed assets	7,141,307	3,182,419
Property and equipment, net	8,816,989	8,920,769
Accrued interest receivable
Loans	2,165,784	2,121,012
Investments	11,243	7,599
Prepaid expenses and other assets	17,280,150	17,492,388
Total Assets	$539,107,998	$547,179,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$386,931,704	$398,420,330
Borrowings	98,000,000	96,250,000
Securities sold under agreement to repurchase	1,914,824	845,503
Advance payments by borrowers for taxes and insurance	211,805	192,360
Other liabilities	2,891,389	2,459,744

Total Liabilities	489,949,722	498,167,937

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred	(388,019)	(448,337)
Additional paid in capital	5,577,958	5,577,958
Retained earnings	31,345,524	31,259,441
Accumulated other comprehensive (loss)	(666,957)	(666,957)
Total Stockholders’ Equity	49,158,276	49,011,875

Total Liabilities and Stockholders’ Equity	$539,107,998	$547,179,812

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,753,841	$7,115,854	$13,955,904	$13,974,885
Investment securities	10,159	11,178	21,527	25,126
Other	30,718	40,221	113,322	65,848
Total interest income	6,794,718	7,167,253	14,090,753	14,065,859

INTEREST EXPENSE
Deposits	1,279,549	1,775,889	2,679,600	3,970,129
Borrowed money	213,689	252,468	430,771	499,867
Total interest expense	1,493,238	2,028,357	3,110,371	4,469,996

NET INTEREST INCOME	5,301,480	5,138,896	10,980,382	9,595,863

PROVISION FOR LOAN LOSSES	3,171,083	651,431	4,415,189	932,235

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,130,397	4,487,465	6,565,193	8,663,628

NONINTEREST INCOME
Service charges, fees and commissions	989,779	862,449	1,880,808	1,717,032
Other	94,895	135,733	186,524	225,428
Total noninterest income	1,084,674	998,182	2,067,332	1,942,460

NONINTEREST EXPENSE
Compensation & benefits	2,269,820	2,140,762	4,515,147	4,458,694
Occupancy	409,762	402,482	802,315	802,422
Data processing	422,937	407,839	796,398	785,188
Federal insurance premium	173,853	139,909	345,496	454,408
Advertising	119,199	105,965	254,048	228,413
Other	697,998	511,298	1,236,976	914,893
Total noninterest expense	4,093,569	3,708,255	7,950,380	7,644,018

INCOME (LOSS) BEFORE TAXES	(878,498)	1,777,392	682,145	2,962,070

INCOME TAX EXPENSE (BENEFIT)	(353,409)	655,275	219,668	1,120,371

NET INCOME (LOSS)	$(525,089)	$1,122,117	$462,477	$1,841,699

Effective Dividend on Preferred Stock	188,197	188,197	376,394	376,394
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(713,286)	$933,920	$86,083	$1,465,305
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.16)	$0.21	$0.02	$0.34
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.16)	$0.21	$0.02	$0.34
DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$462,477	$1,841,699
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	4,415,189	932,235
Depreciation	318,887	310,483
Amortization of premium and accretion of discount on securities, net	---	2
Increase (decrease) in net deferred loan fees	(21,682)	85,475
Deferred income tax benefit	(44,703)	(1,266,085)
Increase (decrease) in other liabilities	451,090	(1,621,776)

Net cash provided by operating activities	5,745,080	880,252

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	2,500,000	200,000
Purchase of held to maturity securities	(2,500,000)	(500,000)
Proceeds from sale of available for sale securities	---	42,499
Net decrease (increase) in loans	6,060,449	(23,980,262)
Purchases of property and equipment	(215,107)	(667,408)
Redemption (purchase) of FHLB stock	405,000	(945,000)
Proceeds from sales of foreclosed assets	2,033,904	---
(Increase) in repossessed assets and real estate owned	(5,992,792)	(1,239,228)

Net cash provided (absorbed) by investing activities	2,291,454	(27,089,399)

FINANCING ACTIVITIES
Dividends paid	(316,075)	(316,076)
Net (decrease)increase in deposits	(11,488,626)	23,459,232
Proceeds from advances and other borrowed money	2,819,321	5,108,773

Net cash (absorbed) provided by financing activities	(8,985,380)	28,251,929

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(948,846)	2,042,782

CASH AND CASH EQUIVALENTS – beginning of period	5,374,665	2,482,182

CASH AND CASH EQUIVALENTS – end of period	$4,425,819	$4,524,964

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three and six month periods ended September 30, 2010 and September 30, 2009.

The following summarizes the stock option activity for the six months ended September 30, 2010:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2010	314,700	$8.66
Granted	---	---
Exercised	---	---
Forfeited	18,000	7.46
Options outstanding September 30, 2010	296,700	8.73	3.4
Options exercisable, September 30, 2010	296,700	$8.73	3.4	$2,925

There were no options exercised during the six months ended September 30, 2010.

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

	For the Three Months Ended
	September 30, 2010			September 30, 2009

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings (loss) per common share:

Income (loss)available to common stockholders	$(713,286)	4,361,658	$(0.16)	$933,920	4,361,658	$0.21
Diluted earnings (loss) per common share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$(713,286)	4,361,658	$(0.16)	$933,920	4,361,658	$0.21

During the quarter ended September 30, 2010, 289,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2009, 337,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended

	September 30, 2010			September 30, 2009

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income available to common stockholders	$86,083	4,361,658	$0.02	$1,465,305	4,361,658	$0.34
Diluted earnings per share:
Effect of Dilutive Securities

Options and Warrants	---	7,500		---	---

Income available to common stockholders	$86,083	4,369,158	$0.02	$1,465,305	4,361,658	$0.34

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2010:

	Well Capitalized Amount Required	Well Capitalized Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$27,062,000	5.00%	$48,690,000	9.00%	$21,628,000
Core Capital	32,474,000	6.00	48,690,000	9.00	16,216,000
Risk-based Capital	46,564,000	10.00	53,224,000	11.43	6,660,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2010 and 2009 was $3,116,486 and $6,220,251, respectively. Total income taxes paid for the six months ended September 30, 2010 and 2009 was $0 and $1,358,708.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the six-month periods ended September 30, 2010 and 2009, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	September 30

	2010	2009

Service cost	$76,565	$84,954
Interest cost	59,549	58,964
Expected return on plan assets	(61,538)	(61,538)
Recognized net actuarial loss	4,941	4,984

	$79,517	$87,364

	Six Months Ended
	September 30

	2010	2009

Service cost	$153,130	$169,908
Interest cost	119,098	117,928
Expected return on plan assets	(123,076)	(123,076)
Recognized net actuarial loss	9,882	9,968

	$159,034	$174,728

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
September 30, 2010
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

The following table summarizes the Corporation’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
September 30, 2010
Impaired loans net of valuation allowance	$6,650,403	$-	$-	$6,650,403

March 31, 2010
Impaired loans net of valuation allowance	$7,331,452	$-	$-	$7,331,452

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35. .

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell.

The following table summarizes the Corporation’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
September 30, 2010
Other real estate	$7,141,307	$-	$-	$7,141,307

March 31, 2010
Real estate owned	$3,182,419	$-	$855,000	$2,327,419

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Corporation’s investment in Federal Home loan Bank stock totaled $5.8 million at September 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBs temporary suspension of repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other than temporarily impaired at September 30, 2010 and no impairment has been recognized.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2010 and March 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Corporation’s financial instruments are as follows

	September 30, 2010		March 31, 2010
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$4,426	$4,426	$5,375	$5,375
Securities	1,771	1,771	1,771	1,772
Loans, net	491,717	504,080	502,126	514,522
Accrued interest receivable	2,178	2,178	2,129	2,129
Financial liabilities
Deposits	$386,932	$395,686	$398,420	$403,330
Borrowings	98,000	98,000	96,250	96,550
Securities sold under agreements to repurchase	1,915	1,915	846	846
Accrued interest payable	256	256	148	148

Note 10. Loans Receivable, Net

Loans receivable are summarized as follows:

	September 30, 2010	March 31, 2010

Residential real estate	$149,563,213	$144,951,059
Commercial real estate	173,463,524	171,805,427
Construction	49,340,534	63,806,643
Commercial business	49,537,481	53,402,539
Consumer	89,470,193	91,412,757
	511,374,945	525,378,425
Less:
Loans in process	12,103,728	16,158,845
Deferred loan (costs), net	(804,842)	(959,258)
Allowance for loan losses	8,359,350	8,052,875
	19,658,236	23,252,462
	$491,716,709	$502,125,963

Loans serviced for others amounted to approximately $224,791 at September 30, 2010, and $236,639 at March 31, 2010.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Six Months Ended September 30, 2010	Year Ended March 31, 2010

Balance at beginning of year	$8,052,875	$5,955,847
Provision for loan loss	4,415,189	4,031,454
Loans charged-off	(4,343,987)	(2,105,988)
Recoveries of loans previously charged-off	235,273	171,562
Balance at end of period	$8,359,350	$8,052,875

Impaired loans with a valuation allowance of $3,814,856 totaled $10,465,259 at September 30, 2010 and impaired loans of $11,209,986 had a valuation allowance of $3,878,534 at March 31, 2010.

Impaired loans without a valuation allowance totaled $3,577,122 and $3,713,249 as of September 30, 2010, and March 31, 2010, respectively.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $8,866,258 at September 30, 2010 and $7,487,929 at March 31, 2010.  If interest on nonaccrual loans had been accrued, such income would have been $254,387 for the six months ended September 30, 2010 and $668,028 for the year ended March 31, 2010.

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. The degree of impairment is measured on a loan-by-loan basis based on the fair value of the collateral if the loan is collateral dependent, the fair value of expected future cash flows or the loan’s market price. The degree of impairment and amount of allowance for each loan varies due to the above factors. The increase of $306,000 in the allowance for loan losses at September 30, 2010 compared to March 31, 2010 reflects what management believes to be an appropriate change in the allowance for loan losses related to the change in non-performing assets. The decrease in the ratio of allowance to nonperforming assets from March 31, 2010 to September 30, 2010 reflects the transfer of certain loans to Real Estate Owned, the variability of the allowance on a loan by loan basis based on the current collateral value and the other above factors.

In accordance with ASC 310, Receivables, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately indentify individual consumer and residential loans for impairment disclosure. At September 30, 2010 and March 31, 2010, homogeneous loans totaling $8.9 million and $7.5 million were not included in the impaired loan disclosure and tested for specific impairment. These loans were included in the allowance calculation as pools of loans in the general component with allocations based on historic charge-offs and qualitative factor adjustments deemed appropriate by management for these types of loans and their nonaccrual status.

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

Regarding the fair value disclosures specifically included in the September 30, 2010 and March 31, 2010 disclosures, all impaired loans were included in Level 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

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

Net income (loss) for the quarter ended September 30, 2010 decreased $1.6 million to $(525,000) compared to $1.1 million for the quarter ended September 30, 2009.  Net income (loss) for the quarter decreased due primarily to a provision for loan loss increase of $2.5 million. Net income for the six months ended September 30, 2010 decreased $1.4 million to $462,000 compared to $1.8 million for the six months ended September 30, 2009.  Net income for the six months decreased due primarily to a provision for loan losses increase of $3.5 million, or 373.6%, partially offset by increases in net interest income. The increased provision for the periods was primarily related to higher charge-offs and management’s analysis of the Bank’s loan portfolio and the related likelihood of future loan losses.

Net interest income for the quarter ended September 30, 2010 increased $163,000, or 3.2%, to $5.3 million compared to the quarter ended September 30, 2009. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended September 30, 2010 was lower rates paid on interest-bearing liabilities. We made limited investment securities purchases during the three months ended September 30, 2010 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $373.7 million in adjustable rate loans, or 76.6% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities. Deposits were down approximately $11.4 million or 2.9% at September 30, 2010 from March 31, 2010, due to decreases in time deposits, partially offset by increases in interest and non-interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the September 30, 2010 quarter. During the September 30, 2010 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for additional compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $10.4 million from March 31, 2010 to September 30, 2010.  This decrease was primarily in construction loans, commercial business loans and consumer loans, partially offset by increases to residential first mortgage and commercial real estate loans. We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At September 30, 2010, our assets totaled $539.1 million, including net loans receivable of $491.7 million, compared to total assets of $547.2 million, including net loans receivable of $502.1 million, at March 31, 2010.  Commercial real estate loans were $173.5 million or 33.9%, residential first mortgage loans were $149.6 million or 29.2%, construction loans totaled $49.3 million or 9.6%, commercial business loans were $49.5 or 9.7%, and home equity loans and lines were $47.6 million or 9.3% of our total loan portfolio at September 30, 2010 compared to commercial real estate loans of $171.8 or 32.7%, residential first mortgage loans of $145.0 or 27.6%, construction loans of $63.8 million or 12.1%, commercial business loans of $53.4 million or 10.2%, and home equity loans and lines of $48.0 million or 9.1% at March 31, 2010.

At September 30, 2010, non-performing assets totaled $19.1 million or 3.54% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Our allowance for loan losses to non-performing loans was 69.8% and to total loans was 1.7% at September 30, 2010 compared to 55.3% and 1.6%, respectively at March 31, 2010.  The increase in nonperforming assets consisted of $4.0 million of real estate owned and repossessed assets offset by a $2.6 million decrease in nonaccrual loans.  Due primarily to the slowing economy, we expect an increase in non-performing assets in the future. Charge-offs of $4.3 million during the six month period consisted primarily of $1.4 million of residential real estate loans, $1.5 million of commercial business loans, $622,000 of construction loans, $333,000 of land loans, $363,000 of commercial real estate loans and $144,000 of automobile loans.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced stable to moderate declines in real estate values in our market areas. The Company has experienced moderate decreases in delinquencies for the 2011 fiscal year. Delinquencies have decreased from 6.28% at March 31, 2010 to 5.53% at September 30, 2010. General downward economic trends, reduced availability of commercial credit and continuing high unemployment have negatively impacted the performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies relative to the historical norm, lack of customer confidence, increased market volatility and widespread reduction in general business activity.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions.  We also may be required to pay higher FDIC premiums if financial institution failures continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements similar to those imposed on all commercial banks and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

FINANCIAL CONDITION

The Company's total assets decreased $8.1 million to $539.1 million at September 30, 2010 from $547.2 million at March 31, 2010 due to decreases in cash of $1.0 million and loans receivable of $10.4 million, partially offset by an increase real estate owned of $4.0 million. As stated above, the decline in our loan portfolio was primarily in construction loans, commercial business loans and consumer loans, while our residential first mortgage and commercial real estate loans increased.  We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have also experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate.

Deposits decreased $11.4 million, or 2.9% to $386.9 million at September 31, 2010, from $398.4 million at March 31, 2010.  The decrease was primarily due to decreases in time deposits of $14.5 million and non-interest bearing accounts of $701,000, partially offset by increases in money market and interest checking accounts of $3.7 million. The decrease in deposits was related to the decrease in our assets and funding needs. The decrease in deposits was generally achieved by lowering the rates offered on our deposits products. FHLB advances increased $1.8 million and other borrowings increased $1.1 million at September 30, 2010 from March 31, 2010 to partially offset the decrease in deposits with lower rate funds.

Stockholders’ equity increased $146,000 to $49.2 million at September 30, 2010, from $49.0 million at March 31, 2010, due to income for the six months ended September 30, 2010 of $463,000, partially offset by cash dividend payments on our preferred stock.

At September 30, 2010, non-performing assets totaled approximately $19.1 million or 3.54% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Non-performing assets at September 30, 2010 were comprised of repossessed assets of $7.1 million and non accrual loans of $12.0 million. Included in the total non-performing assets at September 30, 2010, was one relationship of approximately $2.9 million which includes a loan totaling $1.9 million secured by raw land.  At September 30, 2010, our allowance for loan losses to non-performing loans was 69.8% and to total loans was 1.7% compared to 55.3% and 1.6%, respectively at March 31, 2010. At September 30, 2010, the percentage of delinquent loans to total loans was 5.53% compared to 6.28% at March 31, 2010. Our allowance for loan losses increased $306,000 at September 30, 2010 compared to March 31, 2010 due to allowances for specific loans.  Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. We also had $5.7 million of loans that were classified as Troubled Debt Restructurings (TDR’s) at September 30, 2010 none of which were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments. The terms of these modified loans will remain until such time that the Bank deems it beneficial to change the terms. The largest loan in this category is a nonresidential property with a loan balance of $1.6 million.

As of September 30, 2010, there were also $33.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied residential real estate loans with an average balance of approximately $173,000.  The largest individual loan or lending relationship in this category has a balance of $3.5 million and is secured by a hotel. This loan is of concern due to cash flow concerns. There are also five additional loans with balances greater than $1.0 million. A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months. Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2010, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.5% compared to 2.3% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of September 30, 2010, the total amount of borrowing available under the FHLB line of credit was approximately $135.4 million. At September 30, 2010, principal obligations to the FHLB consisted of $78,000,000 in fixed-rate short term borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits.

At September 30, 2010, we had commitments to purchase or originate $6.1 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $196.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At September 30, 2010, we had brokered or internet time deposits of $22.3 million compared to $22.5 million at March 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009.

General.  Net income (loss) for the three months ended September 30, 2010 decreased $1.6 million or 146.8% to ($525,000) from $1.1 million for the three months ended September 30, 2009. Net interest income increased $163,000, the provision for loan losses increased $2.5 million, non-interest income increased $86,000 and non-interest expense increased $385,000 during the three months ended September 30, 2010 compared to the same period in 2009. Return on equity for the three months ended September 30, 2010 was (4.24)% compared to 9.47% for the three month period ended September 30, 2009. Return on assets was (.38)% for quarter ended September 30, 2010 compared to .84% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $373,000 to $6.8 million for the three months ended September 30, 2010, from $7.2 million for the three months ended September 30, 2009, due to both a decrease in the volume and yield of our portfolio.  The average yield earned on interest-earning assets was 5.58% for the three months ended September 30, 2010 compared to 5.68% for the three months ended September 30, 2009.

Interest Expense.  Total interest expense decreased $535,000 to $1.5 million for the quarter ended September 30, 2010, from $2.0 million for the quarter ended September 30, 2009. Interest on deposits decreased $496,000 to $1.3 million for the quarter ended September 30, 2010 from $1.8 million for the quarter ended September 30, 2009 due to a decrease in the average rate paid, partially offset by higher average deposit balances. The average rate paid on deposits was 1.31% during the three months ended September 30, 2010 compared to 2.42% for the three months ended September 30, 2009. The decrease in the average rate paid on deposits was due primarily to market changes. Interest expense on borrowed money decreased $39,000 to $214,000 for the quarter ended September 30, 2010 compared to $253,000 for the quarter ended September 30, 2009. A decrease in the average balance of borrowings from $109.2 million for the September 30, 2009 quarter to $104.5 million for the September 30, 2010 quarter and a decrease in the average rate paid on borrowings from 0.92% to 0.81% accounted for the decrease. The average rate paid on interest-bearing liabilities was 1.21% during the three months ended September 30, 2010 compared to 1.67% for the three months ended September 30, 2009.

Provision for Loan Losses.  The provision for loan losses increased $2.5 million, or 384%, to $3.2 million for the three months ended September 30, 2010, from $651,000 for the three months ended September 30, 2009, primarily as a result of the increased level of charge-offs during the period.  Charge-offs totaling  $4.3 million during the six month period ended September 31, 2010, compared to $474,000 during the same period in 2009,  were primarily related to residential real estate loans, land loans, commercial real estate loans and repossessed vehicles.  The amount of the provision for loan losses for the quarter ended September 30, 2010 was based on management’s assessment of the inherent risk associated with the decrease in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses. At September 30, 2010, management believes its allowance for loan losses was adequate to absorb any probable losses inherent in the Company’s loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

Noninterest Income.  Noninterest income increased $86,000, or 0.1%, to $1.1 million for the three months ended September 30, 2010, from $998,000 for the three months ended September 30, 2009.  Service charges, fees and commissions increased $127,000, or 14.8%, due to an increase in services charges and fees on transactional accounts, secondary mortgage fee income and fees associated with loans. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.  Other noninterest income declined $41,000, or 30.1%, to $95,000 for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the gains on sale of investment securities during the 2009 period that were not present in the 2010 period.

Noninterest Expense.  Noninterest expense increased $385,000, or 10.4%, to $4.1 million for the three months ended September 30, 2010 compared to the same period last year. The increase in noninterest expense for the current period resulted primarily from a $129,000, or 6.0%, increase in compensation related expenses, due generally to merit increases, and a 187,000, or 36.5%, increase in other expenses.  The increase in other expenses was related to the increase in real estate owned properties and the efforts to dispose of these assets.

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

Taxes.  Taxes decreased $1.0 million to $(353,000) for the three months ended September 30, 2010, from a $655,000 tax provision for the three months ended September 30, 2009. The effective tax rate for the September 30, 2010 quarter was 40.2%.

Six Months Ended September 30, 2010 and 2009.

General.  Net income for the six months ended September 30, 2010 decreased $1.4 million to $462,000 from $1,842,000 for the six months ended September 30, 2009.  Net income for the six months decreased due primarily to an increase in the provision for loan losses and was partially offset by an increase in net interest income.  Return on equity for the six months ended September 30, 2010 was 1.84% compared to 7.78% for the six month period ended September 30, 2009. Return on assets was .17% for six months ended September 30, 2010 compared to .70% for the same period in the previous fiscal year.

Interest Income.  Total interest income increased $25,000, or 0.2%, to $14,091,000 for the six months ended September 30, 2010, from $14,066,000 for the six months ended September 30, 2009 due to a decrease in loan yields and a decrease in average investment security balances offset by an increase in average loan balances. The yield on loans and securities decreased from 5.70% to 5.52% for the same periods.

Interest Expense.  Total interest expense decreased $1.4 million, or 30.4%, to $3.1 million for the six months ended September 30, 2010, from $4.5 million for the six months ended September 30, 2009. Interest on deposits decreased to $2.7 million for the six months ended September 30, 2010, from $4.0 million for the same period last year due to a decrease in the average rate paid on deposit balances, partially offset by an increase in the average deposit balances. The rate paid on deposits decreased from 2.15% for the six months ended September 30, 2009 to 1.37% for the same period in the current fiscal year. The decrease in the average rate paid on deposits was due primarily to market changes. Interest expense on borrowed money decreased to $431,000 for the six months ended September 30, 2010 from $500,000 for the six months ended September 30, 2009 due to a decrease in the average rate on borrowing balances and decrease in the average outstanding balance on borrowings. The average balance on borrowings decreased from $108.9 million for the six months ended September 30, 2009 to $102.5 million for the six months ended September 30, 2010. The average rate paid on borrowings decreased from .92% for the six months ended September 30, 2009 to .84% for the six month period ended September 30, 2010.

Provision for Loan Losses.  The provision for loan losses increased $3.5 million, or 373%, to $4.4 million for the six months ended September 30, 2010 from $932,000 for the six months ended September 30, 2009 based on managements’ review of the inherent risk associated with the increase in the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income increased $125,000, or 6.4%, to $2.1 million for the six months ended September 30, 2010, from $2.0 million for the six months ended September 30, 2010.  Service charges and fees increased $164,000, or 9.5%, due primarily from fees associated with loans and services charges and fees on transactional accounts. Other noninterest income declined $39,000, or 17.3%, to $186.524 for the six months ended September 30, 2010 compared to the same period in 2009, primarily due to the gains on sale of investment securities during the 2009 period that were not present in the 2010 period.

Noninterest Expenses.  Noninterest expenses increased $306,000, or 4.0%, for the six months ended September 30, 2010, compared to the same period last year.  The increase in noninterest expense resulted primarily from a $322,000, or 35.2%, increase in other expenses.  The increase in other expenses primarily was related to the increase in real estate owned properties and the efforts to dispose of these assets.  Compensation related expenses increased $56,000 due generally to merit increases. These increases were partially offset by a decrease in federal deposit insurance premiums of $109,000.

Taxes.  Taxes decreased to $220,000 for the six months ended September 30, 2010, from $1.1 million for the six months ended September 30, 2009. The effective tax rate decreased to 32.2% for the September 30, 2010 period from 37.9% for the same period ended September 30, 2009.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2010.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

    In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

    In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

    In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the accuracy of our estimates in evaluating our allowance for loan losses or determining the fair value of our securities;

•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•
results of examinations by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action  or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2010, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: November 12, 2010	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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

10.1	Registrant’s 1996 Incentive Plan, filed on July 5, 1996 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.
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

10.4
Form of First Amendment to the Retirement Agreements by and between Community Bank and Non-Employee Directors, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated here by reference.

10.5
Salary Continuation Agreements by and between Community Bank and Officers Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated herein by reference.

10.6
Form of Director Deferred Fee Agreement, as amended, filed on June 29, 2005 as an exhibit to the Registrant’s Annual Report on Form 10-K (SEC File No. 000-18265) for the fiscal year ended March 31, 2005, is incorporated herein by reference.

10.7
Registrant’s 2003 Stock Option and Incentive Plan, filed on December 27, 2003 as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A (SEC File No. 000-18265), is incorporated herein by reference.

10.8
Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement for Registrant’s 2003 Stock Option and Incentive Plan, filed on August 12, 2005 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-18265) for the quarter ended June 30, 2005, are incorporated herein by reference.

10.9
Employment Agreement by and between Community Bank and Norman C. Smiley, III, filed on June 16, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.10
Change in Control Agreement by and between Community Financial Corporation and Norman C. Smiley, III, filed on June 16, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

10.11
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

10.13
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

10.14
Form of Compensation Modification Agreement and Waiver, executed by  Norman C. Smiley, III, filed on December 22, 2008, as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

11	Statement re computation of per share earnings (see Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements included in this Current Report on Form 10-Q).
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications