Form 10-Q
period 2010-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2011-02-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 2010.
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
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒
Number of shares of common stock, par value $.01 per share, outstanding at the close of business on February 14, 2011:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements
COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of $2,678,008 and $3,824,672)	$ 4,678,109	$ 5,374,665
Securities
Held to maturity	1,698,000	1,698,000
Available for sale, at fair value	38,647	73,397
Restricted investment in Federal Home Loan Bank stock, at cost	5,561,300	6,183,600
Loans receivable, net of allowance for loan losses of $9,371,875 and $8,052,875	479,622,290	502,125,963
Real estate owned and repossessed assets	8,314,290	3,182,419
Property and equipment, net	8,758,275	8,920,769
Accrued interest receivable
Loans	2,004,644	2,121,012
Investments	9,760	7,599
Prepaid expenses and other assets	16,998,397	17,492,388
Total assets	$527,683,712	$547,179,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$386,129,336	$398,420,330
Borrowings	87,000,000	96,250,000
Securities sold under agreement to repurchase	2,347,771	845,503
Advance payments by borrowers for taxes and insurance	143,567	192,360
Other liabilities	3,035,404	2,459,744

Total Liabilities	478,656,078	498,167,937

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(357,860)	(448,337)
Additional paid in capital	5,577,958	5,577,958
Retained earnings	31,184,723	31,259,441
Accumulated other comprehensive (loss)	(666,957)	(666,957)
Total stockholders’ equity	49,027,634	49,011,875

Total Liabilities and Stockholders’ Equity	$527,683,712	$547,179,812

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,664,906	$6,921,988	$20,620,810	$20,896,873
Investment securities	8,158	11,663	29,685	36,789
Other	46,163	51,452	159,485	117,300
Total interest income	6,719,227	6,985,103	20,809,980	21,050,962

INTEREST EXPENSE
Deposits	1,192,466	1,672,258	3,872,066	5,642,388
Borrowed money	206,877	223,602	637,648	723,469
Total interest expense	1,399,343	1,895,860	4,509,714	6,365,857

NET INTEREST INCOME	5,319,884	5,089,243	16,300,266	14,685,105

PROVISION FOR LOAN LOSSES	2,275,722	1,367,160	6,690,911	2,299,395

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,044,162	3,722,083	9,609,355	12,385,710

NONINTEREST INCOME
Service charges, fees and commissions	1,001,354	888,471	2,882,162	2,605,504
Other	103,618	142,632	290,141	368,060
Total noninterest income	1,104,972	1,031,103	3,172,303	2,973,564

NONINTEREST EXPENSE
Compensation & benefits	2,391,196	1,838,999	6,906,343	6,297,693
Occupancy	385,931	430,526	1,188,246	1,232,948
Data processing	330,746	346,424	1,127,144	1,131,612
Federal insurance premium	159,735	164,874	505,231	619,282
Advertising	117,373	137,575	371,421	365,988
Real estate owned and collection	296,784	101,292	638,287	210.068
Other	415,309	424,195	1,310,782	1,230,312
Total noninterest expense	4,097,074	3,443,885	12,047,454	11,087,903

INCOME BEFORE TAXES	52,060	1,309,301	734,204	4,271,371

INCOME TAX EXPENSE	24,665	477,763	244,332	1,598,134

NET INCOME	$27,395	$831,538	$489,872	$2,673,237

Effective Dividend on Preferred Stock	188,197	188,197	564,590	564,590
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(160,802)	$643,341	$(74,718)	$2,108,647
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.04)	$0.15	$(0.02)	$0.48
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.04)	$0.15	$(0.02)	$0.48
DIVIDENDS PER COMMON SHARE	$ 0.00	$0.00	$ 0.00	$0.00
See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31

	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$489,872	$2,673,237
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	6,690,911	2,299,395
Depreciation	469,918	459,776
Amortization of premium and accretion
of discount on securities, net	---	10
Increase (decrease) in net deferred loan fees	(16,500)	150,086
Deferred income tax expense (benefit)	1,006,089	(500,858)
(Increase) decrease in other assets	608,198	(3,235,117)
Increase (decrease) in other liabilities	451,090	(945,083)

Net cash provided by operating activities	9,699,578	901,446

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	2,500,000	500,000
Purchase of held to maturity securities	(2,500,000)	(300,000)
Proceeds from sale of available for sale securities	34,488	102,197
Net decrease (increase) in loans	7,100,948	(22,951,877)
Purchases of property and equipment	(307,424)	(916,726)
Redemption (purchase) of FHLB stock Proceeds from sales of foreclosed assets	622,300 2,666,393	(945,000) ---

Net cash provided (absorbed) by investing activities	10,116,705	(25,011,406)

FINANCING ACTIVITIES
Dividends paid	(474,113)	(474,114)
Net (decrease) increase in deposits	(12,290,994)	36,627,648
(Repayment) from advances and other borrowed money, net	(7,747,732)	(9,129,814)

Net cash (absorbed) provided by financing activities	(20,512,839)	27,023,720

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(696,556)	2,913,760

CASH AND CASH EQUIVALENTS – beginning of period	5,374,665	2,482,182

CASH AND CASH EQUIVALENTS – end of period	$ 4,678,109	$ 5,395,942

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The accompanying consolidated financial statements include the accounts of Community Financial Company ("Community" or the "Company") and its wholly-owned subsidiary, Community Bank (the "Bank").  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three and nine month periods ended December 31, 2010 and December 31, 2009.

The following summarizes the stock option activity for the nine months ended December 31, 2010:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2010	314,700	$8.66
Granted	---	---
Exercised	---	---
Forfeited	18,000	7.46
Options outstanding December 31, 2010	296,700	8.73	3.3
Options exercisable, December 31, 2010	296,700	$8.73	3.3	$0

There were no options exercised during the nine months ended December 31, 2010.

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

	For the Three Months Ended
	December 31, 2010			December 31, 2009
		Weighted Average	Per Share		Weighted Average	Per Share
	Income(Loss)	Shares	Amount	Income	Shares	Amount

Basic earnings (loss) per common share:

Income (loss)available to common stockholders	$(160,802)	4,361,658	$(0.04)	$643,341	4,361,658	$0.15
Diluted earnings (loss) per common share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$(160,802)	4,361,658	$(0.04)	$643,341	4,361,658	$0.15

During the quarter ended December 31, 2010, 296,700 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31, 2009, 337,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended
	December 31, 2010			December 31, 2009
		Weighted Average	Per Share		Weighted Average	Per Share
	Income(loss)	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income (loss)available to common stockholders	$(74,718)	4,361,658	$(0.02)	$2,108,647	4,361,658	$0.48
Diluted earnings per share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income available to common stockholders	$(74,718)	4,361,658	$(0.02)	$2,108,647	4,361,658	$0.48

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2010:

	Well Capitalized Amount Required	Well Capitalized Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$26,535,000	5.00%	$48,728,000	9.18%	$22,193,000
Core Capital	31,842,000	6.00	48,728,000	9.18	16,886,000
Risk-based Capital	45,601,000	10.00	54,428,000	11.94	8,827,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2010 and 2009 was $4,509,192 and $8,096,977, respectively. Total income taxes paid for the nine months ended December 31, 2010 and 2009 was $0 and $2,005,751.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the nine-month periods ended December 31, 2010 and 2009, net income and comprehensive income were the same.

Note 7. – Defined Benefit Pension Plan

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	December 31
	2010	2009

Service cost	$76,565	$84,954
Interest cost	59,549	58,964
Expected return on plan assets	(61,538)	(61,538)
Recognized net actuarial loss	4,941	4,984

	$79,517	$87,364

	Nine Months Ended
	December 31
	2010	2009

Service cost	$229,695	$263,007
Interest cost	178,647	159,030
Expected return on plan assets	(184,614)	(192,525)
Recognized net actuarial loss	14,823	14,664

	$238,551	$244,176

The Company made a contribution of $450,000 during the June 30, 2010 quarter for the fiscal year ended March 31, 2010.  The Company anticipates making all contributions prior to March 31, 2011but does not have a required contribution for the current fiscal year .

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

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

December 31, 2010
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$1,500,000	$50	$29,980	$1,470,070

Other	198,000	-	-	198,000
	1,698,000	50	29,980	1,668,070
Available for Sale

Equity securities	38,647	-	-	38,647

	$1,736,647	$50	$29,980	$1,706,717

March 31, 2010
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	Amortized Cost

Held to Maturity

United States government and
agency obligations	$1,500,000	$2,655	$2,500	$1,500,155

Other	198,000	-	-	198,000
	1,698,000	2,655	2,500	1,698,155
Available for Sale

Equity securities	73,397	-	-	73,397

	$1,771,397	$2,655	$2,500	$1,771,552

United States government and agency obligations.  The unrealized loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of this investment do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

During the year ended March 31, 2009 due to the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other-than-temporary impairment (OTTI) charge with respect to the Fannie Mae and Freddie Mac preferred stock it owned of $11.5 million. The OTTI charge was based on the closing quoted stock market values on March 31, 2009. The Company used guidance in ASC 320, Investments – Debt and Equity Securities, to determine the OTTI.

The Company's investment in FHLB stock totaled $5,561,300 at December 31, 2010.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We do not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
December 31, 2010
Equity securities	$38,647	$-	$38,647	$-

March 31, 2010
Equity securities	$73,397	$-	$73,397	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
December 31, 2010
Impaired loans net of
valuation allowance	$7,018,570	$-	$-	$7,018,570

March 31, 2010
Impaired loans net of
valuation allowance	$7,331,452	$-	$-	$7,331,452

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. Real estate appraisals used to determine fair value for impaired loans as of December 31, 2010 had been obtained within the last twelve months. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost and fair value less cost to sell.

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
December 31, 2010
Other real estate	$8,314,290	$-	$ -	$8,314,290

March 31, 2010
Real estate owned	$3,182,419	$-	$855,000	$2,327,419

The accounting standard excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Company’s investment in Federal Home loan Bank stock totaled $5.6 million at December 31, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other than temporarily impaired at December 31, 2010 and no impairment has been recognized.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2010 and March 31, 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows

	December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,678	$4,678	$5,375	$5,375
Securities	1,737	1,707	1,771	1,772
Loans, net	479,622	492,064	502,126	514,522
Accrued interest receivable	2,014	2,014	2,129	2,129
Financial liabilities
Deposits	$386,129	$389,738	$398,420	$403,330
Borrowings	87,000	87,000	96,250	96,550
Securities sold under agreements to repurchase	2,348	2,348	846	846
Accrued interest payable	149	149	148	148

Note 10. Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31, 2010	March 31, 2010

Residential real estate	$147,165,349	$144,951,059
Commercial real estate	171,712,317	171,805,427
Construction	42,957,856	63,806,643
Commercial business	48,530,539	53,402,539
Consumer	87,272,743	91,412,757
	497,638,804	525,378,425
Less:
Loans in process	9,374,793	16,158,845
Deferred loan (costs), net	(730,154)	(959,258)
Allowance for loan losses	9,371,875	8,052,875
	18,016,514	23,252,462
	$479,622,290	$502,125,963

Loans serviced for others amounted to approximately $218,230 at December 31, 2010, and $236,639 at March 31, 2010.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Nine Months Ended December 31, 2010	Year Ended March 31, 2010

Balance at beginning of period	$8,052,875	$5,955,847
Provision for loan loss	6,690,911	4,031,454
Loans charged-off	(5,673,447)	(2,105,988)
Recoveries of loans previously charged-off	301,536	171,562
Balance at end of period	$9,371,875	$8,052,875

Impaired loans with a valuation allowance of $3,414,453 totaled $10,433,023 at December 31, 2010 and impaired loans of $11,209,986 had a valuation allowance of $3,878,534 at March 31, 2010.

Impaired loans without a valuation allowance totaled $8,986,927 and $3,713,249 as of December 31, 2010, and March 31, 2010, respectively.

Troubled Debt Restructurings totaled $13.1 million and $12.3 million as of December 31, 2010, and March 31, 2010, respectively.

No additional funds are committed to be advanced in connection with impaired loans. There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $6,176,640 at December 31, 2010 and $7,487,929 at March 31, 2010.  If interest on nonaccrual loans had been accrued, such income would have been $683,804 for the nine months ended December 31, 2010 and $668,028 for the year ended March 31, 2010.

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. The degree of impairment is measured on a loan-by-loan basis based on the fair value of the collateral if the loan is collateral dependent, the fair value of expected future cash flows or the loan’s market price. The degree of impairment and amount of allowance for each loan varies due to the above factors. The increase of $1,319,000 in the allowance for loan losses at December 31, 2010 compared to March 31, 2010 reflects what management believes to be an appropriate change in the allowance for loan losses related to the change in non-performing assets. The decrease in the ratio of allowance to nonperforming assets from March 31, 2010 to December 31, 2010 reflects the transfer of certain loans to Real Estate Owned, the variability of the allowance on a loan by loan basis based on the current collateral value and the other above factors.

In accordance with ASC 310, Receivables, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately indentify individual consumer and residential loans for impairment disclosure. At December 31, 2010 and March 31, 2010, homogeneous loans totaling $6.2 million and $7.5 million were not included in the impaired loan disclosure and tested for specific impairment. These loans were included in the allowance calculation as pools of loans in the general component with allocations based on historic charge-offs and qualitative factor adjustments deemed appropriate by management for these types of loans and their nonaccrual status.

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

Regarding the fair value disclosures specifically included in the December 31, 2010 and March 31, 2010 disclosures, all impaired loans were included in Level 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Net income for the quarter ended December 31, 2010 decreased $804,000 to $27,000 compared to $831,000 for the quarter ended December 31, 2009.  Net income for the quarter decreased due primarily to a provision for loan loss increase of $909,000. Net income for the nine months ended December 31, 2010 decreased $2.2 million to $490,000 compared to $2.7 million for the nine months ended December 31, 2009.  Net income for the nine months decreased due primarily to a provision for loan loss increase of $4.4 million, or 191.0%, partially offset by an increase in net interest income. The increased provision for the periods was primarily related to higher charge-offs and management’s analysis of the Bank’s loan portfolio.

Net interest income for the quarter ended December 31, 2010 increased $231,000, or 4.5%, to $5.3 million compared to the quarter ended December 31, 2009. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended December 31, 2010 was lower rates paid on interest-bearing liabilities. We made limited investment securities purchases during the three months ended December 31, 2010 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and funds acquisition. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $360.4 million in adjustable rate loans, or 73.7% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities. Deposits were down approximately $12.3 million or 3.1% at December 31, 2010 from March 31, 2010, due to decreases in time deposits, partially offset by increases in interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the December 31, 2010 quarter. During the December 31, 2010 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $22.5 million from March 31, 2010 to December 31, 2010.  This decrease was primarily in construction loans, commercial business loans and consumer loans, partially offset by increases to residential first mortgage loans. We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate. At December 31, 2010, our assets totaled $527.7 million, including net loans receivable of $479.6 million, compared to total assets of $547.2 million, including net loans receivable of $502.1 million, at March 31, 2010.  Commercial real estate loans were $171.7 million or 34.5%, residential first mortgage loans were $147.2 million or 29.6%, construction loans totaled $43.0 million or 8.6%, commercial business loans were $48.5 million or 9.8%, and home equity loans and lines were $47.6 million or 9.6% of our total loan portfolio at December 31, 2010 compared to commercial real estate loans of $171.8 million or 32.7%, residential first mortgage loans of $145.0 million or 27.6%, construction loans of $63.8 million or 12.1%, commercial business loans of $53.4 million or 10.2%, and home equity loans and lines of $48.0 million or 9.1% at March 31, 2010.

At December 31, 2010, non-performing assets totaled $26.7 million or 5.07% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Our allowance for loan losses to non-performing loans was 50.9% and to total loans was 1.92% at December 31, 2010 compared to 55.3% and 1.6%, respectively at March 31, 2010.  The increase in nonperforming assets consisted of $5.1 million of real estate owned and repossessed assets and a $3.9 million increase in nonaccrual loans.  Due primarily to the slow economy, we recognize the possibility of an increase in non-performing assets in the future. Charge-offs of $5.7 million during the nine month period consisted primarily of $1.5 million of residential real estate loans, $1.5 million of commercial business loans, $636,000 of construction loans, $1.1 million of land loans, $765,000 of commercial real estate loans and $269,000 of automobile loans.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning later in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, and this regulation will include the application of federal capital requirements similar to those imposed on all commercial banks and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

FINANCIAL CONDITION

The Company's total assets decreased $19.5 million to $527.7 million at December 31, 2010 from $547.2 million at March 31, 2010 due to decreases in cash of $697,000, Federal Home Loan Bank stock of $622,000 and loans receivable of $22.5 million, partially offset by an increase in real estate owned of $5.1 million. As stated above, the decline in our loan portfolio was primarily in construction loans, commercial business loans and consumer loans, while our residential first mortgage loans increased.  We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have also experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be moderate.

Deposits decreased $12.3 million, or 3.1% to $386.1 million at December 31, 2010, from $398.4 million at March 31, 2010.  The decrease was primarily due to decreases in time deposits of $19.4 million and non-interest bearing accounts of $1.4 million, partially offset by increases in money market and interest checking accounts of $8.5 million. The decrease in deposits was related to the decrease in our assets and funding needs. The decrease in deposits was generally achieved by lowering the rates offered on our time deposits products. FHLB advances also decreased $9.0 million and other borrowings increased $1.3 million at December 31, 2010 from March 31, 2010 which was also related to the decrease in our assets and funding needs.

Stockholders’ equity increased by $16,000 to remain at $49.0 million at December 31, 2010, largely unchanged from March 31, 2010, due to income for the nine months ended December 31, 2010 of $490,000, partially offset by cash dividend payments on our preferred stock.

At December 31, 2010, non-performing assets totaled approximately $26.7 million or 5.07% of assets compared to $17.7 million or 3.24% of assets at March 31, 2010. Non-performing assets at December 31, 2010 were comprised of repossessed assets of $8.3 million and non accrual loans of $18.4 million. Included in the total non-performing assets at December 31, 2010, was one real estate owned property of raw land of $2.8 million.  At December 31, 2010, our allowance for loan losses to non-performing loans was 50.9% and to total loans was 1.95% compared to 55.3% and 1.6%, respectively at March 31, 2010. Our allowance for loan losses increased $1.3 million at December 31, 2010 compared to March 31, 2010 due to allowances for general and specific loans.  Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. We also had $13.1 million of loans that were classified as Troubled Debt Restructurings (TDRs) at December 31, 2010 none of which were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of December 31, 2010, there were also $40.3 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied commercial and residential real estate loans with an average balance of approximately $167,000.  The largest individual loan or lending relationship in this category has a balance of $3.5 million and is secured by a hotel. This loan is of concern due to cash flow concerns. There are also six additional loans with balances greater than $1.0 million. A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months. Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2010, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.6% compared to 2.8% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of December 31, 2010, the total amount of borrowing available under the FHLB line of credit was approximately $137.8 million. At December 31, 2010, principal obligations to the FHLB consisted of $67,000,000 in fixed-rate short term borrowings, $20,000,000 in fixed-rate convertible advances and a $4,000,000 letter of credit to the Treasurer of Virginia for public deposits.

At December 31, 2010, we had commitments to purchase or originate $9.0 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $185.7 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At December 31, 2010, we had brokered or internet time deposits of $19.1 million compared to $22.5 million at March 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 and 2009.

General.  Net income for the three months ended December 31, 2010 decreased $804,000 or 96.7% to $27,000 from $831,000 for the three months ended December 31, 2009. Net interest income increased $231,000, the provision for loan losses increased $909,000, non-interest income increased $74,000 and non-interest expense increased $653,000 during the three months ended December 31, 2010 compared to the same period in 2009. Return on equity for the three months ended December 31, 2010 was .22% compared to 6.88% for the three month period ended December 31, 2009. Return on assets was .02% for quarter ended December 31, 2010 compared to .61% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $266,000 to $6.7 million for the three months ended December 31, 2010, from $7.0 million for the three months ended December 31, 2009, due to both a decrease in the volume and yield of our portfolio.  The average yield earned on interest-earning assets was 5.41% for the three months ended December 31, 2010 compared to 5.50% for the three months ended December 31, 2009.

Interest Expense.  Total interest expense decreased $497,000 to $1.4 million for the quarter ended December 31, 2010, from $1.9 million for the quarter ended December 31, 2009. Interest on deposits decreased $480,000 to $1.2 million for the quarter ended December 31, 2010 from $1.7 million for the quarter ended December 31, 2009 due to a decrease in the average rate paid and lower average deposit balances.  The average rate paid on deposits was 1.22% during the three months ended December 31, 2010 compared to 1.54% for the three months ended December 31, 2009. The decrease in the average rate paid on deposits was due primarily to market interest rate changes.  Interest expense on borrowed money decreased $17,000 to $207,000 for the quarter ended December 31, 2010 compared to $224,000 for the quarter ended December 31, 2009.  A decrease in the average balance of borrowings from $103.2 million for the December 31, 2009 quarter to $99.0 million for the December 31, 2010 quarter and a decrease in the average rate paid on borrowings from 0.97% to 0.90% accounted for the decrease. The average rate paid on interest-bearing liabilities was 1.16% during the three months ended December 31, 2010 compared to 1.59% for the three months ended December 31, 2009.

Provision for Loan Losses.  The provision for loan losses increased $909,000, or 66.5%, to $2.3 million for the three months ended December 31, 2010, from $1.4 million for the three months ended December 31, 2009, primarily as a result of the increased level of charge-offs and specific loan allowances during the period.  Charge-offs totaled  $1.3 million during the three month period ended December 31, 2010, compared to $793,000 during the same period in 2009,  were primarily related to residential real estate loans, land loans, commercial real estate loans and repossessed vehicles. The amount of the provision for loan losses for the quarter ended December 31, 2010 was based on management’s assessment of the inherent risk associated with the decrease in our loan portfolio and the level of our allowance for loan losses. We provide valuation allowances for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral or cash flows has occurred, as a result of which the value of the collateral or cash flows is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, we also provide allowances based on the dollar amount and type of collateral securing our loans in order to protect against unanticipated losses.

Noninterest Income.  Noninterest income increased $74,000, or 7.2%, to $1.1 million for the three months ended December 31, 2010, from $1.0 million for the three months ended December 31, 2009.  Service charges, fees and commissions increased $113,000, or 12.7%, due to an increase in service charges and fees on transactional accounts, secondary mortgage fee income and fees associated with loans. The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.  Other noninterest income declined $39,000, or 27.4%, to $104,000 for the three months ended December 31, 2010 compared to the same period in 2009, primarily due to the gains on sale of investment securities during the 2009 period that were not present in the 2010 period.

Noninterest Expense.  Noninterest expense increased $653,000, or 19.0%, to $4.1 million for the three months ended December 31, 2010 compared to the same period last year. The increase in noninterest expense for the current period resulted primarily from a $552,000, or 30.0%, increase in compensation related expenses, due primarily to the reversal of a bonus accrual in the December, 2009 quarter which was not paid, cost of living increases in the current fiscal year, and an $185,000, or 41.7%, increase in other expenses.  The increase in other expenses was related to the increase in real estate owned properties and the costs incurred in our efforts to dispose of these assets.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009. This served to decrease the current quarters expense compared to the same quarter in the prior fiscal year.

Taxes.  Taxes decreased $453,000 to $25,000 for the three months ended December 31, 2010, from a $478,000 tax provision for the three months ended December 31, 2009. The effective tax rate for the December 31, 2010 quarter was 47.4%.

Nine Months Ended December 31, 2010 and 2009.

General.  Net income for the nine months ended December 31, 2010 decreased $2.2 million to $490,000 from $2.7 million for the nine months ended December 31, 2009.  Net income for the nine months decreased due primarily to an increase in the provision for loan losses and noninterest expenses and was partially offset by an increase in net interest income.  Return on equity for the nine months ended December 31, 2010 was 1.30% compared to 7.46% for the nine month period ended December 31, 2009. Return on assets was .12% for nine months ended December 31, 2010 compared to .67% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased $241,000, or 1.1%, to $20.8 million for the nine months ended December 31, 2010, from $21.1 million for the nine months ended December 31, 2009 due to a decrease in loan yields and average loan balances. The yield on loans and securities decreased from 5.59% to 5.49% for the same periods.

Interest Expense.  Total interest expense decreased $1.9 million, or 29.2%, to $4.5 million for the nine months ended December 31, 2010, from $6.4 million for the nine months ended December 31, 2009. Interest on deposits decreased to $3.9 million for the nine months ended December 31, 2010, from $5.6 million for the same period last year due to a decrease in both the average rate paid and average deposit balances. The rate paid on deposits decreased from 1.99% for the nine months ended December 31, 2009 to 1.33% for the same period in the current fiscal year. The decrease in the average rate paid on deposits was due primarily to market changes. Interest expense on borrowed money decreased to $638,000 for the nine months ended December 31, 2010 from $724,000 for the nine months ended December 31, 2009 due to a decrease in the average rate paid and in the average outstanding balances. The average balance on borrowings decreased from $103.2 million for the nine months ended December 31, 2009 to $99.0 million for the nine months ended December 31, 2010. The average rate paid on borrowings decreased from .93% for the nine months ended December 31, 2009 to .86% for the nine month period ended December 31, 2010.

Provision for Loan Losses.  The provision for loan losses increased $4.4 million, or 191.0%, to $6.7 million for the nine months ended December 31, 2010 from $2.3 million for the nine months ended December 31, 2009 based on managements’ review of the inherent risk associated with the commercial real estate lending portfolio and anticipated charge-offs related to certain loans for which we have established specific reserves.

Noninterest Income.  Noninterest income increased $199,000, or 6.7%, to $3.2 million for the nine months ended December 31, 2010, from $3.0 million for the nine months ended December 31, 2010.  Service charges and fees increased $277,000, or 10.6%, due primarily from fees associated with loans and service charges and fees on transactional accounts. Other noninterest income declined $78,000, or 21.2%, to $290,000 for the nine months ended December 31, 2010 compared to the same period in 2009, primarily due to the gains on sale of investment securities during the 2009 period that were not present in the 2010 period.

Noninterest Expenses.  Noninterest expenses increased $960,000, or 8.7%, for the nine months ended December 31, 2010, compared to the same period last year.  The increase in noninterest expense for the current period resulted primarily from a $609,000, or 9.7%, increase in compensation related expenses, due primarily to the reversal of a bonus accrual in the December, 2009 quarter which was not paid, cost of living increases in the current fiscal year, and a $453,000, or 35.3%, increase in other expenses.  The increase in other expenses primarily was related to the increase in real estate owned properties and the costs incurred in our efforts to dispose of these assets.  These increases were partially offset by a decrease in federal deposit insurance premiums of $114,000.

Taxes.  Taxes decreased to $244,000 for the nine months ended December 31, 2010, from $1.6 million for the nine months ended December 31, 2009. The effective tax rate decreased to 33.3% for the December 31, 2010 period from 37.4% for the same period ended December 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2010.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual 10-K for the period ended March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, "Accounting for Various Topics – Technical Corrections to SEC Paragraphs." ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

Many of these forward-looking statements appear in this document in Management's Discussion and Analysis. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

•
the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; and general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets and a reduction in the value of the collateral securing our loans;

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

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2010, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2010, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2010,  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 11, 2011	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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