Form 10-K
period 2011-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2011-06-24
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
−−−−−−−−−−−
FORM 10-K
⊠	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:   MARCH 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant  was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes____    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐ No ☒

As of May 31, 2011, there were issued and outstanding 4,361,658 shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2010, was approximately $16.0 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

TABLE OF CONTENTS
Page

CAUTIONARY STATEMENT REGARDING FORWARDING LOOKING STATEMENTS	1

PART I	2

ITEM 1. BUSINESS	2

General	2
Our Operating Strategy	4
Lending Activities	5
Loan Originations, Purchases and Sales	13
Asset Quality	14
Investment Activities	18
Sources of Funds	19
Borrowings	21
Subsidiary Activities	22
Competition	22
Regulation	23
Federal and State Taxation	30
Executive Officers	30
Employees	31

ITEM 1A. RISK FACTORS	31

ITEM 1B. UNRESOLVED STAFF COMMENTS	31

ITEM 2. PROPERTIES	32

ITEM 3. LEGAL PROCEEDINGS	33

ITEM 4. (REMOVED AND RESERVED)	33

PART II	33

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33

ITEM 6. SELECTED FINANCIAL DATA	34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	35

Executive Overview	35
Critical Accounting Policies	36
Asset/Liability Management	37
Average Balances, Interest Rates and Yields	39
Rate/Volume Analysis	40
Financial Condition	40
Results of Operations	41
Liquidity and Capital Resources	43
Contractual Obligations and Off-Balance Sheet Arrangements	44
Impact of Inflation and Changing Prices	44
Recent Accounting Pronouncements	45
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45

Index to Financial Statements	46
Report of Independent Registered Public Accounting Firm	47

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

•	changes due to the scheduled change in Community Bank’s primary regulator to the Office of the Comptroller of the Currency;

•	our ability to access cost-effective funding;

•	financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

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

Community Financial Corporation and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury and by the Federal Deposit Insurance Corporation.  Community Bank’s primary regulator will change during the 2012 fiscal year to the Office of the Comptroller of the Currency. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2011, we had $530.1 million in assets, deposits of $379.0 million and stockholders' equity of $49.8 million. Our primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach, Virginia.

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

Dramatic declines in the housing market over the past three years, with decreasing home prices and increasing delinquencies and foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit, and increasing unemployment and under-employment have negatively impacted the credit performance of commercial and consumer credit as well, resulting in additional write-downs for many financial institutions.  Concerns over the stability of the financial markets and the economy also have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies and foreclosures, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Some financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is more complex under these difficult market and economic conditions.  We expect to face increased regulation and government oversight as a result of these downward trends.  This increased government action may increase our costs and limit our ability to pursue certain business opportunities.

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

As previously mentioned, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  The laws and regulations governing our business are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations including the scheduled change of our primary regulator to the Comptroller of the Currency.

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

Congress passed the Dodd-Frank financial reform legislation.  This legislation will have a significant impact on the regulation and operations of financial institutions and their holding companies.  The legislation provides for the elimination of the Office of Thrift Supervision, our primary regulator, and will subject Community Financial to regulatory capital requirements.  The legislation also created a new consumer financial protection agency that will issue and enforce consumer protection initiatives governing financial products and services.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Our main office is located at 38 North Central Avenue, Staunton, Virginia 24401. Our telephone number is (540) 886-0796.  This annual report on Form 10-K, as well as other public information that we file with the Securities and Exchange Commission, is also available on our website at www.cbnk.com and on the Securities and Exchange Commission’s website at www.sec.gov.

Our Operating Strategy

Our goal is to operate and grow a profitable community-oriented financial institution, and to maximize stockholder value by:

•	retaining our community-oriented focus to meet the financial needs of the communities we serve;

•	enhancing our focus on core deposits, including savings and checking accounts;

•	improving asset quality;

•
selectively emphasizing products and services to provide diversification of revenue sources and to capture our customer’s full relationship.  We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers;

•
growing, when economic conditions are suitable, and diversifying our loan portfolio by emphasizing the origination of commercial and multi-family real estate loans, one- to four-family residential mortgage loans, construction loans, secured business loans and consumer loans;

•	expanding our banking network by opening de novo branches and by selectively acquiring branch offices, although currently we do not have any specific expansion plans;

•	controlling operating expenses while continuing to provide quality personal service to our customers; and

•	utilizing borrowings as needed to fund growth and enhance profitability.

Market Area

Our primary market area includes the counties of Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge, Nelson, and the Hampton Roads area in Virginia.  Our headquarters are located in Historic Downtown Staunton, Virginia in Augusta County.  We conduct our business through our headquarters and 10 branch offices located in Staunton (2), Waynesboro, Stuart Drafts, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach (2), Virginia.

The state’s economy is likely to experience sustained high levels of unemployment throughout 2011 and may not return to pre-recession levels of unemployment until after 2014.

Harrisonburg-Rockingham County has a population of approximately 122,858.  Major employment sectors include services, healthcare, manufacturing, trade, government, and construction.  The largest employers headquartered here include James Madison University, Rockingham Memorial Hospital, Pilgrim’s Pride Corp., R.R. Donnelly & Sons Co., and Merck & Co., Inc.

The Staunton-Waynesboro-Augusta County area has a population of approximately 116,299.  Major employment sectors include manufacturing, healthcare, retail trade, hospitality, and educational services.  Major employment sectors include services, manufacturing, trade, government, and construction.  The largest employers headquartered here include Augusta Medical Center, McKee Foods Corporation, Hershey Chocolate of VA, Target Mid-Atlantic Distribution Center, Hollister, and McQuay International.

Lexington-Buena Vista-Rockbridge County has a population of approximately 35,740.  Major employment sectors include services, government, manufacturing, trade, and construction.  The largest employers headquartered here include Lees Carpets, Washington & Lee University, Stonewall Jackson Hospital, Wal-Mart, Inc., and Virginia Military Institute.

The Virginia Beach and Hampton Roads region has a combined population of approximately 1.5 million.  The military has a large presence in this region.  Major employment sectors include food service, employment service, agricultural & engineering services, physicians offices (medical), and services to buildings/dwellings. The largest employers headquartered here include Northrop Grumman, Newport News, Sentara Healthcare, Virginia Beach City Public School, Norfolk Naval Shipyard and Riverside Health System.

Lending Activities

General.  We concentrate our lending activities on first mortgage conventional loans secured by residential properties, commercial and multi-family real estate with an emphasis on multi-family housing and, to a lesser extent, construction loans secured by commercial and multi-family real estate and one- to four-family residential properties, and commercial business loans. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than residential mortgage loans. During fiscal 2011, we substantially curtailed our construction lending due to the lingering effects of the recession. Substantially all of our loans are originated within our market area which includes Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge and Nelson Counties, and the Hampton Roads area in Virginia.

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

Our loan commitments are approved at different levels, depending on the size and type of the loan being sought. Our Board of Directors has authorized different loan limits for individual loan officers depending on the types of loans being approved.  Individual loan officer limits for one- to four-family real estate loans range from $125,000 to $300,000 and for commercial real estate loans range from $100,000 to $175,000.  One- to four-family real estate loans not exceeding $350,000 and commercial real estate loans not exceeding $225,000 may be approved by the President of the Bank.  One- to four-family real estate loans not exceeding $950,000 and commercial real estate loans not exceeding $875,000 may be approved by one member of senior management and two other officers.  Any loan not exceeding $1,000,000 may be approved by the Bank’s loan committee.  All loans in excess of $1,000,000 must be approved by the Board of Directors.  Individual loan officer limits for unsecured consumer and commercial business loans range from $10,000 to $50,000 and for secured consumer and commercial business loans range from $25,000 to $175,000. Consumer and commercial business loans up to $375,000 on a secured basis and $150,000 on an unsecured basis require the approval of one member of senior management and two other officers. Consumer and commercial business loans in excess of individual loan officer or collective senior management loan authority must be approved by a majority of our Loan Committee or Board of Directors.

 The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2011, the maximum amount which we could have loaned to one borrower and the borrower’s related entities or invested in any one project was approximately $8.3 million. At March 31, 2011, we had only 16 borrowers, or groups of related borrowers, with an aggregate outstanding loan balance in excess of $3.0 million, with the largest being a $5.9 million relationship, consisting of  one unsecured business loan, 2 secured business loans and one commercial real estate loan.  All of these loans in excess of $3.0 million were performing in accordance with their payment terms. We also had 21 other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2011 of between $2.0 million and $3.0 million, all of which were performing in accordance with their payment terms at March 31, 2011.

Loan Portfolio Composition.  The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$148,199	30.10%	$144,951	27.59%	$140,064	28.17%	$122,605	27.08%	$118,044	28.59%
Commercial	181,822	36.94	171,805	32.71	154,781	31.14	150,059	33.14	119,354	28.91
Construction	27,453	5.58	63,807	12.14	62,887	12.65	53,891	11.90	48,857	11.83
Total real estate	357,474	72.62	380,563	72.44	357,732	71.96	326,555	72.12	286,255	69.33
Consumer Loans:
Home equity	46,930	9.53	48,061	9.14	41,653	8.37	32,780	7.24	30,806	7.46
Automobile	31,286	6.36	35,533	6.77	37,411	7.53	44,961	9.93	50,992	12.34
Other	7,436	1.51	7,819	1.49	6,906	1.39	6,930	1.53	7,171	1.74
Total consumer	85,652	17.40	91,413	17.40	85,970	17.29	84,671	18.70	88,969	21.54
Commercial business	49,085	9.98	53,402	10.16	53,436	10.75	41,578	9.18	37,691	9.13
Total loans receivable	492,211	100.00%	525,378	100.00%	497,138	100.00%	452,804	100.00%	412,915	100.00%
Less:
Undisbursed loans in process	6,803		16,158		15,222		13,599		11,884
Deferred (costs) and unearned discounts	(731)		(959)		(990)		(1,184)		(1,299)
Allowance for losses	7,846		8,053		5,956		3,215		3,078
Total loans receivable, net	$478,293		$502,126		$476,950		$437,174		$399,252

The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$19,252	3.91%	$20,170	3.84%	$29,204	5.87%	$22,146	4.89%	$24,657	5.97%
Commercial	35,646	7.24	33,447	6.37	31,919	6.42	22,592	4.99	15,097	3.66
Construction(1)	537	0.11	7,473	1.42	3,528	0.71	6,870	1.52	--	0.00
Total real estate loans	55,435	11.26	61,090	11.63	64,651	13.00	51,608	11.40	39,754	9.63
Home equity	2,780	0.56	4,222	0.80	5,437	1.09	5,692	1.26	4,972	1.20
Automobile	31,150	6.33	35,460	6.76	37,300	7.51	44,843	9.90	50,895	12.32
Other	6,077	1.23	5,969	1.14	5,718	1.15	5,872	1.30	5,619	1.36
Total consumer loans	40,007	8.12	45,651	8.70	48,455	9.75	56,407	12.46	61,486	14.88
Commercial business	15,044	3.06	17,150	3.26	21,234	4.27	19,912	4.40	17,721	4.29
Total fixed-rate loans	110,486	22.44	123,891	23.59	134,340	27.02	127,927	28.26	118,961	28.80
Adjustable-Rate loans:
Real Estate:
Residential	128,947	26.19	124,781	23.75	110,860	22.30	100,459	22.19	93,387	22.62
Commercial	146,176	29.70	138,358	26.34	122,862	24.72	127,467	28.15	104,257	25.25
Construction(2)	26,916	5.47	56,334	10.72	59,359	11.94	47,021	10.38	48,857	11.83
Total real estate loans	302,039	61.36	319,473	60.81	293,0811	58.96	274,9471	60.72	246,5011	59.70
Home equity	44,150	8.97	43,839	8.34	36,216	7.28	27,088	5.98	25,834	6.26
Automobile	136	0.03	73	0.01	111	0.02	118	0.03	97	0.02
Other	1,359	0.28	1,850	0.35	1,188	0.24	1,058	0.23	1,552	0.38
Total consumer loans	45,645	9.28	45,762	8.70	37,515	7.54	28,264	6.24	27,483	6.66
Commercial Business	34,041	6.92	36,252	6.90	32,202	6.48	21,666	4.78	19,970	4.84
Total adjustable-rate loans	381,725	77.56	401,487	76.41	362,798	72.98	324,877	71.74	293,954	71.20
Total loans receivable	$492,211	100.00%	$525,378	100.00%	$497,138	100.00%	$452,804	100.00%	$412,915	100.00%
_______________________
(1)
Includes residential real estate construction loans of $0, $3.2 million, $1.9 million, $247,000 and $0, and commercial real estate construction loans of $537,000, $4.3 million, $1.6 million, $6.6 million and $0 at March 31, 2011, 2010, 2009, 2008 and 2007 respectively.

(2)
Includes residential real estate construction loans of $19.3 million, $39.3 million, $45.2 million, $43.3 million and $47.2 million, and commercial real estate construction loans of $7.6 million, $17.0 million, $14.2 million, $3.7 million and $1.7 million at March 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Loan Maturity and Repricing.  The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2011, before net items.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2012	$25,554	$29,275	$54,829
2013 to 2016	1,899	18,901	20,800
After 2016	--	909	909

Totals	$27,453	$49,085	$76,538

The total amount of loans in the above table due after March 31, 2012, which have fixed interest rates is $11.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $9.9 million.

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

In order to manage our exposure to changes in interest rates, in the past we originated only a limited amount of 30-year and 15-year fixed-rate, one to four-family residential mortgage loans for our portfolio.  For the year ended March 31, 2011, 84.2% of all one to four-family residential loans we originated had adjustable interest rates. At March 31, 2011, only $19.3 million, or 3.9%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans. As part of our asset liability management strategy, we have not originated fixed rate residential loans with terms of 15 years or more for our portfolio for approximately nine years.

To compete with other lenders in our market area, we make one, three and five year adjustable-rate mortgage (“ARM”) loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually after the initial fixed period based on a stated interest margin over the yields on one year U.S. Treasury Bills.  Although our one- to four-family ARM loans primarily adjust annually after the initial period, we currently offer residential ARM loans which adjust every three and five years generally in accordance with the rates based on a stated margin over the yields on the applicable U.S. Treasury Bills. At March 31, 2011 we had the following loans that adjust on an annual basis after the initial period, $23.3 million that adjust after three years, $58.4 million after five years, $416,000 after seven years and $6.7 million after ten years. An additional $1.7 million loans adjust every five years.  We do not currently offer residential ARM loans with an initial adjust period greater than five years. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  At March 31, 2011, residential ARM loans totaled $128.9 million, representing 87.0% of our total residential real estate loans and 26.2% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2011, commercial real estate and construction loans aggregated $209.3 million or 42.5% of our total loans receivable, before net items, with $173.1 million of these loans having adjustable interest rates and $36.2 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market areas.

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

At March 31, 2011, we had commercial real estate loans totaling $181.8 million, including 159 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of  $108.6 million.  The largest loan or lending relationship to a single borrower was for $5.2 million, which consisted of two loans both secured by commercial real estate. Loans secured by commercial and industrial buildings increased from $43.0 million at March 31, 2010 to $52.7 million at March 31, 2011, accounting for the increase in our commercial real estate loan portfolio.

The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2011, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	38	$16,707
Hotel and motel	20	21,008
Commercial and industrial buildings	115	52,708
Raw land	179	43,979
Church	13	3,420
Restaurant	16	4,333
Warehouse	30	11,648
Retail Store	82	22,282
School/Recreational	12	5,783
Commercial construction	8	6,134
Total	513	$188,002

At March 31, 2011, we had 8 commercial construction loans totaling $6.1 million, the largest one having an outstanding balance of $1.9 million.  All commercial construction loans are performing in accordance with their payment terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at or above the prevailing prime rate. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

A large portion of our commercial real estate portfolio consists of loans secured by raw land.  The Company originates loans to local real estate developers with whom it has established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities), as well as loans to individuals to purchase building lots.  Land development loans are secured by a lien on the property and made for a period usually not to exceed twelve months with an interest rate that adjusts with the prime rate, and are made with loan-to-value ratios not exceeding 80%. Monthly interest payments are required during the term of the loan. Subdivision loans are structured so that we are repaid in full upon the sale by the borrower of approximately 90% of the subdivision lots. All of our land loans are secured by property located in our primary market area.  We also generally obtain personal guarantees from financially capable parties based on a review of personal financial statements.

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.  At March 31, 2011, we had $338,000 of non-performing raw land loans.

We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of non-residential properties, one- to four-family residences and the development of one- to four-family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process.  At March 31, 2011, we had $21.3 million or 4.3% of our total loans receivable, before net items, in 89 residential construction loans, the largest of which was $775,000, compared to $42.1 million or 8.0% at March 31, 2010.  Residential construction loans totaled approximately 77.7% of the total construction loan portfolio.  Unfunded commitments on residential construction loans totaled $4.8 million at March 31, 2011.  All residential construction loans were performing in accordance with their payment terms.

Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s sale value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because we usually provide loans to a developer for the entire estimated cost of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. We have reduced our non-owner occupied commercial real estate loans from $168.0 million and 316% of risk based capital at March 31, 2010 to $148.9 million and 270% of risk based capital at March 31, 2011.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans.  We also offer unsecured loans.  We originate our consumer loans primarily in our market areas.  At March 31, 2011, our consumer loans totaled $85.7 million or 17.4% of our total loans receivable, before net items. With the exception of $39.0 million of home equity loans and lines of credit at March 31, 2011, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to six years.

The largest component of our consumer loans is home equity loans and lines of credit. At March 31, 2011, our home equity loans and lines of credit totaled $46.9 million and comprised 9.5% of our total loan portfolio, before net items, including $39.0 million of home equity lines of credit.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The amount of the line of credit also may not exceed 90% of the value of the property securing the loan.  Home equity lines of credit generally are originated with an adjustable rate of interest, based on the prime rate of interest.  Home equity lines of credit have a 20 year term and amounts may be re-borrowed after payment at any time during the life of the loan.  At March 31, 2011, unfunded commitments on these lines of credit totaled $18.2 million.

 We originate automobile loans on a direct and indirect basis.  Automobile loans totaled $31.3 million at March 31, 2011, or 6.4% of our total loan portfolio, before net items, with $7.1 million in direct loans and $24.2 million in indirect loans.  Our automobile loan portfolio decreased from $35.5 million at March 31, 2010 to $31.3 million at March 31, 2011, or 11.8%.  The decrease in automobile loans is attributable to a slower economic environment and increased competition.  The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area.  Indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive.  Automobile loans may be written for a term of up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans.  For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer, but the Bank may require either full or partial recourse to the dealer under certain circumstances. If the customer’s credit history or the loan to value of the vehicle warrants, the Bank may require full or partial recourse to the dealer.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring.  Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.  However, because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.  At March 31, 2011, we had $75,000 in non-performing automobile loans, which included $14,000 in indirect automobile loans.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. The level of non-performing assets in our consumer loan portfolio decreased from $2.3 million at March 31, 2010 to $455,000 at March 31, 2011due primarily to dispositions and charge-offs. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. At March 31, 2011, our commercial business loans totaled $49.1 million, or 10.0%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.  Our commercial business lending activities encompass loans with a variety of purposes and security, including but not limited to business secured and unsecured lines of credit, business automobiles, equipment and accounts receivable.  We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower’s character, management capabilities, capacity to repay the loan, the adequacy of the borrower’s capital and collateral. An analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

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

Loan Originations

Federal regulations authorize us to make real estate loans anywhere in the United States. At March 31, 2011, substantially all of our real estate loans were secured by real estate located in our market area.

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.

Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last six fiscal years and sold $3.2 million in loans during the last fiscal year.  Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

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

The following table shows our loan origination and repayment activities for the periods indicated.

	Year Ended March 31,
	2011	2010	2009
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$23,801	$38,657	$41,441
- commercial	29,580	31,675	25,814
- construction	7,238	15,733	30,740
Non-real estate - consumer	354	580	522
- commercial business	2,254	6,717	7,695
Total adjustable rate	63,227	93,362	106,212
Fixed Rate:
Real estate - 1-4 family residential	4,469	3,170	7,757
- commercial	6,944	9,711	10,329
- construction	---	3,032	2,608
Non-real estate - consumer	16,683	18,948	15,711
- commercial business	5,753	5,379	9,449
Total fixed rate	33,849	40,240	45,854
Sales and Repayments:
Sales	3,220	---	---
Principal repayments	127,023	105,362	107,732
Total reductions	130,243	105,362	107,732
Increase/(Decrease) in other items, net	(9,334)	3,064	4,558
Net increase/(decrease)	$(23,833)	$25,176	$39,776

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

The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2011. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate, Multi-Family and Land		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	5	$755	6	$575	--	$--	57	$862	23	$743	91	$2,935
60-89 days	6	718	2	1,755	--	--	17	557	12	609	37	3,639
90 days and over	24	3,661	9	1,574	--	--	29	335	17	606	79	6,176
Total delinquent loans	35	$5,134	17	$3,904	--	$--	103	$1,754	52	$1,959	207	$12,750

Risk Elements.  The table below sets forth the amounts and categories of non-performing assets and troubled debt restructurings in our loan portfolio. Non-performing assets include non-accruing loans, accruing loans delinquent 90 days or more as to principal or interest payments and real estate acquired through foreclosure, which include assets acquired in settlement of loans. Typically, a loan becomes nonaccruing when it is 90 days delinquent. All consumer loans more than 120 days delinquent are charged against the allowance for loan losses. Accruing mortgage loans delinquent more than 90 days are loans that we consider to be well secured and in the process of collection. For the years presented, we have no accruing loans 90 days or more delinquent.

	March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$941	$3,998	$2,428	$137	$142
Real estate	5,235	10,566	5,138	889	1,173

Total non-accruing loans	6,176	14,564	7,566	1,026	1,315
Real estate acquired through foreclosure	10,384	3,182	1,400	593	181
Total non-performing assets	$16,560	$17,746	$8,966	$1,619	$1,496

Total as a percentage of total assets	3.12%	3.24%	1.75%	.33%	.32%
Allowance for loan losses	$7,846	$8,053	$5,956	$3,215	$3,078
Troubled debt restructurings	$21,044	$3,713	$4,298	$2,887	$2,963

Non-performing assets at March 31, 2011 were comprised primarily of non-accruing loans, real estate owned and repossessed automobiles. Real estate acquired through foreclosure consisted of $2.4 million in residential construction, $3.3 million in land, $3.3 million in 1-4 family residences and $1.3 million in commercial real estate.  Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Our largest non-accruing loan relationship at March 31, 2011 totaled $975,000 and is located in the Virginia Beach, Virginia area secured by residential real estate. The next largest non-accruing loan relationship was $651,000 secured by commercial real estate.

Nonaccrual loans amounted to $6.2 million at March 31, 2011.  If interest on these loans had been accrued, such income would have approximated $325,000 for the year ended March 31, 2011, none of which is included in interest income.

Troubled debt restructurings amounted to $21.8 million at March 31, 2011, of which $220,640 is also included in non-performing assets.

Other Loans Of Concern.  In addition to the non-performing assets set forth in the table above, as of March 31, 2011, we had approximately $18.3 million of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date. These loans have been considered in management's determination of our allowance for loan losses.

In addition to the $18.3 million in loans mentioned above, we have $43.4 million in additional loans which we monitor. These loans are generally performing substantially in accordance with the loan terms but exhibit characteristics such as insufficient cash flow or occasional delinquencies which we monitor for deterioration. Of the $43.4 million, $17.6 million is comprised of residential real estate and consumer loans and $25.8 million are commercial real estate and business loans.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at March 31, 2011, we had classified $32.4 million of our assets as substandard, $71,000 as doubtful and none as loss. The $32.4 million in classified loans is comprised primarily of residential and commercial real estate loans and commercial business loans.  The $71,000 in doubtful loans is comprised of commercial business loans.

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

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$8,053	$5,956	$3,215	$3,078	$2,966
Provision charged to operations	8,171	4,031	4,285	625	388
Charge-offs:
Residential real estate	(1,880)	(135)	(72)	(44)	---
Commercial Real Estate, Multifamily and Land.	(2,503)	(397)	(488)	(3)	---
Construction	(999)	(351)	(100)	(25)	---
Home Equity	(654)	(578)	---	---	---
Automobile	(369)	(429)	(438)	(437)	(279)
Other	(906)	(130)	(213)	(73)	(76)
Commercial Business	(1,411)	(86)	(371)	(41)	(2)
Recoveries:
Residential real estate	43	1	11	---	---
Commercial Real Estate, Multifamily and Land.	74	---	---	1	---
Construction	5	20	---	---	---
Home Equity	6	4	---	---	---
Automobile	132	135	116	79	55
Other	13	2	9	10	26
Commercial Business	71	10	2	45	---
Net charge-offs	(8,378)	(1,934)	(1,544)	(488)	(276)
Balance at end of period	$7,846	$8,053	$5,956	$3,215	$3,078
Ratio of net charge-offs during the period to average loans outstanding during the period	1.20%	.39%	.33%	.12%	.07%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Residential	Commercial Real Estate, Multi-Family and Land	Construction	Commercial Business	Home Equity	Consumer	Total
	(Dollars in Thousands)
March 31, 2011:
Amount of loan loss allowance	$3,670	$2,223	$549	$100	$951	$353	$7,846
Percent of loans in each category to total loans	30.10%	36.94%	5.58%	9.98%	9.53%	7.87%	100.00%

March 31, 2010:
Amount of loan loss allowance	$314	$2,079	$997	$3,170	$603	$890	$8,053
Percent of loans in each category to total loans	27.59%	32.71%	12.14%	10.16%	9.14%	8.26%	100.00%

March 31, 2009:
Amount of loan loss allowance	$276	$1,637	$665	$2,196	$224	$958	$5,956
Percent of loans in each category to total loans	28.17%	31.14%	12.65%	10.75%	8.38%	8.91%	100.00%

March 31, 2008:
Amount of loan loss allowance	$258	$981	$383	$565	$130	$898	$3,215
Percent of loans in each category to total loans	27.08%	33.14%	11.90%	9.18%	7.24%	11.46%	100.00%

March 31, 2007:
Amount of loan loss allowance	$238	$819	$354	$530	$109	$1,028	$3,078
Percent of loans in each category to total loans	28.59%	28.90%	11.83%	9.13%	7.46%	14.09%	100.00%

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

As a member of the Federal Home Loan Bank of Atlanta, we had $5.6 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2011, and for the year ended March 31, 2011, we received $28,000 in dividends on such stock.

The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2011
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years		Total Investment Securities(1)
	Book Value	Book Value	Book Value		Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$ ---	$2,000	$	---	$2,000	$1,966
Other	198	---		---	198	198
Total Investment Securities	$198	$2,000	$	---	$2,198	$2,164

Weighted Average Yield (2)	1.13%	2.36%		---%	2.25%	2.29%
______________________
(1)	Included in the above table are $2.0 million of securities that are callable in one year or less.
(2)	The weighted average yield is not computed on a tax equivalent basis.

The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.  At March 31, 2011, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2011		2010		2009
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$4,119	100.0%	$3,825	100.0%	$512	100.0%

Investment securities:
Federal agency obligations	$2,000	25.7%	$1,500	18.9%	$1,500	21.0%
State agencies and commercial paper	---	---	---	---	200	2.8
Other	198	2.5	198	2.5	---	---
United States agency equity securities	39	0.5	73	0.9	207	2.9
Subtotal	2,237	28.7	1,771	22.3	1,907	26.7
FHLB stock	5,561	71.3	6,184	77.7	5,239	73.3
Total investment securities and FHLB stock	$7,798	100.0%	$7,955	100.0%	$7,146	100.0%
Average remaining life or term to repricing (1)		4 Years		4 Years		3 Years
____________________
(1)	Excludes Freddie Mac common stock and other marketable equity securities.

During fiscal 2011, the market rates paid on investment securities decreased.  During fiscal 2009 through 2011, we made limited investment securities purchases due to the minimal spread between short and long term rates during most of these reporting periods.

During fiscal 2009, due to the conservatorship of Fannie Mae and Freddie Mac in September, 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Company recorded an other than temporary impairment (OTTI) non-cash charge with respect to the Fannie Mae and Freddie Mac preferred stock it owned of $11,536,000. The Company sold its remaining 57,000 shares of Fannie Mae and Freddie Mac preferred stock during fiscal year 2011.

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

Deposits.  We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular savings accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or more jumbo certificates of deposit and individual retirement accounts. During fiscal 2011, 2010 and 2009 we utilized brokered deposits due to their lower relative costs. At March 31, 2011, we had total brokered deposits of $15.3 million.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2011	2010	2009
	(In Thousands)
Passbook and statement accounts	$33,997	$31,586	$27,320
NOW and Super NOW accounts including non-interest bearing	75,446	68,844	56,626
Money market accounts	43,850	38,466	25,255
Six-month and 91 day certificates	7,075	13,195	8,958
One- to five-year fixed-rate certificates	218,677	246,329	247,347
Total	$379,045	$398,420	$365,506

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2011	2010	2009
	(Dollars in Thousands)
Opening balance	$398,420	$365,506	$350,731
Net deposits(withdrawals)	(24,063)	24,780	6,639
Interest credited	4,688	8,134	8,136
Ending balance	$379,045	$398,420	$365,506
Net increase(decrease)	$(19,375)	$32,914	$14,775
Percent increase(decrease)	(4.86%)	9.01%	4.21%
  During fiscal 2009, we experienced an increase in interest-bearing checking accounts due to our continued emphasis on increasing these relationships. During fiscal 2010, the change in deposits was related primarily to the utilization of brokered deposits and our continued emphasis on increasing transaction accounts. During fiscal 2011, the change in deposits was related to the decrease in loans and lower time deposit rates with continued emphasis on transaction accounts. We remained competitive on deposit rates. We may use borrowings from time to time as an alternative source of funds. See “ Borrowings.”

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$27,573	---%	$26,717	---%	$25,514	---%
Interest bearing demand deposits	83,901	0.71	66,355	0.95	51,920	1.16
Savings deposits	31,993	0.55	29,484	0.92	27,463	1.18
Time deposits	243,652	1.70	259,948	2.40	250,702	3.82
Total deposits	$387,119	1.27%	$382,504	1.87%	$355,599	2.95%

The following table shows rate information for our certificates of deposit as indicated.

	Less Than 1.00%	1.00- 2.00%	2.01- 3.00%	3.01- 4.00%	4.01 and Greater	Total

March 31, 2011	$36,247	$151,652	$28,448	$3,396	$6,009	$225,752
March 31, 2010	$22,850	$148,275	$70,378	$5,060	$12,961	$259,524
March 31, 2009	$3,185	$12,275	$63,401	$118,149	$59,295	$256,305

The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2011.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$29,403	$36,051	$45,454	$30,938	$141,846
Certificates of deposit of $100,000 or more	21,371	20,112	22,557	19,866	83,906
Total certificates of deposit	$50,774	$56,163	$68,011	$50,804	$225,752

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

Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral.  At March 31, 2011, we had $1,445,000 of securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 6 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2011	2010	2009
	(Dollars in thousands)

Securities sold under agreements to repurchase	$1,445	$846	$1,476
Other borrowings	---	250	1,000
FHLB advances	97,000	96,000	94,000
Total Borrowings	$98,445	$97,096	$96,476

Weighted average interest rate of borrowings	0.23%	0.90%	1.00%

Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2011	2010	2009
	(Dollars in Thousands)
Amount outstanding at year end	$97,000	$96,000	$74,000
Average interest rate on amount at year end	0.23%	0.93%	0.43%

Average amount outstanding during the year	$96,345	$79,397	$72,055
Average interest rate during the year	0.71%	0.37%	1.69%

Maximum amount outstanding during the year	$108,000	$97,000	$94,000

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

Recently Enacted Regulatory Reform .  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies will be transferred to the Board of Governors of the Federal Reserve System (Federal Reserve). The new law also establishes an independent federal consumer protection bureau within the Federal Reserve, the Consumer Financial Protection Bureau (CFPB). The following discussion summarizes significant aspects of the new law that may affect Community Bank and Community Financial.  Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Community Bank:

•
Effective July 21, 2011, the Office of the Comptroller of the Currency will assume the authority and responsibilities of the Office of Thrift Supervision to regulate savings associations under the same laws as the Office of Thrift Supervision (except where modified by the Dodd-Frank Act).  The regulations and policies of the Office of Thrift Supervision for savings associations will continue to apply unless and until the Office of the Comptroller of the Currency modifies them.

•
Effective July 21, 2011, the Federal Reserve will assume the authority and responsibilities of the Office of Thrift Supervision to regulate savings and loan holding companies under the same laws as the Office of Thrift Supervision (except where modified by the Dodd-Frank Act).  The regulations and policies of the Office of Thrift Supervision for savings and loan holding companies will continue to apply unless and until modified by the Federal Reserve.

•
The Consumer Financial Protection Bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Community Bank, will be subject to supervision and enforcement by their primary federal banking regulators with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits is repealed, effective July 21, 2011.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2013.

•	The Deposit insurance assessment base is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

The following aspects of the Dodd-Frank Act are related to the operations of Community Financial:

•
Savings and loan holding companies will be subject to the same capital requirements as bank holding companies five years after enactment. Currently, a bank holding company with less than $500 million in assets is subject to capital requirements on a bank-only basis (except in certain unusual cases).

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, which does not include the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement with the FDIC.  We are not aware of any practice, condition or violation that might lead to termination of Community Bank’s deposit insurance.

Community Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. The basic deposit insurance limit is $250,000.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under the rules in effect through March 31, 2011, a range of initial base assessment rates applied to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments ranged from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The balance of Community Bank’s prepaid assessment at March 31, 2011 was $1.5 million.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, through 2019, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ending March 31, 2011 averaged 1.025 basis points of assessable deposits.

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

Regulatory Capital Requirements.  To be considered well capitalized, an institution must have a ratio of Tier 1 capital to adjusted total assets of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0% and not be subject to any agreement, order or directive of the OTS to meet and maintain any specific capital measure.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles.  At March 31, 2011, Community Bank had no intangibles in Tier 1 capital.

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

To be adequately capitalized, an institution must have a ratio of Tier 1 capital to adjusted total assets of at least 4.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.  At March 31, 2011, Community Bank was well capitalized.  The Office of Thrift Supervision is authorized to require federal savings banks on a case-by-case basis to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

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

Community Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends.  Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank. Issuance of preferred stock under the TARP and CPP restricts the Company from increasing its dividend distribution to stockholders without approval from the Office of Thrift Supervision.

Qualified Thrift Lender Test.  All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by statute) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2011, Community Bank met the test and has always met the test since its effective date.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Community Bank was examined for Community Reinvestment Act compliance in November, 2010 and received a rating of “Satisfactory”.

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

Federal and State Taxation

Federal Taxation.  Savings associations such as Community Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for “non-qualifying loans” was computed under the experience method. The amount of the bad debt reserve deduction is now actual net charge-offs. As a result, the Bank must recapture as taxable income that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. At March 31, 2011, Community Bank’s had no excess reserves to be recaptured.

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

Norman C. Smiley, III, age 49,  was appointed President of Community Bank in March, 2008, and effective April 30, 2010, became the President and Chief Executive Officer of Community Financial and Community Bank.  Prior to joining the Company in April 1996, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.  He is a 1987 graduate of the Virginia Bankers School of Bank Management at the University of Virginia and a 2001 graduate of the American Bankers Association Stonier Graduate School of Banking at Georgetown University.  Mr. Smiley is currently a Board member of the American Frontier Museum and the Staunton Redevelopment Housing Authority. He is a past Board member of the Coordinated Area Transportation System, Big Brothers/Big Sisters, Salvation Army, the Red Cross, the City of Staunton Board of Zoning Appeals and past Elder of the First Presbyterian Church.

R. Jerry Giles, age 62, is our Chief Financial Officer and Senior Vice President, a position he has held since April 1994. Prior to joining the Company in April 1994, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Benny N. Werner, age 62, is our Senior Vice President and Chief Operations Officer, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Lyle A. Moffett, age 42, is our Senior Vice President of Lending, a position he has held since March, 2008. Mr. Moffett joined Community Bank in 1997 and was Vice President and Commercial Loan Officer prior to his current position.

John J. Howerton, age 53, is our Senior Vice President of Retail Banking, a position he has held since September, 2008. Mr. Howerton has been employed in the banking industry since 1982 and prior to joining the Company, Mr. Howerton was the Senior Vice President of Retail Banking with Stellar One.

Clarence W. Keel, age 64, is the Senior Vice President in our Hampton Roads Region, a position he has held since March, 2010. Mr. Keel has been employed in the banking industry since 1971 and prior to joining the Company, Mr. Keel was the Senior Vice President and Manager of Shareholder Services with BB&T Corporation.

Employees

At March 31, 2011, we had a total of 162 employees, including 22 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

ITEM 1A.  RISK FACTORS – Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS– Not required by smaller reporting companies.

ITEM  2.  PROPERTIES

The following table sets forth information at March 31, 2011, with respect to our retail and operational offices, furniture and equipment.  We believe that our current facilities are adequate to meet our present and foreseeable need

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2011
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,266,000
2934 West Main Street Waynesboro, Virginia	1989	Owned	5,300	513,000
2658 Stuarts Draft Highway Stuarts Draft, Virginia	1993	Owned	3,000	872,000
621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	785,000
101 Community Way Staunton, Virginia	1999	2039	4,500	591,000
2134 Raphine Road, Raphine, Virginia	2001	2011	2,308	31,000
21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	927,000
123 West Frederick Street (1) Staunton, Virginia	2003	Owned	22,000	1,531,000
1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	199,000
463 Hidden Creek Lane Harrisonburg, Virginia	2005	2011	2,000	21,000
102 Walker Street Lexington, Virginia	2006	2028	2,200	152,000
211 West Frederick Street (1) Staunton, Virginia	2009	Owned	4,445	281,000
128 West 21st Street Buena Vista, Virginia	2009	Owned	4,100	1,600,000

(1) Operational offices

Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2011 was $38,079.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4.  (Removed and reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2011, there were approximately 455 holders of record of Community Financial common stock.  Community Financial common stock is traded on The Nasdaq Capital Market under the symbol “CFFC.”  The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or “street” name.

The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the common dividends declared by us for the stated periods.

Fiscal 2011	High	Low	Close	Dividend Declared
March 2011	$3.65	$2.95	$3.14	$.000
December 2010	4.28	2.72	3.48	.000
September 2010	4.54	3.58	4.07	.000
June 2010	5.29	3.69	4.36	.000

Fiscal 2010	High	Low	Close	Dividend Declared
March 2010	$4.48	$3.68	$4.16	$.000
December 2009	4.94	3.32	4.34	.000
September 2009	4.70	3.70	4.16	.000
June 2009	6.00	3.50	4.40	.000

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

The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference.  No stock was repurchased by the Company during the fourth quarter of fiscal 2011.  Our ability to repurchase stock is limited as a result of our participation in the U.S. Treasury’s CCP and, indirectly, by the Office of Thrift Supervision.

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$530,080	$547,180	$512,724	$491,246	$463,112
Loans receivable, net	478,293	502,126	476,950	437,174	399,252
Investment securities and other earning assets(1)	11,917	11,780	7,658	30,475	43,703
Real estate owned, net	10,384	3,182	1,400	593	181
Deposits	379,045	398,420	365,506	350,731	330,538
Advances and other borrowed money	98,445	97,096	96,476	98,834	90,740
Stockholders’ equity	49,760	49,012	46,337	38,705	38,570

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operations Data:
Total interest income	$27,585	$28,198	$28,692	$32,244	$29,419
Total interest expense	5,612	8,081	12,460	16,978	14,792
Net interest income	21,973	20,117	16,232	15,266	14,627
Provision for loan losses	8,170	4,031	4,285	625	388
Net interest income after provision for loan losses	13,803	16,086	11,946	14,641	14,239
Service charges and fees	3,712	3,300	3,037	3,007	2,816
Securities impairment	---	---	(11,536)	---	---
Other noninterest income(2)	377	550	386	336	369
Noninterest expenses	15,527	14,995	13,449	12,292	11,306
Income (loss) before income taxes	2,365	4,941	(9,616)	5,692	6,118
Income taxes (benefit)	843	1,349	(3,793)	1,856	2,027
Net income (loss)	$1,522	$3,592	$(5,823)	$3,836	$4,091
Amortization of discount on preferred stock	(121)	(121)	(34)	-	-
Cumulative dividends on preferred stock	(632)	(632)	(176)	-	-
Net income (loss) available to common stockholders	$769	$2,839	$(6,033)	$3,836	$4,091

	At or For the Year Ended March 31,
	2011	2010	2009	2008	2007
Other Data:
Average interest-earning assets to average interest bearing liabilities	103.41%	104.24%	105.41%	105.21%	104.86%
Average interest rate spread during year	4.34	3.92	3.25	3.14	3.30
Non-performing assets to total assets	3.13	3.24	1.75	.33	.32
Return on assets (ratio of net income to average total assets)	.28	.67	(1.17)	.80	.92
Return on equity (ratio of net income to average total equity)	3.04	7.45	(14.57)	9.77	11.06
Equity-to-assets ratio (ratio of average equity to average assets)	9.36	9.02	8.03	8.18	8.36
Allowance for loan losses to loans receivable, net	1.61	1.58	1.25	.73	.77
Allowance for loan losses to non-performing loans	127.04	55.29	78.70	313.30	234.16

Per Common Share Data: (3)
Net income (loss)-diluted	$0.18	$0.65	$(1.39)	$0.87	$0.93
Book value	8.55	8.34	7.72	8.93	8.98
Dividends-common	0.00	0.00	.13	.26	.255
Dividend payout ratio-common	---%	---%	---%	29.22%	26.54%
Number of full-service offices	11	11	11	10	10
____________________
(1)	Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2)	Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.
(3)	Per share data for the periods presented has been restated to reflect the 2-for-1 stock split declared on July 26, 2006, as applicable.

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

The primary factor contributing to our decrease in net income for the fiscal year was the increase in the provision for loan losses, partially offset by a 9.2% increase in our net interest income for the current fiscal year compared to the prior fiscal year.

The primary factor contributing to the increase in net interest income for the fiscal year ended March 31, 2011 was an increase in the interest rate spread. The increased interest rate spread is primarily attributable to a reduction in the cost of our interest-bearing liabilities due to the repricing of these liabilities during the current low interest rate environment. The aggressive rate reductions in prior fiscal years resulted in a timing difference in the repricing of assets and liabilities. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

Utilization of brokered deposits and management’s emphasis on increasing low and no interest bearing transaction accounts has impacted the composition of our interest-bearing liabilities. Deposits were the primary source of funding during the fiscal year ended March 31, 2011. We acquired lower cost brokered deposits and low interest bearing transaction accounts during the fiscal year to replace higher cost time deposits.  While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Corporation uses real estate appraisal, discounted cash flows or other appropriate methods to determine the value of impaired loans. With the use of these methods, the Corporation provides valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.  Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral.  Evaluation of impairment requires judgment and estimates and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of real estate owned and the fair value of financial instruments.

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

Presented in the following table, as of March 31, 2011 and 2010, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits.  Information is presented in accordance with Office of Thrift Supervision regulations and based on its assumptions.  The Board limits have been established with consideration of the dollar impact of various rate changes and our capital position. The Board limit has been established as a minimum percentage of the Company’s net portfolio value. Our net portfolio values at March 31, 2011 were within the parameters set by the Board of Directors.  As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated.

		March 31, 2011		March 31, 2010
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	NPV as % of Assets	$ Change in NPV	NPV as % of Assets
(Dollars in Thousands)
+200	7	1,879	12.3%	(1,273)	11.3%
+100	8	985	12.2	(142)	11.4
-0-	9	---	11.4	---	11.4
-100	8	(1,306)	11.7	(1,280)	11.2
-200	7	---	---	---	---

Generally, management strives to maintain a neutral position regarding interest rate risk.  In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products.  Management has taken action to counter this trend.  A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2011, approximately 77.6% of our gross loan portfolio consisted of loans which reprice during the life of the loan. Applications are taken and processed for customers seeking longer term fixed-rate mortgage loans, 15 to 30 years, with the loan being closed and retained by other organizations.

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

	Year Ended March 31,
	2011			2010			2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$491,753	$27,330	5.56%	$494,427	$28,009	5.66%	$458,265	$28,129	6.14%
Investment securities and other investments	9,641	255	2.64%	9,656	189	1.96%	20,172	563	2.79%
Total interest-earning assets	501,394	27,585	5.50%	504,083	28,198	5.59%	478,437	28,692	6.00%
Non-interest earning assets	36,692			30,674			18,953
Total Assets	$538,086			$534,757			$497,390

Interest-Bearing Liabilities
Deposits	$387,119	4,912	1.27%	$382,504	7,149	1.87%	$355,599	10,497	2.95%
FHLB advances and other borrowings	97,741	700	0.72%	101,072	932	0.92%	98,293	1,963	2.00%
Total interest-bearing liabilities	484,860	5,612	1.16%	483,576	8,081	1.67%	453,892	12,460	2.75%
Non-interest bearing Liabilities	3,166			2,965			3,533
Total Liabilities	488,026			486,541			457,425
Stockholder’s equity	50,060			48,216			39,965
Total Liabilities and Stockholders’ Equity	$538,086			$534,757			$497,390
Net interest income		$21,973			$20,117			$16,232
Interest rate spread			4.34%			3.92%			3.25%
Net interest-earning assets/net yield on interest-earning assets	$16,534		4.40%	$20,507		3.99%	$24,545		3.39%
Percentage of interest-earning assets to interest-bearing liabilities	103.41%			104.24%			105.21%

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

	Year Ended March 31,
	2011 v. 2010			2010 v. 2009
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$(149)	$(530)	$(679)	$2,049	$(2,169)	$(120)
Investment securities and other investments	0	66	66	(206)	(168)	(374)
Total interest-earning assets	$(149)	$(464)	$(613)	$1,843	$(2,337)	$(494)

Interest-Bearing Liabilities
Deposits	$59	$(2,296)	$(2,237)	$503	$(3,851)	$(3,348)
FHLB advances and other borrowings	(24)	(208)	(232)	25	(1,056)	(1,031)
Total interest-bearing liabilities	$35	$(2,504)	$(2,469)	$528	$(4,907)	$(4,379)
Net interest income			$1,856			$3,885

Financial Condition

Total assets decreased $17.1 million, or 3.1%, to $530.1 million at March 31, 2011 due primarily to a decrease in loans of $23.8 million, partially offset by increases to cash of $2.5 million and real estate owned of $7.2 million. Deposits decreased $19.4 million, or 4.9%.  The decrease in deposits is reflected primarily in a decrease in time deposits of $33.8 million, partially offset by increases to transaction accounts of $6.6 million, money market accounts of $5.4 million and savings accounts of $2.4 million. Management believes the increase in transaction and money market deposits is primarily attributable to an increased emphasis on customer relationships, service and pricing. Management attributes the decrease in loans receivable primarily to weak economic conditions and related reduced loan demand.

The Hampton Roads region of the Bank experienced a loan decrease of $21.7 million, primarily commercial and residential real estate loans and construction loans, for the fiscal year ended 2011. The Shenandoah Valley region of the Bank had a loan decrease of approximately $2.1 million, primarily construction loans.

Asset quality is an important factor in the successful operation of a financial institution.  The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources.  At March 31, 2011, non-performing assets, consisting of non-performing loans, foreclosed real estate and repossessed automobiles, totaled $16.6 million, or 3.13% of total assets, compared to $17.7 million or 3.24% of total assets at March 31, 2010.   Non-performing assets at March 31, 2011 were comprised primarily of raw land, residential real estate and commercial real estate loans delinquent 90 days or more and real estate owned.  Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.  Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

Stockholders' equity increased $749,000, or 1.5%, to $49.8 million at March 31, 2011 compared to $49.0 million at March 31, 2010. The increase was the result of earnings for the year ended March 31, 2011 offset by cash dividend payments on preferred stock.

Results of Operations

Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses.  Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years Ended March 31, 2011 and 2010

General.  Net income for the year ended March 31, 2011 was $1.5 million or $0.18 diluted earnings per common share compared to $3.6 million or $0.65 diluted earnings per common share for the year ended March 31, 2010. Net income decreased due primarily to an increase in the provision for loan losses, partially offset by an increase in net interest income for the March 31, 2011 fiscal year.

Interest Income.  Total interest income decreased $613,000, or 2.2%, to $27.6 million for the year ended March 31, 2011 as compared to $28.2 million for the year ended March 31, 2010. The decrease in total interest income can be attributed to a decrease in the yield on interest earning assets and a decrease in the average dollar volume of loans of $2.7 million.  Average yields on total interest-earning assets decreased nine basis points from 5.59% in fiscal 2010 to 5.50% for the current fiscal year due primarily to a decrease in loans yields in a decreasing rate environment.

Interest Expense.  Total interest expense decreased $2.5 million, or 30.6%, to $5.6 million for the year ended March 31, 2011 from $8.1 million for the year ended March 31, 2010. The decrease in total interest expense is attributable to a decrease in the cost of interest-bearing liabilities slightly offset by an increase in the average dollar volume of deposits of $4.6 million. The cost of funds decreased 51 basis points from 1.67% for the year ended March 31, 2010 to 1.16% for the current year. The increase in deposit balances was due primarily to increases in transaction accounts for the current fiscal year.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to earnings, at a level required to reflect credit losses inherent in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, peer group data, prevailing economic conditions and current factors.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data.  Larger non-homogeneous loans, such as commercial loans for which management has concerns about the borrowers’ ability to repay, are evaluated individually, and specific loss allocations are provided for these loans when necessary.

In the current economic environment, management has considered the potential impact of subprime lending in certain areas of the national economy. These circumstances appear to have impacted economic conditions in our market areas to a lesser extent than the national economy. We have experienced increases in delinquency and charge-off rates during the fiscal year ended March 31, 2011. We have maintained experienced and stable lending personnel during that period.

Based on management’s evaluation of these factors, the provision for loan losses increased $4.1 million, or 102.7%, to $8.1 million for the fiscal year ended March 31, 2011 from $4.0 million for the fiscal year ended March 31, 2010. The loan loss allowance for specific impaired loans is dependent primarily on the value of the collateral relative to the outstanding loan balance. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary.  Management believes that the level of our loan loss allowance is adequate. As of March 31, 2011, the total allowance for loan losses amounted to $7.9 million.  At March 31, 2011, our allowance as a percentage of total loans receivable was 1.61% and as a percentage of total non-performing loans was 127.1%.

Noninterest Income.  Noninterest income increased $239,000, or 6.2%, to $4.1 million in fiscal 2011 as compared to $3.9 million for the year ended March 31, 2010.  The increase was primarily due to secondary market mortgage loan fees, commercial loan fees and overdraft fees.  The decrease in other income is due to the income from the sale of Fannie Mae and Freddie Mac preferred stock in the previous fiscal year.

	Fiscal 2011	Fiscal 2010	Change

Loan fee income	$1,163,409	$920,013	$243,396
Deposit fee income	2,548,391	2,379,771	168,620
Other	377,408	550,421	(173,013)
Total noninterest income	$4,089,208	$3,850,205	$239,003

Noninterest Expense.  Total noninterest expense increased $532,000, or 3.5%, to $15.5 million for the year ended March 31, 2011 from $15.0 million for the year ended March 31, 2010, due primarily to increased compensation expense of $369,000 and an increase in real estate owned expenses of $624,000, partially offset by a decreased deposit insurance expense of $409,000 due to a special assessment in the previous year. The increase in compensation expenses is related to merit pay increases and additional loan and customer service personnel. The increase in other expenses is primarily due to the increase in nonperforming assets and related collection expenses.

Taxes.  Total taxes decreased $506,000 to $843,000 during the year ended March 31, 2011 from $1.3 million during fiscal 2010. The effective tax rate for the year ended March 31, 2011 was 35.6%. Income taxes for the March 31, 2010 fiscal year included a historic tax credit of $483,000.

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

	Fiscal 2010	Fiscal 2009	Change

Loan fee income	$920,013	$641,952	$278,061
Deposit fee income	2,379,771	2,394,740	(14,969)
Other	550,421	386,158	164,263
Total noninterest income	$3,850,205	$3,422,850	$427,355

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

Our dominant source of funds during the year ended March 31, 2011 was from deposits which decreased by $19.4 million. Our cash increased $2.5 million from $5.4 million at March 31, 2010 to $7.9 million at March 31, 2011.

At March 31, 2011, we had commitments to originate $3.4 million of loans.   Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $175.0 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

The Bank had at March 31, 2011, a line of credit at the Federal Home Loan Bank of Atlanta in the amount of $134.3 million. The Bank had borrowings of $97.0 million in addition to a letter of credit of $4.0 million and a remaining balance available of $33.3 million at March 31, 2011.

At March 31, 2011, we had tangible and core capital of 9.32% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%.   We also had risk-based capital of 12.29% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered “well capitalized” as of March 31, 2011. Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2011, we have not participated in any unconsolidated entities or financial partnerships, often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 14 of the Consolidated Financial Statements contained in Item 8 of this report.

The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2011.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$620,275	$183,723	$197,302	$87,000	$152,250
Long-Term Debt	---	---	---	---	---
Total	$620,275	$183,723	$197,302	$87,000	$152,250

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements implemented by us during fiscal 2011 and new pronouncements which will be implemented in the future, see “Summary of Accounting Policies” in our Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Community Financial Corporation
and Subsidiary

Contents

Certified Public Accountants
        and Consultants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended March 31, 2011, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
June 24, 2011

50 South Cameron Street
P.O. Box 2560
Winchester, VA 22604
(540) 662-3417                                   Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia
FAX (540) 662-4211                          Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2011	2010

Assets

Cash (including interest bearing deposits of $4,118,603 and $3,824,672)	$7,897,955	$5,374,665
Securities
Held to maturity (fair value approximates $2,164,320 and $1,698,155)	2,198,000	1,698,000
Available for sale, at fair value	38,647	73,397
Restricted investment in Federal Home Loan Bank stock, at cost	5,561,300	6,183,600
Loans receivable, net of allowance for loan losses of $7,845,950 and $8,052,875	478,292,834	502,125,963
Real estate owned, net of valuation allowance of $1,378,585 and $1,052,569	10,383,549	3,182,419
Property and equipment, net	8,769,146	8,920,769
Accrued interest receivable	2,036,639	2,128,611
Prepaid expenses and other assets	14,901,933	17,492,388

Total assets	$530,080,003	$547,179,812

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$379,044,783	$398,420,330
Borrowings	97,000,000	96,250,000
Securities sold under agreements to repurchase	1,444,961	845,503
Advance payments by borrowers for taxes and insurance	212,425	192,360
Other liabilities	2,617,440	2,459,744

Total liabilities	480,319,609	498,167,937

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value, authorized 3,000,000 shares, 12,643 outstanding	12,643,000	12,643,000
Common stock, $.01 par value, 10,000,000 authorized shares, 4,361,658 and 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(327,701)	(448,337)
Additional paid-in capital	5,599,052	5,577,958
Retained earnings	32,028,909	31,259,441
Accumulated other comprehensive (loss), net	(829,636)	(666,957)

Total stockholders’ equity	49,760,394	49,011,875

Total liabilities and stockholders’ equity	$530,080,003	$547,179,812
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations

Year Ended March 31,	2011	2010	2009

Interest and dividend income
Loans	$27,330,101	$28,009,388	$28,128,744
Investment securities	38,544	49,114	102,707
Other investments	216,338	139,862	460,431

Total interest and dividend income	27,584,983	28,198,364	28,691,882

Interest expense
Deposits	4,911,753	7,149,169	10,497,223
Borrowed money	700,004	932,177	1,962,933

Total interest expense	5,611,757	8,081,346	12,460,156

Net interest income	21,973,226	20,117,018	16,231,726

Provision for loan losses	8,170,534	4,031,454	4,285,389

Net interest income after provision for loan losses	13,802,692	16,085,564	11,946,337

Noninterest income
Service charges, fees and commissions	3,711,799	3,299,784	3,036,692
Other	377,408	550,421	386,158
Other-than-temporary impairment of equity securities	-	-	(11,535,669)

Total noninterest income	4,089,207	3,850,205	(8,112,819)

Noninterest expense
Compensation and employee benefits	8,661,698	8,292,343	7,708,019
Occupancy	1,518,331	1,719,320	1,537,291
Data processing	1,513,035	1,486,174	1,495,990
Advertising	522,072	490,110	477,852
Professional fees	410,328	361,690	556,117
Deposit insurance	699,681	1,108,652	327,523
Real estate owned and collections	931,987	308,129	122,191
Other	1,269,411	1,228,374	1,224,368

Total noninterest expense	15,526,543	14,994,792	13,449,351

Community Financial Corporation
and Subsidiary

Consolidated Statements of Operations
(continued)

Year Ended March 31,	2011	2010	2009

Income (loss) before income taxes	$2,365,356	$4,940,977	$(9,615,833)

Income tax expense (benefit)	843,102	1,349,189	(3,792,549)

Net income (loss)	1,522,254	3,591,788	(5,823,284)

Amortization of discount on preferred stock	(120,636)	(120,636)	(34,180)

Cumulative dividends on preferred stock	(632,150)	(632,150)	(176,334)

Net income (loss) available to common
stockholders	$769,468	$2,839,002	$(6,033,798)

Earnings (loss) per common share
Basic	$0.18	$0.65	$(1.39)
Diluted	$0.18	$0.65	$(1.39)
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary
Consolidated Statements of Stockholders' Equity

							Accumulated
				Discount on	Additional		Other Compre-	Total
	Preferred	Common		Preferred	Paid-in	Retained	hensive Income	Stockholders’
	Stock	Stock	Warrants	Stock	Capital	Earnings	(Loss), Net	Equity

Balance, March 31, 2008	$-	$43,360	$-	$-	$5,391,704	$34,992,515	$(1,722,876)	$38,704,703
Comprehensive loss:
Net loss	-	-	-	-	-	(5,823,284)	-	(5,823,284)
Change in unrealized loss on available for sale securities, net of tax	-	-	-	-	-	-	1,353,616	1,353,616
Pension liability adjustment, net of tax	-	-	-	-	-	-	(4,971)	(4,971)
Total comprehensive loss								(4,474,639)
Cash dividends on common
stock, $0.13 per share	-	-	-	-	-	(565,814)	-	(565,814)
Preferred stock issuance	12,643,000	-	603,153	(603,153)	-	-	-	12,643,000
Reduction due to change in pension measurement date, net of tax	-	-	-	-	-	(50,464)	-	(50,464)
Amortization of discount on preferred stock	-	-	-	34,180	-	(34,180)	-	-
Dividend on preferred stock	-	-	-	-	-	(98,334)	-	(98,334)
Stock-based compensation expense	-	-	-	-	6,826	-	-	6,826
Exercise of stock options	-	257	-	-	171,028	-	-	171,285

Balance, March 31, 2009	12,643,000	43,617	603,153	(568,973)	5,569,558	28,420,439	(374,231)	46,336,563
Comprehensive income:
Net income	-	-	-	-	-	3,591,788	-	3,591,788
Pension liability adjustment, net of tax	-	-	-	-	-	-	(292,726)	(292,726)
Total comprehensive income								3,299,062
Amortization of discount on preferred stock	-	-	-	120,636	-	(120,636)	-	-
Stock-based compensation	-	-	-	-	8,400	-	-	8,400
Dividend on preferred stock	-	-	-	-	-	(632,150)	-	(632,150)

Balance, March 31, 2010	12,643,000	43,617	603,153	(448,337)	5,577,958	31,259,441	(666,957)	49,011,875
Comprehensive income:
Net income	-	-	-	-	-	1,522,254	-	1,522,254
Pension liability adjustment, net of tax	-	-	-	-	-	-	(162,679)	(162,579)
Total comprehensive income								1,359,575
Amortization of discount on preferred stock	-	-	-	120,636	-	(120,636)	-	-
Stock-based compensation	-	-	-	-	21,094	-	-	21,094
Dividend on preferred stock	-	-	-	-	-	(632,150)	-	(632,150)
Balance, March 31, 2011	$12,643,000	$43,617	$603,153	$(327,701)	$5,599,052	$32,028,909	$(829,636)	$49,760,394
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2011	2010	2009

Operating activities
Net income (loss)	$1,522,254	$3,591,788	$(5,823,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	8,170,534	4,031,454	4,285,389
Losses/impairment on foreclosed assets	353,994	-	-
Depreciation	627,361	603,873	585,777
Stock-based compensation expense	21,094	8,400	6,826
Amortization of premium and accretion of discount on securities, net	-	10	207
(Increase) decrease in net deferred loan origination costs	(20,597)	30,912	193,534
Securities impairment	-	-	11,535,669
Deferred income tax expense (benefit)	473,197	1,778,645	(5,851,976)
Decrease (increase) in other assets	2,117,258	(4,826,785)	420,522
Increase (decrease) in other liabilities	177,761	(2,226,209)	1,430,351

Net cash provided by operating activities	13,442,856	2,992,088	6,783,015

Investing activities
Proceeds from maturities of held to maturity securities	2,698,000	1,500,000	4,840,000
Proceeds from redemption of available for sale securities	34,750	133,950	-
Purchase of held to maturity securities	(3,198,000)	(1,498,000)	(3,600,000)
Net decrease (increase) in loans	2,379,851	(33,469,313)	(46,384,656)
Purchase of property and equipment	(475,737)	(1,172,963)	(1,013,975)
Proceeds from sale of real estate owned	5,677,509	2,449,136	1,321,568
Redemption (purchase) of FHLB stock	622,300	(945,000)	(27,800)

Net cash provided by (used in) investing activities	7,738,673	(33,002,190)	(44,864,863)

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(continued)

Year Ended March 31,	2011	2010	2009

Financing activities
Net (decrease) increase in certificates of deposit	$(33,772,052)	$3,218,975	$10,491,810
Net increase in savings and checking deposits	14,396,505	29,695,851	4,282,860
Proceeds from issuance of common stock	-	-	171,285
Proceeds from issuance of preferred stock	-	-	12,643,000
Increase (decrease) in securities sold under agreements to repurchase	599,458	(630,091)	(1,358,818)
Dividends paid	(632,150)	(632,150)	(664,148)
Net change in borrowings	750,000	1,250,000	(1,000,000)

Net cash (used in) provided by financing activities	(18,658,239)	32,902,585	24,565,989

Increase (decrease) in cash and cash
equivalents	2,523,290	2,892,483	(13,515,859)

Cash and cash equivalents – beginning of year	5,374,665	2,482,182	15,998,041

Cash and cash equivalents – end of year	$7,897,955	$5,374,665	$2,482,182

Supplemental Disclosure of Cash Flow Information

Cash payments of interest expense	$5,709,615	$9,827,121	$12,891,364

Cash payments of income taxes	$-	$2,852,283	$1,307,487

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain (loss) on securities available for sale	$-	$-	$2,180,606

Pension liability adjustment	$(262,386)	$(472,138)	$(8,019)

Transfers from loans to real estate acquired through foreclosure	$14,457,276	$4,565,933	$2,129,151
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

The Office of Thrift Supervision ("OTS") is currently the primary regulator for federally chartered savings associations, as well as well as savings and loan holding companies but the Office of the Comptroller of the Currency is scheduled to to become the primary regulator during the fiscal year ended March 31, 2012.

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

Securities

Securities may be classified as either trading, held to maturity or available for sale.  Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held to maturity securities are those which the Corporation has the positive

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

intent and ability to hold to maturity and are reported at amortized cost.  Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses on available for sale securities are excluded from operations and reported in accumulated other comprehensive income.  Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method.  Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

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

The Corporation places all loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full.  Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed.  Thereafter, interest is recognized only as cash is received until the loan is reinstated to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

One-to-Four-Family Residential Real Estate Lending

Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. As

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

part of the application process, information is gathered concerning income, employment and credit history of the applicant. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

Commercial Real Estate Lending

Commercial real estate lending entails significant additional risk as compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, in general.

Construction and Land Development Lending

There are two characteristics of construction lending which impact its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished home.

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of the borrower. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral on a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as troubled

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

debt restructuring (TDR). Management strives to indentify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not  maintain effective control over the transferred assets through an agreement o repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Recent Accounting Pronouncements (continued)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Corporation has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Recent Accounting Pronouncements (continued)

presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies

Recent Accounting Pronouncements (continued)

on or after June 15, 2011. The Corporation is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$2,000,000	-	$33,680	$1,966,320

Other	198,000	-	-	198,000
	2,198,000	-	33,680	2,164,320
Available for Sale

Equity securities	38,647	-	-	38,647

	$2,236,647	-	$33,680	$2,202,967

March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$1,500,000	$2,655	$2,500	$1,500,155

Other	198,000	-	-	198,000
	1,698,000	2,655	2,500	1,698,155
Available for Sale

Equity securities	73,397	-	-	73,397

	$1,771,357	$2,655	$2,500	$1,771,552

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2011, by contractual maturity, are as follows:

	Amortized Cost	Estimated Market Value

Held to Maturity

Due in one year or less	$198,000	$198,000
Due in one through five years	2,000,000	1,966,320
	2,198,000	2,164,320

Available for Sale

Equity securities	38,647	38,647

	$2,236,647	$2,202,967

Securities having a market value of $1,468,510 and $1,500,155 at March 31, 2011 and 2010, respectively, were pledged by the Corporation for purposes required by law.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2011	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$33,680	$1,966,320	$ -	$ -

March 31, 2010	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and agency obligations	$2,500	$997,500	$ -	$ -

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.Securities (continued)

United States government and agency obligations.  The unrealized loss on the three investments in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost bases of the investment.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2011.

During the year ended March 31, 2009 due to the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the related restrictions on its outstanding preferred stock (including the elimination of dividends), the Corporation recorded an other-than-temporary impairment (OTTI) charge with respect to the Fannie Mae and Freddie Mac preferred stock it owned of $11.5 million. The OTTI charge was based on the closing quoted stock market values on March 31, 2009. The Corporation used guidance in ASC 320, Investments – Debt and Equity Securities, to determine the OTTI. The Company sold its remaining 57,000 shares of Fannie Mae and Freddie Mac preferred stock during fiscal year 2011.

The Corporation's investment in FHLB stock totaled $5,561,300 at March 31, 2011.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB's temporary suspension of repurchases of excess capital stock in 2009, we do not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

2.Loans Receivable, Net

Loans receivable by segment are summarized as follows:

March 31,	2011	2010

Residential	$195,128,796	$192,928,599
Commercial - real estate	181,822,323	171,805,427
Construction	20,649,944	47,647,798
Commercial – non real estate	49,085,530	53,402,539
Consumer – non real estate	38,721,182	43,435,217
	485,407,775	509,219,580
Less:
Deferred loan (costs), net	(731,009)	(959,258)
Allowance for loan losses	7,845,950	8,052,875
	7,114,941	7,093,617
	$478,292,834	$502,125,963

Loans serviced for others amounted to $211,616 and $236,639 at March 31, 2011 and 2010, respectively.  The loans are not included in the accompanying consolidated balance sheets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.Loans Receivable, Net (continued)

A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2011	2010	2009

Balance at beginning of year	$8,052,875	$5,955,847	$3,214,771
Provision for loan loss	8,170,534	4,031,454	4,285,389
Loans charged-off	(8,721,350)	(2,105,988)	(1,682,067)
Recoveries of loans previously charged-off	343,891	171,562	137,754
Balance at end of year	$7,845,950	$8,052,875	$5,955,847

The allowance for loan losses allocated by segment is as follows:

Year Ended March 31, 2011
	Commercial – Non Real Estate	Commercial – Real Estate	Construction		Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$68,695	$257,770	$	---	$16,541	$1,707,734	$2,050,740
Collectively evaluated for impairment	30,713	1,965,320		549,393	336,407	2,913,377	5,795,210
Ending Balance:	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950

Loans:
Individually evaluated for impairment	$3,575,958	$3,873,407	$	---	$16,540	$6,772,734	$14,238,639
Collectively evaluated for impairment	45,509,572	177,948,916		20,649,944	38,704,642	188,356,062	471,169,136
Ending Balance:	$49,085,530	$181,822,323		$20,649,944	$38,721,182	$195,128,796	$485,407,775

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. At March 31, 2011 and 2010, the Corporation had $20,363,241 and $3,458,156 of mortgage loans and $679,023 and $255,093 of consumer loans that were modified in troubled debt restructurings with $20,287,241 of mortgage loans and $534,383 of consumer loans performing in accordance with payment terms.

No additional funds are committed to be advanced in connection with impaired loans.  There were no loans past due 90 days and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,679,922, $7,487,929 and $3,050,662 at March 31, 2011, 2010 and 2009, respectively.  If interest on these loans had been accrued, such income would have approximated $324,689, $668,028 and $222,629 for the years ended March 31, 2011, 2010 and 2009, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.Loans Receivable, Net (continued)

Impaired loans by class are as follows:

Year Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$3,909,295	$3,909,295	$	---	$1,814,361	$185,434
Commercial Real Estate
Commercial Real Estate	12,330,888	12,330,888		---	7,014,822	733,552
Land	590,914	590,914		---	695,445	10,198
Multifamily	943,791	943,791		---	306,226	60,898
Construction
Residential	321,114	321,114		---	323,182	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	211,494	211,494		---	190,448	14,623
Other	27,615	27,615		---	39,692	1,573
Residential
Single Family	10,443,463	10,443,463		---	6,085,676	526,808
Equity Lines and Loans	158,493	158,493		---	247,320	5,769

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$106,576	$106,576		$68,695	$1,855,492	$7,128
Commercial Real Estate
Commercial Real Estate	493,867	493,867		207,867	1,271,307	---
Land	---	---		---	1,713,795	---
Multifamily	94,903	94,903		49,903	47,452	4,271
Construction
Residential	---	---		---	658,538	---
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	13,561	13,561		13,561	3,390	504
Other	2,980	2,980		2,980	1,490	---
Residential
Single Family	5,392,344	5,392,344		1,563,034	3,504,700	168,012
Equity Lines and Loans	144,700	144,700		144,700	219,714	2,080

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.Loans Receivable, Net (continued)

Impaired loans by class are as follows (continue):

Year Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:
Commercial – Non Real Estate
Commercial & Industrial	$4,015,871	$4,015,871	$68,695	$3,669,853	$192,562
Commercial Real Estate
Commercial Real Estate	12,824,755	12,824,755	207,867	8,286,129	733,552
Land	590,914	590,914	---	2,409,240	10,198
Multifamily	1,038,694	1,038,694	49,903	353,678	65,169
Construction
Residential	321,114	321,114	---	981,720	16,056
Commercial	---	---	---	---	---
Consumer – Non Real Estate
Automobile	225,055	225,055	13,561	193,838	15,127
Other	30,595	30,595	2,980	41,182	1,573
Residential
Single Family	15,835,807	15,835,807	1,563,034	9,590,376	694,820
Equity Lines and Loans	303,193	303,193	144,700	467,034	7,849

Impaired loans with a valuation allowance totaled $11,209,986 and $9,792,151 at March 31, 2010 and 2009, respectively.  The valuation allowance related to these impaired loans was $3,878,534 and $1,873,646 at March 31, 2010 and 2009, respectively.  Impaired loans without a valuation allowance totaled $3,713,249 and $28,771 as of March 31, 2010 and 2009, respectively.

The average investment in impaired loans for the years ended March 31, 2010 and 2009 totaled $13,392,119 and $2,784,423, respectively.  No interest income was recognized on these loans.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.Loans Receivable, Net (continued)

Nonaccrual and past due loans by class are as follows:

Year Ended March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$743,540	$609,235	$606,202	$1,958,977	$606,202
Commercial Real Estate
Commercial Real estate	239,678	1,754,785	1,236,047	3,230,510	1,236,047
Land	335,602	---	337,747	673,349	337,747
Multifamily	---	---	---	---	---
Construction
Residential	---	---	---	---	---
Commercial	---	---	---	---	---
Consumer – Non Real Estate
Automobile	441,153	122,476	74,699	638,328	74,699
Other	16,167	285,055	3,821	305,043	3,821
Residential
Single Family	755,029	717,528	3,660,755	5,133,312	3,660,755
Equity Lines and Loans	404,394	150,033	256,328	810,755	256,328
Totals	$2,935,563	$3,639,112	$6,175,599	$12,750,274	$6,175,599

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.Loans Receivable, Net (continued)

The Corporation uses the following rating system for evaluating the risks associated with loans:

Pass	A Pass loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.
Special Mention
A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Corporation’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard
A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Doubtful
A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss
A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Credit Quality by class is as follows:

Year Ended March 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,043,245	$4,858,861	$6,112,424	$71,000	$	---
Commercial Real Estate
Commercial Real estate	101,373,538	17,705,767	7,806,399	---		---
Land	31,858,946	4,424,158	1,946,165	---		---
Multifamily	15,676,683	---	1,030,667	---		---
Construction
Residential	13,329,026	855,077	332,000	---		---
Commercial	6,133,841	---	---	---		---
Consumer – Non Real Estate
Automobile	30,824,809	226,026	235,550	---		---
Other	7,012,773	29,057	392,967	---		---
Residential
Single Family	121,410,759	12,964,909	13,822,691	---		---
Equity Lines and Loans	43,823,032	2,382,852	724,553	---		---
Totals	$409,486,652	$43,446,707	$32,403,416	$71,000	$	---

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

 3.Other Real Estate Owned (OREO)

At March 31, 2011 and 2010, OREO was $10,263,489 and $3,030,569, respectively.  OREO is primarily comprised of residential single family properties, residential lots and commercial real estate.  Changes in the balance for OREO are as follows:

March 31,	2011	2010

Balance at the beginning of year, gross	$4,022,853	$1,865,041
Transfers from loans	14,457,276	4,565,933
Capitalized costs	304,179	563,288
Sales proceeds	(5,677,509)	(2,449,186)
Gain (loss) on disposition	(1,497,033)	(522,223)
Balance at the end of year, gross	11,609,766	4,022,853
Less valuation allowance	(1,346,278)	(992,284)
Balance at the end of year, net	$10,263,488	$3,030,569

Changes in the allowance for OREO are as follows:

Balance at the beginning of the year	992,284	575,002
Provision for losses	1,402,359	792,241
Charge-offs, net	(1,048,365)	(374,959)
Balance at the end of year	$1,346,278	$992,284

Expenses applicable to OREO, other than the valuation allowance, were $931,987 and $308,129 for the years ended March 31, 2011 and 2010, respectively.

4.Property and Equipment

Property and equipment are summarized as follows:

March 31,	2011	2010

Buildings	$8,870,546	$8,848,863
Land and improvements	2,793,404	2,662,512
Furniture and equipment	6,191,553	5,881,673
Construction in progress	16,783	3,500
	17,872,286	17,396,548
Less accumulated depreciation and amortization	9,103,140	8,475,779
Property and equipment, net	$8,769,146	$8,920,769

Depreciation expense for the years ended March 31, 2011, 2010 and 2009 amounted to $627,361, $603,873 and $585,777, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

5.Deposits

Deposits are summarized as follows:

March 31,	2011	2010

Demand deposits
Noninterest bearing	$27,560,553	$28,465,460
Savings accounts	33,997,042	31,586,397
NOW accounts	47,885,332	40,378,534
Money market deposit accounts	43,849,794	38,465,825

Total demand deposits	153,292,721	138,896,216

Time deposits	225,752,062	259,524,114

	$379,044,783	$398,420,330

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $83,906,174 and $98,256,051 at March 31, 2011 and 2010, respectively.

Time deposits mature as follows:

Year Ending March 31,

2012	$174,948,231
2013	22,773,307
2014	12,139,891
2015	6,438,473
2016	9,452,160

$225,752,062

At March 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $83,831 and $75,906, respectively.

Brokered time deposits totaled $15,323,370 and $22,468,768 at March 31, 2011 and 2010, respectively, and are included in time deposits above.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

5.Deposits (continued)

Interest expense on deposits is summarized as follows:

Year Ended March 31,	2011	2010	2009

Time deposits	$4,138,751	$6,246,167	$9,569,305
Money market deposit and NOW accounts	597,465	633,449	602,623
Savings	175,537	269,553	325,295

	$4,911,753	$7,149,169	$10,497,223

6.Fair Value Measurements

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date  under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy
In accordance with this guidance, the Corporation groups assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value.

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

6.Fair Value Measurements (continued)

Level 3	–	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Corporation to measure certain financial assets  recorded at fair value on a recurring basis in the financial statements:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and 2010:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

March 31, 2011:
Equity securities	$38,647	$-	$38,647	$-

March 31, 2010:
Equity securities	$73,397	$-	$73,397	$-

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

The following describes the valuation techniques used by the Corporation to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan,  the fair value of the collateral or discounted cash flow analyses.  Fair value is

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

6. Fair Value Measurements (continued)

Impaired Loans (continued): typically measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate  or  business  assets  including  equipment,  inventory,  and  accounts  receivable.  The  vast  majority  of  the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Loans valued using discounted cash flow analyses are considered Level 3.  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

The following table summarizes the Corporation’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Assets
Impaired loans net of
valuation allowance	$4,198,192	$-	$4,160,713	$37,479
Real estate owned	$10,383,549	$-	$8,988,875	$1,394,674

March 31, 2010
Assets
Impaired loans net of
valuation allowance	$7,331,452	$-	$-	$7,331,452
Real estate owned	$3,182,419	$-	$855,000	$2,327,419

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

6.Fair Value Measurements (continued)

The estimated fair values of the Corporation's financial instruments are as follows:

March 31,	2011		2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$7,898	$7,898	$5,375	$5,375
Securities	2,237	2,203	1,771	1,772
Federal Home Loan Bank stock, restricted	5,561	5,561	6,184	6,184
Loans, net	478,293	490,657	502,126	514,522
Accrued interest receivable	2,037	2,037	2,129	2,129

Financial liabilities
Deposits	$379,045	$382,055	$398,420	$403,330
Borrowings	97,000	96,998	96,250	96,550
Securities sold under agreements to repurchase	1,445	1,445	846	846
Accrued interest payable	50	50	148	148

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

6.Fair Value of Financial Instruments (continued)

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

Notes to Consolidated Financial Statements

6.Fair Value of Financial Instruments (continued)

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit were deemed immaterial.

7.Borrowings

Advances from the Federal Home Loan Bank and other borrowings are summarized as follows:

Due in year ending March 31,

2012	$97,000,000

The weighted average interest rate on borrowings was 0.23% and 0.90% at March 31, 2011 and 2010, respectively.  The fixed-rate FHLB advances are collateralized by the investment in FHLB stock and the Corporation’s portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement.  Value of this collateral as of March 31, 2011 was $140,006,173.

Information related to borrowing activity of the borrowings is as follows:

Year Ended March 31,	2011	2010	2009

Maximum amount outstanding during the year	$108,000,000	$117,625,000	$113,000,000

Average amount outstanding during the year	$96,402,388	$100,477,527	$96,204,110

Average interest rate during the year	0.71%	0.92%	2.02%

During the year ended March 31, 2009, the Corporation became non-compliant on a line of credit of $5 million due to being less than “well capitalized” related to the OTTI charge on its Fannie Mae and Freddie Mac preferred stock. The Corporation has entered into a Waiver and Loan Modification agreement with the lender to waive the previous non-compliance violations and has agreed to quarterly principal payments of $125,000.  The term of the borrowing was extended to October 30, 2010.  The balance on this line of credit was $0 at March 31, 2011.  The Company also regained “well capitalized” status subsequent to the OTTI charge and was in compliance with all loan covenants at March 31, 2011.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

8.Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings that generally mature within one to four days from the transaction date.  These amounts are recorded at the amount of cash received in connection with the transaction.  The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

The following is a summary of certain information regarding the Corporation’s repurchase agreements:

Year Ended March 31,	2011	2010	2009

Balance at end of year	$1,444,961	$845,503	$1,475,594

Weighted average interest rate during the year	0.91%	1.01%	1.00%

Average amount outstanding during the year	$1,339,032	$1,080,290	$2,089,259

Maximum amount outstanding at any month end
during the year	$2,653,374	$1,694,704	$3,010,248

9.Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2011	2010

Deferred tax assets
Allowance for losses	$2,981,461	$3,060,093
Deferred compensation	759,533	724,071
Securities impairment	4,248	1,121,824
Pension	415,713	342,281
Real estate owned	1,886,110	512,662
Nonaccrual interest	124,586	303,303
Credit carryforward	458,881	-

	6,630,532	6,064,234
Deferred tax liabilities
Depreciable assets	(173,320)	(179,926)
Net deferred tax asset	$6,457,212	$5,884,308

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

9.Income Taxes (continued)

In accordance with ASC 740, Income Taxes, the Corporation was unable to recognize the deferred tax benefit related to the OTTI charge on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008.  Tax laws in effect at September 30, 2008 characterized the loss as a capital loss.  The Company did not have sufficient capital gain income to offset the loss and therefore set up a valuation allowance related to the capital loss.  Subsequent to the September 30, 2008 quarter, the U.S. Congress passed the Emergency Economic Stabilization Act which re-characterized the OTTI loss on the Company’s Fannie Mae and Freddie Mac preferred stock to ordinary from capital for tax purposes. The tax benefit related to this loss of $11.5 million based on the Company’s approximate income tax rate of 38% was $4.4 million.  Therefore the Company recognized the deferred tax asset during the quarter ended December 31, 2008, the period of enactment, as required by ASC 740.  The Company also determined that it had sufficient taxable income available in carryback years and probable future taxable income to fully recognize the deferred tax asset.  The deferred tax asset related to the OTTI loss was $4,248 and $1.1 million at March 31, 2011 and 2010, respectively.  During the year ended March 31, 2011, the Corporation sold and therefore realized losses for tax purposes on a portion of the preferred stock.

The provision (benefit) for income taxes charged to operations for the years ended March 31, 2011, 2010 and 2009, consists of the following:

Year Ended March 31,	2011	2010	2009

Current	$369,905	$(429,456)	$2,059,427
Deferred	473,197	1,778,645	(5,851,976)

	$843,102	$1,349,189	$(3,792,549)

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2011	2010	2009

Tax at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	4.1	3.7	4.2
Non-taxable interest and dividend received deduction	-	-	0.5
Bank-owned life insurance	(1.8)	(1.8)	0.9
Rehabilitation tax credit	-	(9.8)	-
Other	(0.7)	1.2	(0.2)

	35.6%	27.3%	39.4%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

10.Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized as follows:

Year Ended March 31,	2011	2010	2009

Net income (loss)	$1,522,254	$3,591,788	$(5,823,284)
Other comprehensive income (loss), net of tax:
Unrealized holding (loss) arising during the period	-	-	(2,180,606)
Pension liability adjustment	(262,386)	(472,138)	(8,019)
Income tax (expense) benefit related to items of other comprehensive income	99,707	179,412	(823,942)
Total other comprehensive income (loss), net of tax	(162,679)	(292,726)	1,348,645

Total comprehensive income (loss)	$1,359,575	$3,299,062	$(4,474,639)

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

March 31,	2011	2010

Pension liability adjustment	$(1,338,123)	$(1,075,737)
Tax effect	508,487	408,780
Net-of-tax amount	$(829,636)	$(666,957)

11.Stockholders’ Equity and Regulatory Capital Requirements

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

11.Stockholders’ Equity and Regulatory Capital Requirements (continued)

The following table represents the Bank's regulatory capital levels, relative to the OTS requirements applicable at that date:

	Well Capitalized	Well Capitalized
	Amount	Percent	Actual	Actual	Excess
March 31, 2011	Required	Required	Amount	Percent	Amount
(In Thousands)

Tangible Capital	$26,610	5.00%	$49,592	9.32%	$22,982
Core Capital	31,932	6.00	49,592	9.32	17,660
Risk-based Capital	44,933	10.00	55,209	12.29	10,276

	Well Capitalized	Well Capitalized
	Amount	Percent	Actual	Actual	Excess
March 31, 2010	Required	Required	Amount	Percent	Amount

Tangible Capital	$27,506	5.00%	$48,965	8.90%	$21,459
Core Capital	33,007	6.00	48,965	8.90	15,958
Risk-based Capital	47,241	10.00	53,129	11.25	5,888

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

11.Stockholders’ Equity and Regulatory Capital Requirements (continued)

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

12.Earnings Per Common Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation’s stock may be repurchased. No shares were repurchased during the fiscal years ended March 31, 2011, 2010 or 2009.

Earnings per common share is calculated as follows:

Year Ended March 31,	2011	2010	2009

Basic earnings (loss) per common share

Income (loss) available to common shareholders	$769,468	$2,839,002	$(6,033,798)

Weighted average shares outstanding	4,361,658	4,361,658	4,355,909

Basic earnings (loss) per common share	$0.18	$0.65	$(1.39)

Diluted earnings (loss) per common share

Income (loss) available to common shareholders	$769,468	$2,839,002	$(6,033,798)

Weighted average shares outstanding	4,361,658	4,361,658	4,355,909

Dilutive effect of stock options	321	468	-

Total weighted average shares outstanding	4,361,979	4,362,126	$4,355,909

Diluted earnings (loss) per common share	$0.18	$0.65	$(1.39)

During the years ended March 31, 2011, 2010 and 2009, stock options and warrants representing 282,750 shares, 307,200 shares and 499,447 shares, respectively, on average were not included in the calculation of earnings per share because their effect would have been antidilutive.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.Employee Benefit Plans

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

March 31,	2011	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$4,570,285	$3,683,909	$3,422,890
Service cost	338,646	306,260	412,726
Interest cost	274,515	238,195	262,757
Actuarial (gain) loss	(13,499)	423,500	(81,231)
Benefits paid	(88,027)	(81,579)	(333,233)
Prior service cost	435,000	-	-

Benefit obligation at end of year	5,516,920	4,570,285	3,683,909

Change in plan assets:
Fair value of plan assets at beginning of year	3,667,809	3,571,818	3,697,356
Actual return on plan assets	386,420	177,750	207,695
Employer contribution	450,000	-	-
Benefits paid	(88,027)	(81,759)	(333,233)

Fair value of plan assets at end of year	4,416,202	3,667,809	3,571,818

Funded status	$(1,100,538)	$(902,296)	$(112,091)

Amounts recognized in the balance sheet:
Other liabilities	$1,100,538	$902,296	$112,091

Amounts recognized in accumulated other comprehensive (loss):
Net (loss)	$(1,338,123)	$(1,075,737)	$(603,599)

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $4,156,158, $3,169,588 and $2,554,868 as of March 31, 2011, 2010 and 2009, respectively.

Year Ended March 31,	2011	2010	2009

Components of net periodic pension cost:

Service cost	$338,646	$306,260	$412,726
Interest cost	274,515	238,195	262,757
Expected return on plan assets	(283,918)	(246,153)	(320,873)
Recognized net actuarial loss Amortization of prior service cost	20,363 36,250	19,765 -	23,926 -
Net periodic benefit cost	385,856	318,067	378,536

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss (gain)	(136,364)	472,138	8,019
Prior service cost	398,750	---	---
Deferred income tax (benefit)	(99,707)	(179,412)	(3,048)
Total recognized in other comprehensive loss	162,679	292,726	4,971

Total recognized in net periodic benefit cost and
other comprehensive loss	$548,535	$610,793	$383,507

Year Ended March 31,			2009

Adjustment to retained earnings due to change
in measurement date:
Service cost			$87,669
Interest cost			53,011
Expected return on plan assets			(64,175)
Recognized net actuarial loss			4,888
Detailed income tax (benefit)			(30,929)
Net periodic benefit cost			$50,464

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.Employee Benefit Plans (continued)

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2011	2010	2009

Weighted average discount rate	5.75%	6.00%	6.50%
Increase in future compensation levels	4.00%	4.00%	4.00%

The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2011	2010	2009

Weighted average discount rate	6.00%	6.50%	6.25%

Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

Increase in future compensation levels	4.00%	4.00%	4.00%

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

	Fair Value Measurements at March 31, 2011
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Cash and due from broker	$4,192	$4,192	$-	$-
Equities	1,138,605	1,138,605	-	-
Fixed income	3,273,405	3,272,405	-	-

Total	$4,416,202	$4,416,202	$-	$-

	Fair Value Measurements at March 31, 2010
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Cash and due from broker	$91,459	$91,459	$-	$-
Equities	242,718	242,718	-	-
Fixed income	2,817,639	2,817,639	-	-
Other	516,033	516,033	-	-

Total	$3,667,809	$3,667.809	$-	$-

The investment policy of the Plan is to employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  This consideration involves the use of long-term measures that address both return and risk.  The investment portfolio contains a diversified blend of equity and fixed income investments.  Investment risks and returns are measured and monitored on an ongoing basis through regular investment portfolio reviews.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.Employee Benefit Plans (continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at March 31, 2011 and 2010, by asset category are as follows:

March 31,	2011	2010

Fixed income securities	74%	80%
Equity securities	26%	7%
Cash	-	3%
Other	-	10%
	100%	100%

The Corporation made a contribution of $233,000 to its pension plan for the year ended March 31, 2011 during the June 30, 2011 quarter.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2012	$113,351
2013	137,766
2014	197,501
2015	237,028
2016	252,442
2017-2021	1,570,197

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.Employee Benefit Plans (continued)

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

The contributions to the Plan are discretionary and are determined by the Board of Directors.  The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions

Profit-sharing expenses were approximately $235,000, $195,000 and $172,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plans

During the year ended March 31, 2004, the Corporation adopted deferred compensation plans for the Board of Directors, President and four Executive Officers.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death of the director or officer.  The agreement provides that if board membership or employment is terminated for reasons other than death or disability prior to retirement age, the amount of benefits would be reduced.  The deferred compensation expense for the years ended March 31, 2011, 2010, and 2009, based on the present value of the retirement benefits was $168,000, $215,000 and $438,000, respectively.  The deferred compensation liability was $1,999,000 and $1,905,000 at March 31, 2011 and 2010, respectively.  Payments in the amount of $84,081 were made to retired management personnel and $12,156 to retired directors for the fiscal year ended March 31, 2011. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to discharge the obligation.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

14.Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees.  All options are exercisable at end of year.

The following table summarizes options outstanding:

Year Ended March 31,	2011
		Weighted -
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Outstanding at
beginning of year	314,700	$8.66

Granted	20,000	3.13
Forfeited	(78,800)	5.96
Exercised	-	-
Outstanding at
end of year	255,900	9.06	$200

Exercisable at end
of year	255,900	9.06	$200

Weighted-average fair
value of options granted		$1.05

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

14.Stock Option Plan (continued)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2011.  This amount changes based on changes in the market value of the Corporation's stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended March 31	2011
Dividend yield	2.07%
Expected life	10 years
Expected volatility	30.83%
Risk-free interest rate	3.36%

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical experience.  The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Price	Number	Life (in Years)	Price
$3.13 - $ 8.75	67,500	5.64	5.88
$9.40 - $ 9.40	94,400	2.71	9.40
$10.90-$11.22	94,000	4.13	11.17

15.Commitments and Contingencies

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

Notes to Consolidated Financial Statements

15.Commitments and Contingencies (continued)

At March 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

Contract Amount
March 31,	2011	2010
(In Thousands)

Commitments to grant loans	$3,403	$5,192
Unfunded commitments under lines of credit	25,894	30,249
Standby letters of credit	2,988	1,783

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

Notes to Consolidated Financial Statements

15.Commitments and Contingencies (continued)

Leases

The Corporation is obligated under several noncancellable operating leases.  Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2012	$183,723
2013	130,159
2014	67,143
2015	43,500
2016	43,500
Thereafter	152,250

$620,275

Total lease expense was approximately $194,513, $201,022 and $194,000 for the years ended March 31, 2011, 2010 and 2009, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

The Corporation maintains its cash accounts in several correspondent banks.  As of March 31, 2011, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $4,011,000.

16.Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  At March 31, 2011 and 2010, these loans totaled $798,568 and $828,285, respectively.  During the year ended March 31, 2011, total principal additions were $1,768 and total principal payments were $31,485.

Deposits from related parties held by the Corporation at March 31, 2011 and 2010 amounted to $693,076 and $742,450, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2011	2010

Assets

Investment in subsidiary	$48,761,945	$48,298,344
Cash	14,430	37,100
Prepaid expenses and other assets	985,805	931,983

Total assets	$49,762,180	$49,267,427

Liabilities and Stockholders’ Equity

Liabilities
Borrowings	$-	$250,000
Other liabilities	1,786	5,552

Total liabilities	1,786	255,552

Stockholders’ Equity
Preferred stock	12,643,000	12,643,000
Common stock	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(327,701)	(448,337)
Additional paid-in capital	5,599,052	5,577,958
Retained earnings	32,028,909	31,259,441
Accumulated other comprehensive (loss), net	(829,636)	(666,957)

Total stockholders’ equity	49,760,394	49,011,875

Total liabilities and stockholders’ equity	$49,762,180	$49,267,427

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Operations

Year Ended March 31,	2011	2010	2009

Income
Dividend from subsidiary	$990,000	$1,500,000	$-
Interest income	21,069	17,087	54,241

Total income	1,011,069	1,517,087	54,241

Expenses
Interest expense	861	25,944	59,889
Noninterest expenses	171,763	156,733	199,151

Total expenses	172,624	182,677	259,040

Income (loss) before equity in undistributed net
income of subsidiary	838,445	1,334,410	(204,799)

Equity in earnings (loss) of subsidiary, net of distributions	626,279	2,194,520	(5,693,635)

Income (loss) before income taxes	1,464,724	3,528,930	(5,898,434)
Income tax (benefit)	(57,530)	(62,858)	(75,150)

Net income (loss)	$1,522,254	$3,591,788	$(5,823,284)

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements
(continued)

17.Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Condensed Statements of Cash Flows

Year Ended March 31,	2011	2010	2009

Operating activities
Net income (loss)	$1,522,254	$3,591,788	$(5,823,284)
Adjustments
Equity in (earnings) loss of subsidiary, net of distributions	(626,279)	(2,194,520)	5,693,635
(Increase) in prepaid and other assets	(53,822)	(67,608)	(74,316)
Stock-based compensation expense	21,094	8,400	6,826
Increase (decrease) in other liabilities	(3,767)	3,917	1,635

Net cash provided by (used in) operating activities	859,480	1,341,977	(195,504)

Investing activities
Capital to subsidiary	-	-	(13,643,000)

Net cash (used in) investing activities	-	-	(13,643,000)

Financing activities
Cash dividends paid on common stock	-	-	(565,814)
Cash dividends paid on preferred stock	(632,150)	(632,150)	(98,334)
Proceeds from issuance of common stock	-	-	171,285
Proceeds from issuance of preferred stock	-	-	12,643,000
Proceeds from borrowed money	-	-	4,000,000
Repayment of borrowed money	(250,000)	(750,000)	(3,000,000)

Net cash provided by (used in) financing activities	(882,150)	(1,382,150)	13,150,137

(Decrease) in cash	(22,670)	(40,173)	(688,367)

Cash, beginning of year	37,100	77,273	765,640

Cash, end of year	$14,430	$37,100	$77,273

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no current report on Form 8-K filed within 48 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle on financial statements disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Community Financial Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control –

Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include the attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers.  Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers.”

Compliance with Section 16(a).  Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert.  Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Nomination Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table summarizes our equity compensation plans as of March 31, 2011.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	255,900	$9.06	17,100

Equity compensation plans not approved by security holders	0	0	0

Total	255,900	$9.06	17,100

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Information concerning certain relationships and transactions and director dependence is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 24, 2011	By:	/s/ Norman C. Smiley, III
Norman C. Smiley, III (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Norman C. Smiley, III	By:	/s/ James R. Cooke, Jr.
	Norman C. Smiley, III Director, President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 24, 2011	Date:	June 24, 2011

By:	/s/ P. Douglas Richard	By:	/s/ Charles F. Andersen
	P. Douglas Richard Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 24, 2011	Date:	June 24, 2011

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 24, 2011	Date:	June 24, 2011

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 24, 2011	Date:	June 24, 2011

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document
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

10.5
Salary Continuance Agreements by and between Community Bank and Officers Giles, Smiley and Werner filed on June 29, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-KSB (SEC File No. 000-18265) for the fiscal year ended March 31, 2004, and incorporated here by reference.

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