Form 10-Q
period 2011-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2011-08-11
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⊠   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ⊠   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ⊠
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                      No  ⊠
Number of shares of common stock, par value $.01 per share, outstanding at the close of business on August 15, 2011:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,468,375 and $4,118,603)	$6,643,083	$7,897,955
Securities
Held to maturity	3,698,000	2,198,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	5,403,900	5,561,300
Loans receivable, net of allowance for loan losses of $7,373,326 and $7,845,950	472,838,749	478,292,834
Real estate owned and repossessed assets, net of valuation allowance of $2,262,235 and $1,346,248)	9,215,648	10,383,549
Property and equipment, net	8,698,788	8,769,146
Accrued interest receivable
Loans	2,067,557	2,024,571
Investments	9,468	12,068
Prepaid expenses and other assets	14,737,623	14,901,933
Total Assets	$523,351,463	$530,080,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$371,096,264	$379,044,783
Borrowings	97,000,000	97,000,000
Securities sold under agreement to repurchase	2,341,327	1,444,961
Advance payments by borrowers for taxes and insurance	120,568	212,425
Other liabilities	2,642,948	2,617,440

Total Liabilities	473,201,107	480,319,609

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(297,542)	(327,701)
Additional paid in capital	5,599,052	5,599,052
Retained earnings	32,388,712	32,028,909
Accumulated other comprehensive (loss)	(829,636)	(829,636)
Total Stockholders’ Equity	50,150,356	49,760,394

Total Liabilities and Stockholders’ Equity	$523,351,463	$530,080,003

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2011	2010
	(Unaudited)
INTEREST INCOME
Loans	$6,821,445	$7,202,064
Investment securities	9,467	11,367
Other	78,799	82,605
Total interest income	6,909,711	7,296,036

INTEREST EXPENSE
Deposits	954,227	1,400,052
Borrowed money	45,164	217,082
Total interest expense	999,391	1,617,134

NET INTEREST INCOME	5,910,320	5,678,902

PROVISION FOR LOAN LOSSES	1,830,862	1,244,106

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,079,458	4,434,796

NONINTEREST INCOME
Service charges, fees and commissions	862,111	891,029
Other	112,157	91,628
Total noninterest income	974,268	982,657

NONINTEREST EXPENSE
Compensation & benefits	2,414,502	2,245,327
Occupancy	407,191	392,552
Data processing	443,716	373,461
Federal insurance premium	119,587	171,643
Advertising	102,765	134,849
Real estate owned and collection	440,033	133,620
Other	274,249	405,358
Total noninterest expense	4,202,043	3,856,810

INCOME BEFORE TAXES	851,683	1,560,643

INCOME TAX EXPENSE	303,684	573,077

NET INCOME	$547,999	$987,566

Effective dividend on preferred stock	188,197	188,197

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$359,802	$799,369
BASIC EARNINGS PER COMMON SHARE	$0.08	$0.18
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.18
DIVIDENDS PER COMMON SHARE	$0.00	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$547,999	$987,566
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	1,830,862	1,244,106
Losses/impairment on foreclosed assets	1,105,538	16,590
Depreciation	157,463	161,458
Decrease in net deferred loan fees	(11,868)	(13,927)
Deferred income tax benefit	(30,677)	(23,208)
Decrease in other assets	115,466	460,967
(Decrease) in other liabilities	(66,349)	(320,648)

Net cash provided by operating activities	3,648,434	2,512,904

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	1,000,000	1,000,000
Purchase of held to maturity securities	(2,500,000)	(1,000,000)
Net decrease (increase) in loans	1,296,758	(2,697,329)
Purchases of property and equipment	(87,105)	(189,745)
Redemption of FHLB stock	157,400	---
Improvement to real estate owned	(62,679)
Proceeds from sale of real estate owned	2,502,511	892,843

Net cash provided by (used in) investing activities	2,306,885	(1,994,231)

FINANCING ACTIVITIES
Dividends paid	(158,038)	(158,038)
Net (decrease) in deposits	(7,948,519)	(1,888,651)
Proceeds from advances and other borrowed money	896,366	6,506,217

Net cash provided by (used in) financing activities	(7,210,191)	4,459,528

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,254,872)	4,978,201

CASH AND CASH EQUIVALENTS – beginning of period	7,897,955	5,374,665

CASH AND CASH EQUIVALENTS – end of period	$6,643,083	$10,352,866

Supplemental Schedule of Non-Cash Investing and Financing Activities

Transfers from loans to real estate acquired through foreclosure	$2,348,333	$2,154,912
See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the year ended March 31, 2009.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform. The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System (Federal Reserve).

NOTE 2. - STOCK-BASED COMPENSATION PLAN

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock options granted and no stock-based compensation expense was recognized during the three month period ended June 30, 2011.

The following summarizes the stock option activity for the three months ended June 30, 2011:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2011	255,900	$9.06
Granted	---	---
Exercised	---	---
Forfeited	---	---
Options outstanding June 30, 2011	255,900	9.06	3.7
Options exercisable, June 30, 2011	255,900	$9.06	3.7	$22,550

There were no options exercised during the three months ended June 30, 2011.

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

	For the Three Months Ended
	June 30, 2011			June 30, 2010

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per common share:

Income available to common stockholders	$359,802	4,361,658	$0.08	$799,369	4,361,658	$0.18
Diluted earnings per common share:
Effect of Dilutive Securities

Options and Warrants	---	63,903		---	7,500

Income available to common stockholders	$359,802	4,425,561	$0.08	$799,369	4,369,158	$0.18

During the quarter ended June 30, 2011, 165,700 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2010, 289,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at June 30, 2011:

	Well Capitalized	Well Capitalized
	Amount	Percent	Actual	Actual	Excess
	Required	Required	Amount	Percent	Amount

Tangible Capital	$26,275,000	5.00%	$49,939,000	9.50%	$23,664,000
Core Capital	31,530,000	6.00	49,939,000	9.50	18,409,000
Risk-based Capital	44,295,000	10.00	55,476,000	12.52	11,181,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OCC-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OCC approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OCC Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OCC may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law. Issuance of preferred stock under the TARP Capital Purchase Plan restricts the Company from paying dividends to stockholders without approval from the OCC and U.S Treasury. This restriction expires on December 31, 2011.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2011 and 2010 was $1,013,743 and $1,616,665, respectively. Total income taxes paid for the three months ended June 30, 2011 and 2010 was $66,440 and $0.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the three-month periods ended June 30, 2011 and 2010, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	June 30
	2011	2010
Service cost	$84,662	$76,565
Interest cost	68,629	59,549
Expected return on plan assets	(70,980)	(61,538)
Recognized net actuarial loss	14,153	4,941

	$96,464	$79,517

The Company made a contribution of $232,288 during the June 30, 2010 quarter for the fiscal year ended March 31, 2011.  The Company anticipates making all contributions for the current fiscal prior to March 31, 2012.

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

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$3,500,000	$875	$11,985	$3,488,890

Other	198,000	-	-	198,000
	3,698,000	875	11,985	3,686,890
Available for Sale

Equity securities	38,647	-	-	38,647

	$3,736,647	$875	$11,985	$3,725,537

March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$2,000,000	-	$33,680	$1,966,320

Other	198,000	-	-	198,000
	2,198,000	-	33,680	2,164,320
Available for Sale

Equity securities	38,647	-	-	38,647

	$2,236,647	-	$33,680	$2,202,967

United States government and agency obligations.  The unrealized loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011. Securities have been in a continuous loss position less than twelve months.

The Company's investment in FHLB stock totaled $5,403,900 at June 30, 2011.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We do not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

NOTE 9. - FAIR VALUE MEASUREMENTS

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurements and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
June 30, 2011
Equity securities	$38,647	$-	$38,647	$-

March 31, 2011
Equity securities	$38,647	$-	$38,647	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired loans

Generally accepted accounting principles apply to loans measured for impairment using  practical expedients, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The fair value of a Level 2 collateral dependent loan is generally determined by a recent appraisal in the last twelve months.  The fair value of a Level 3 collateral dependent loan is determined by reference to an appraisal older than twelve months in addition to cash flow analysis and/or other market evaluations.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
June 30, 2011
Impaired loans net of
valuation allowance	$4,873,085	$-	$2,661,961	$2,211,124

March 31, 2011
Impaired loans net of
valuation allowance	$4,198,192	$-	$4,160,713	$37,479

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. Real estate appraisals used to determine fair value for impaired loans as of June 30, 2011 had been obtained on Level 2 loans within the last twelve months and Level 3 loans within the last thirteen months. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at the lesser of cost or fair value less cost to sell.  The fair value of Level 2 collateral dependent real estate is generally determined by a recent appraisal in the last twelve months.  The fair value of Level 3 collateral dependent real estate is determined by reference to an appraisal older than twelve months in addition to cash flow analysis and/or other market evaluations.

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

Carrying Value
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
June 30, 2011
Real estate owned	$9,215,648	$-	$8,026,283	$1,189,365

March 31, 2011
Real estate owned	$10,383,549	$-	$8,988,875	$1,394,674

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Company’s investment in Federal Home loan Bank stock totaled $5.4 million at June 30, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other than temporarily impaired at June 30, 2011 and no impairment has been recognized.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2011 and March 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows

	June 30, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$6,643	$6,643	$7,898	$7,898
Securities	3,737	3,726	2,237	2,203
Loans, net	472,839	486,023	478,293	490,657
Accrued interest receivable	2,077	2,077	2,037	2,037
Financial liabilities
Deposits	$371,096	$373,435	$379,045	$382,055
Borrowings	97,000	96,659	97,000	96,998
Securities sold under agreements to repurchase	2,341	2,341	1,445	1,445
Accrued interest payable	36	36	50	50

Note 10 Loans Receivable, Net

Loans receivable are summarized as follows:

	June 30, 2011	March 31, 2011

Residential	$188,994,563	$195,128,796
Commercial - real estate	181,474,511	181,822,323
Construction	20,785,982	20,649,944
Commercial – non real estate	50,749,160	49,085,530
Consumer – non real estate	37,453,878	38,721,182
	479,458,094	485,407,775
Less:
Deferred loan (costs), net	(753,981)	(731,009)
Allowance for loan losses	7,373,326	7,845,950
	6,619,345	7,114,941
	$472,838,749	$478,292,834

Loans serviced for others amounted to approximately $177,775 at June 30, 2011, and $211,616 at March 31, 2011.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Three Months Ended June 30, 2011	Year Ended March 31, 2011

Balance at beginning of period	$7,845,950	$8,052,875
Provision for loan loss	1,830,862	8,170,534
Loans charged-off	(2,344,378)	(8,721,350)
Recoveries of loans previously charged off	40,892	343,891
Balance at end of period	$7,373,326	$7,845,950

The allowance for loan losses allocated by segment is as follows:

Three Months Ended June 30, 2011
	Commercial –				Consumer –
	Non Real	Commercial –			Non Real
	Estate	Real Estate	Construction		Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950
Provision	82,626	250,922		311,416	48,934	1,136,964	1,830,862
Charged off	(2,316)	(386,034)		(307,901)	(108,779)	(1,539,348)	(2,344,378)
Recoveries	2,317	---		---	33,495	5,080	40,892
Ending Balance	$182,035	$2,087,978		$552,908	$326,598	$4,223,807	$7,373,326
Individually evaluated for impairment	$151,090	$152,310	$	---	$10,353	$1,399,262	$1,713,015
Collectively evaluated for impairment	30,945	1,935,668		552,908	316,245	2,824,545	5,660,311

Loans:
Individually evaluated for impairment	$3,931,720	$4,428,940	$	---	$11,745	$6,544,263	$14,916,668
Collectively evaluated for impairment	46,817,440	177,045,571		20,785,982	37,442,133	182,450,300	464,541,426
Ending Balance:	$50,749,160	$181,474,511		$20,785,982	$37,453,878	$188,994,563	$479,458,094

The allowance for loan losses allocated by segment is as follows:

Year Ended March 31, 2011
	Commercial –	Commercial –			Consumer –
	Non Real	Real			Non Real
	Estate	Estate	Construction		Estate	Residential	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$68,695	$257,770	$	---	$16,541	$1,707,734	$2,050,740
Collectively evaluated for impairment	30,713	1,965,320		549,393	336,407	2,913,377	5,795,210
Ending Balance:	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950

Loans:
Individually evaluated for impairment	$3,575,958	$3,873,407	$	---	$16,540	$6,772,734	$14,238,639
Collectively evaluated for impairment	45,509,572	177,948,916		20,649,944	38,704,642	188,356,062	471,169,136
Ending Balance:	$49,085,530	$181,822,323		$20,649,944	$38,721,182	$195,128,796	$485,407,775

Impaired loans include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. At June 30, 2011 and March 31, 2011, the Company had $20,663,719 and $20,363,241 of mortgage loans and $633,848 and $679,023 of consumer loans that were modified in troubled debt restructurings with $18,673,606 of mortgage loans and $512,928 of consumer loans performing in accordance with payment terms.

No additional funds are committed to be advanced in connection with impaired loans.  As of June 30, 2011, the Company had $1,904,844 of loans 90 days past due and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $3,390,965 at June 30, 2011 and $2,679,922 at March 31, 2011.  If interest on these loans had been accrued, such income would have approximated $247,274 for the three months ended June 30, 2011 and $324,689 for the year ended March 31, 2011.

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio. The degree of impairment is measured on a loan-by-loan basis based on the fair value of the collateral if the loan is collateral dependent, the fair value of expected future cash flows or the loan’s market price. The degree of impairment and amount of allowance for each loan varies due to the above factors. The decrease of $473,000 in the allowance for loan losses at June 30, 2011 compared to March 31, 2011 reflects what management believes to be an appropriate change in the allowance for loan losses related to the change in non-performing assets. The decrease in the ratio of allowance to non-performing assets from March 31, 2011 to June 30, 2011 reflects the transfer of certain loans to Real Estate Owned, the variability of the allowance on a loan by loan basis based on the current collateral value and the other above factors.

In accordance with ASC 310, Receivables, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment unless the Company believes an individual impairment analysis is warranted.

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.

Regarding the fair value disclosures specifically included in the June 30, 2011 and March 31, 2011 disclosures, all impaired loans were included in Levels 2 or 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Impaired loans by class are as follows:

Three Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$645,541	$645,541	$	---	$1,975,746		$4,858
Commercial Real Estate
Commercial Real Estate	9,361,742	9,361,742		---	9,053,762		137,362
Land	1,708,798	1,708,798		---	1,122,645		2,545
Multifamily	943,791	943,791		---	542,174		14,157
Construction
Residential	321,114	321,114		---	403,460		4,014
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	235,543	235,543		---	214,206		3,194
Other	282,150	282,150		---	85,574		371
Residential
Single Family	7,443,836	7,443,836		---	7,043,337		91,869
Equity Lines and Loans	659,874	659,874		---	290,288		2,477

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$455,972	$455,972		$151,090	$941,299	$	---
Commercial Real Estate
Commercial Real Estate	350,166	350,166		112,166	1,028,501		---
Land	---	---		---	969,501		---
Multifamily	84,456	84,456		40,143	68,566		---
Construction
Residential	---	---		---	428,538		---
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	---	---		---	3,390		---
Other	25,595	25,595		10,353	1,490		---
Residential
Single Family	4,646,657	4,646,657		1,117,009	4,538,189		---
Equity Lines and Loans	1,023,254	1,023,254		282,254	442,144		---

Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,101,513	$1,101,513		$151,090	$2,917,045		$4,858
Commercial Real Estate
Commercial Real Estate	9,711,908	9,711,908		112,166	10,082,263		137,362
Land	1,708,798	1,708,798		---	2,092,146		2,545
Multifamily	1,028,247	1,028,247		40,143	610,740		14,157
Construction
Residential	321,114	321,114		---	831,998		4,014
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	235,543	235,543		---	217,596		3,194
Other	307,745	307,745		10,353	87,064		371
Residential
Single Family	12,090,493	12,090,493		1,117,009	11,581,526		91,869
Equity Lines and Loans	1,683,128	1,683,128		282,254	732,432		2,477

Impaired loans by class are as follows:

Year Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$3,909,295	$3,909,295	$	---	$1,814,361	$185,434
Commercial Real Estate
Commercial Real Estate	12,330,888	12,330,888		---	7,014,822	733,552
Land	590,914	590,914		---	695,445	10,198
Multifamily	943,791	943,791		---	306,226	60,898
Construction
Residential	321,114	321,114		---	323,182	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	211,494	211,494		---	190,448	14,623
Other	27,615	27,615		---	39,692	1,573
Residential
Single Family	10,443,463	10,443,463		---	6,085,676	526,808
Equity Lines and Loans	158,493	158,493		---	247,320	5,769

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$106,576	$106,576		$68,695	$1,855,492	$7,128
Commercial Real Estate
Commercial Real Estate	493,867	493,867		207,867	1,271,307	---
Land	---	---		---	1,713,795	---
Multifamily	94,903	94,903		49,903	47,452	4,271
Construction
Residential	---	---		---	658,538	---
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	13,561	13,561		13,561	3,390	---
Other	2,980	2,980		2,980	1,490	---
Residential
Single Family	5,392,344	5,392,344		1,563,034	3,504,700	168,012
Equity Lines and Loans	144,700	144,700		144,700	219,714	2,080
Total:
Commercial – Non Real Estate
Commercial & Industrial	$4,015,871	$4,015,871		$68,695	$3,669,853	$192,562
Commercial Real Estate
Commercial Real Estate	12,824,755	12,824,755		207,867	8,286,129	733,552
Land	590,914	590,914		---	2,409,240	10,198
Multifamily	1,038,694	1,038,694		49,903	353,678	65,169
Construction
Residential	321,114	321,114		---	981,720	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	225,055	225,055		13,561	193,838	14,623
Other	30,595	30,595		2,980	41,182	1,573
Residential
Single Family	15,835,807	15,835,807		1,563,034	9,590,376	694,820
Equity Lines and Loans	303,193	303,193		144,700	467,034	7,849

Nonaccrual and past due loans by class are as follows:

Three Months Ended June 30, 2011
					Accruing
			90 Days or		Loans 90
	30-59 Days	60-89 Days	More Past	Total Past	Days or More	Nonaccrual
	Past Due	Past Due	Due	Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$460,964	$257,153	$556,151	$1,274,268	$43,595	$836,306
Commercial Real Estate
Commercial Real estate	1,924,773	---	2,147,519	4,072,292	1,706,099	591,196
Land	731,559	---	405,049	1,136,608	---	1,199,798
Multifamily	943,791	---	---	943,791	---	84,456
Construction
Residential	---	---	---	---	---	---
Commercial	---	---	---	---	---	---
Consumer – Non Real Estate
Automobile	671,707	69,642	62,140	803,489	---	62,140
Other	29,801	11,009	255,283	296,093	---	255,283
Residential
Single Family	1,332,486	---	2,435,437	3,767,923	155,150	5,299,391
Equity Lines and Loans	327,245	997,253	417,960	1,742,458	---	1,441,213
Totals	$6,422,326	$1,335,057	$6,279,539	$14,036,922	$1,904,844	$9,769,783

As of June 30, 2011, the Company had $1,904,844 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.

Year Ended March 31, 2011
					Accruing
			90 Days or		Loans 90
	30-59 Days	60-89 Days	More Past	Total Past	Days or More	Nonaccrual
	Past Due	Past Due	Due	Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$743,540	$609,235	$606,202	$1,958,977	$ ---	$606,202
Commercial Real Estate
Commercial Real estate	239,678	1,754,785	1,236,047	3,230,510	---	1,236,047
Land	335,602	---	337,747	673,349	---	337,747
Multifamily	---	---	---	---	---	---
Construction
Residential	---	---	---	---	---	---
Commercial	---	---	---	---	---	---
Consumer – Non Real Estate
Automobile	441,153	122,476	74,699	638,328	---	74,699
Other	16,167	285,055	3,821	305,043	---	3,821
Residential
Single Family	755,029	717,528	3,660,755	5,133,312	---	3,660,755
Equity Lines and Loans	404,394	150,033	256,328	810,755	---	256,328
Totals	$2,935,563	$3,639,112	$6,175,599	$12,750,274	$ ---	$6,175,599

Nonaccrual loans are included in Total Past Due.

The Company uses the following rating system for evaluating the risks associated with loans:

Pass	A Pass loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.
Special Mention
A Special Mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard
A Substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Credit Quality by class is as follows:

Three Months Ended June 30, 2011
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$39,715,417	$4,750,026	$6,213,824	$69,893	$	---
Commercial Real Estate
Commercial Real estate	101,952,913	16,748,982	7,825,437	---		---
Land	31,210,001	4,207,070	2,675,754	---		---
Multifamily	15,826,106	---	1,028,248	---		---
Construction
Residential	12,422,386	1,035,704	471,875	---		---
Commercial	6,856,017	---	---	---		---
Consumer – Non Real Estate
Automobile	29,733,758	189,525	196,661	---		---
Other	6,887,170	27,486	419,278	---		---
Residential
Single Family	117,840,522	11,080,376	13,073,004	---		---
Equity Lines and Loans	42,471,840	2,468,285	2,060,536	---		---
Totals	$404,916,130	$40,507,454	$33,964,617	$69,893	$	---

Year Ended March 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,043,245	$4,858,861	$6,112,424	$71,000	$	---
Commercial Real Estate
Commercial Real estate	101,373,538	17,705,767	7,806,399	---		---
Land	31,858,946	4,424,158	1,946,165	---		---
Multifamily	15,676,683	---	1,030,667	---		---
Construction
Residential	13,329,026	855,077	332,000	---		---
Commercial	6,133,841	---	---	---		---
Consumer – Non Real Estate
Automobile	30,824,809	226,026	235,550	---		---
Other	7,012,773	29,057	392,967	---		---
Residential
Single Family	121,410,759	12,964,909	13,822,691	---		---
Equity Lines and Loans	43,823,032	2,382,852	724,553	---		---
Totals	$409,486,652	$43,446,707	$32,403,416	$71,000	$	---

Note 11. Real Estate Owned

At June 30, 2011 and March 31, 2011, OREO was $9,066,451 and $10,263,488, respectively. REO is primarily comprised of residential single family properties, residential lots and commercial real estate.  Changes in the balance for OREO are as follows:

	June 30, 2011	March 31, 2011

Balance at the beginning of period, gross	$11,609,766	$4,022,853
Transfers from loans	2,348,333	14,457,276
Capitalized costs	62,679	304,179
Sales proceeds	(2,502,511)	(5,677,509)
Gain (loss) on disposition	(189,581)	(1,497,033)
Balance at the end of period, gross	11,328,686	11,609,766
Less valuation allowance	(2,262,235)	(1,346,278)
Balance at the end of period, net	$9,066,451	$10,263,488

Changes in the allowance for REO are as follows:

Balance at the beginning of the period	1,346,278	992,284
Provision for losses	1,093,609	1,402,359
Charge-offs, net	(177,652)	(1,048,365)
Balance at the end of period	$2,262,235	$1,346,278

Expenses applicable to REO, other than the valuation allowance, were $440,033 and $133,620 for the three months ended June 30, 2011 and 2010, respectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

The following information is intended to provide investors a better understanding of the financial position and the operating results of Community Financial Corporation. The following is primarily from management’s perspective and may not contain all information that is of importance to the reader. Accordingly, the information should be considered in the context of the consolidated financial statements and other related information contained herein.

Net income for the quarter ended June 30, 2011 decreased $440,000, 44.5 to $548,000 compared to $988,000 for the quarter ended June 30, 2010.  Net income for the quarter decreased primarily due to a provision for loan loss increase of $587,000 or 47.2%, partially offset by an increase in net interest income.  The increased provision for the period was primarily related to higher charge-offs and management’s analysis of the Bank’s loan portfolio.

Net interest income for the quarter ended June 30, 2011 increased $231,000, or 4.1%, to $5.9 million compared to the quarter ended June 30, 2010. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings, was impacted by both the change in our volume of interest earning assets and the interest rate spread between interest-earning assets and interest-bearing liabilities. The primary factor contributing to the increase in net interest income for the quarter ended June 30, 2011 was lower rates paid on interest-bearing liabilities. We made limited investment securities purchases during the three months ended June 30, 2011 and anticipate limited securities purchases during the remainder of the current fiscal year.

Management will continue to monitor asset growth to manage the level of regulatory capital and liquidity requirements. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $359.4 million in adjustable rate loans, or 76.4% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities. Deposits were down approximately $8.0 million, or 2.1%, at June 30, 2011 from March 31, 2011, due to decreases in time deposits, partially offset by increases in interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the June 30, 2011 quarter. During the June 30, 2011 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $5.5 million from March 31, 2011 to June 30, 2011.  This decrease was primarily in residential real estate loans and consumer loans, partially offset by increases to commercial business loans. We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas and existing commercial real estate activity continues to be weak. At June 30, 2011, our assets totaled $523.4 million, including net loans receivable of $472.8 million, compared to total assets of $530.1 million, including net loans receivable of $478.3 million, at March 31, 2011.  Commercial real estate loans were $181.5 million or 37.8%, residential real estate loans were $189.0 million or 39.4%, construction loans totaled $20.8 million or 4.3%, and commercial business loans were $50.8 million or 10.6% of our total loan portfolio at June 30, 2011 compared to commercial real estate loans of $181.8 million or 37.5%, residential real estate loans of $195.1 million or 40.1%, construction loans of $20.7 million or 4.3%, and commercial business loans of $49.1 million or 10.1% at March 31, 2011.

At June 30, 2011, non-performing assets totaled $19.0 million or 3.63% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Our allowance for loan losses to non-performing loans was 38.8% and to total loans was 1.54% at June 30, 2011 compared to 47.4% and 1.61%, respectively at March 31, 2011.  The increase in nonperforming assets consisted of a $3.6 million increase in nonaccrual loans, partially offset by a $1.2 million decrease in real estate owned and repossessed assets.  Due primarily to the slow economy, we recognize the possibility of an increase in non-performing assets in the future. Charge-offs of $2.3 million during the most recent three month period consisted primarily of $1.5 million of residential real estate loans, $308,000 of construction loans, $386,000 of commercial real estate loans and $109,000 of automobile loans.

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more difficult and complex under these difficult market and economic conditions.  We  may be required to pay higher FDIC premiums if financial institution failures continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

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

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, was eliminated and existing federal thrifts are subject to regulation and supervision by the Office of Comptroller of the Currency, which supervises and regulates all national banks. In addition all financial institution holding companies, including the Company, are now regulated by the Board of Governors of the Federal Reserve System, and this regulation will eventually include the application of federal capital requirements similar to those imposed on all commercial banks and may result in additional restrictions on investments and other holding company activities.  The law also created a new consumer financial protection bureau that has the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and will require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

FINANCIAL CONDITION

The Company's total assets decreased $6.7 million to $523.4 million at June 30, 2011 from $530.1 million at March 31, 2011 due to decreases in cash of $1.2 million, real estate owned of $1.2 million and loans receivable of $5.5 million, partially offset by an increase in investment securities of $1.5 million. As stated above, the decline in our loan portfolio was primarily in residential real estate loans and consumer loans, while our commercial business loans increased.  We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have also experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be weak.

Deposits decreased $8.0 million, or 2.1% to $371.1 million at June 30, 2011, from $379.1 million at March 31, 2011.  The decrease was primarily due to a decrease in time deposits of $12.0 million, partially offset by increases in non-interest bearing accounts of $2.8 million, money market and interest checking accounts of $884,000, and savings of $375,000. The decrease in deposits was related to the decrease in our assets and funding needs. The decrease in deposits was generally achieved by lowering the rates offered on our time deposit products. FHLB advances remained at $97.0 million for both periods and other borrowings increased $896,000 at June 30, 2011 from March 31, 2011.

Stockholders’ equity increased by $390,000 to $50.2 million at June 30, 2011, from $49.8 million at March 31, 2011, due to income for the three months ended June 30, 2011 of $548,000, partially offset by cash dividend payments on our preferred stock.

At June 30, 2011, non-performing assets totaled $19.0 million or 3.63% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Non-performing assets at June 30, 2011 were comprised of repossessed assets of $9.2 million and non accrual loans of $9.8 million. Included in the total non-performing assets at June 30, 2011, was one single family real estate owned property totaling $2.3 million.  At June 30, 2011, our allowance for loan losses to non-performing loans was 38.8% and to total loans was 1.54% compared to 47.4% and 1.61%, respectively at March 31, 2011. Our allowance for loan losses decreased $473,000 at June 30, 2011 compared to March 31, 2011 due to allowances for specific loans and decreased loan balances.  Charged off loans during the June 30, 2011 quarter included loans on which specific reserves had been established at March 31, 2011. Based on current market values of the properties securing our loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. We also had $21.3 million of loans that were classified as Troubled Debt Restructurings (TDRs) at June 30, 2011, of which $574,000 were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of June 30, 2011, there were also $40.5 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied commercial and residential real estate loans with an average balance of approximately $182,000.  The largest individual loan or lending relationship in this category has a balance of $3.3 million and is secured by a hotel. This loan is of concern due to cash flow concerns. There are also six additional loans with balances greater than $1.0 million. A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months. Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2011, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 2.6% compared to 2.9% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of June 30, 2011, the total amount of borrowing available under the FHLB line of credit was approximately $137.5 million. At June 30, 2011, principal obligations to the FHLB consisted of $97.0 million in fixed-rate short term borrowings and we had a $4.0 million letter of credit to the Treasurer of Virginia securing public deposits.

At June 30, 2011, we had commitments to purchase or originate $2.2 million of loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $164.2 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At June 30, 2011, we had brokered or internet time deposits of $12.7 million compared to $15.3 million at March 31, 2011.

The Bank’s regulatory capital is characterized as “well capitalized” due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are redeemable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s and the Bank’s federal regulators.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010.

General.  Net income for the three months ended June 30, 2011 decreased $440,000 or 44.5% to $548,000 from $988,000 for the three months ended June 30, 2010. Net interest income increased $231,000, the provision for loan losses increased $587,000, non-interest income decreased $8,000 and non-interest expense increased $345,000 during the three months ended June 30, 2011 compared to the same period in 2010. Return on equity for the three months ended June 30, 2011 was 4.31% compared to 7.91% for the three month period ended June 30, 2010. Return on assets was .42% for quarter ended June 30, 2011 compared to .73% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $386,000 to $6.9 million for the three months ended June 30, 2011, from $7.3 million for the three months ended June 30, 2010, due to a decrease in the volume of our portfolio.  The average yield earned on interest-earning assets was 5.69% for both three month periods ended June 30, 2011 and June 30, 2010.

Interest Expense.  Total interest expense decreased $618,000 to $999,000 for the quarter ended June 30, 2011, from $1.6 million for the quarter ended June 30, 2010. Interest on deposits decreased $446,000 to $954,000 for the quarter ended June 30, 2011 from $1.4 million for the quarter ended June 30, 2010 due to a decrease in the average rate paid and lower average deposit balances.  The average rate paid on deposits was 1.02% during the three months ended June 30, 2011 compared to 1.40% for the three months ended June 30, 2010. The decrease in the average rate paid on deposits was due primarily to market interest rate changes as well as a change in our deposit mix to more low cost transaction account deposits and less higher cost certificate accounts.  Interest expense on borrowed money decreased $172,000 to $45,000 for the quarter ended June 30, 2011 compared to $217,000 for the quarter ended June 30, 2010.  A decrease in the average rate paid on borrowings from 0.86% for the June 30, 2010 quarter to 0.19% for the June 30, 2011 quarter and a decrease in the average balance of borrowings from $100.5 million to $96.3 million accounted for the decrease. The average rate paid on all interest-bearing liabilities was 0.85% during the three months ended June 30, 2011 compared to 1.31% for the three months ended June 30, 2010.

Provision for Loan Losses.  The provision for loan losses increased $587,000, or 47.2%, to $1.8 million for the three months ended June 30, 2011, from $1.2 million for the three months ended June 30, 2010, primarily as a result of the increased level of charge-offs during the period.  Charge-offs totaled $2.3 million during the three month period ended June 30, 2011, compared to $1.1 million during the same period in 2010, were related to residential real estate loans, construction loans, commercial real estate loans and repossessed vehicles.

Noninterest Income.  Noninterest income decreased $8,000, or 0.9%, to $974,000 for the three months ended June 30, 2011, from $982,000 for the three months ended June 30, 2010.  Service charges, fees and commissions decreased $29,000, or 3.2%, due to a decrease in service charges and fees on transactional accounts and secondary mortgage market fee income.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.  Other noninterest income increased $21,000, or 22.4%, to $112,000 for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to increases in rental income that were not present in the 2010 period.

Noninterest Expense.  Noninterest expense increased $345,000, or 9.0%, to $4.2 million for the three months ended June 30, 2011 compared to the same period last year. The increase in noninterest expense for the current period resulted primarily from a $169,000, or 7.5%, increase in compensation related expenses due to cost of living increases in the current fiscal year, and a $306,000, or 229.3%, increase in real estate owned properties and the costs incurred in our efforts to dispose of these assets.

Taxes.  Taxes decreased $269,000 to $304,000 for the three months ended June 30, 2011, from  $573,000 for the three months ended June 30, 2010. The effective tax rate for the June 30, 2011 quarter was 35.7%.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2011.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual report on form 10-K for the period ended March 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt ASU 2011-02 and include the required disclosures in its consolidated financial statements in the September, 2011 quarter.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

•
results of examinations by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to enter into a formal enforcement action or to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•
the timely development of and acceptance of new products and services of  Community Bank, and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

•
the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance) may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since our March 31, 2011 year end. Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report on form 10-K for March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2011,  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: August 11, 2011	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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

11	Statement re computation of per share earnings (see Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Interactive Data File*
*In accordance with rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.