Form 10-Q
period 2011-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2011-11-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
⊠	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended September 30, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number    000-18261

COMMUNITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1532044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

38 North Central Ave., Staunton, VA 24401
(Address of principal executive offices)

(540) 886-0796
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⊠   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⊠  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ⊠
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on November 14, 2011:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $5,154,989 and $4,118,603)	$10,916,496	$7,897,955
Securities
Held to maturity	3,447,000	2,198,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	5,341,300	5,561,300
Loans receivable, net of allowance for loan losses of $7,599,299 and $7,845,950	460,531,645	478,292,834
Real estate owned and repossessed assets, net of valuation allowance of $2,056,041 and $1,378,585	11,024,150	10,383,549
Property and equipment, net	8,616,188	8,769,146
Accrued interest receivable
Loans	2,044,005	2,024,571
Investments	6,925	12,068
Prepaid expenses and other assets	14,817,972	14,901,933
Total Assets	$516,784,328	$530,080,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$369,296,919	$379,044,783
Borrowings	93,000,000	97,000,000
Securities sold under agreement to repurchase	679,609	1,444,961
Advance payments by borrowers for taxes and insurance	180,121	212,425
Other liabilities	2,926,184	2,617,440

Total Liabilities	466,082,833	480,319,609

Stockholders’ Equity
Preferred stock $.01 par value, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(267,383)	(327,701)
Additional paid in capital	5,599,052	5,599,052
Retained earnings	32,909,692	32,028,909
Accumulated other comprehensive (loss)	(829,636)	(829,636)
Total Stockholders’ Equity	50,701,495	49,760,394

Total Liabilities and Stockholders’ Equity	$516,784,328	$530,080,003

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,560,198	$6,753,841	$13,381,644	$13,955,904
Investment securities	21,107	10,159	30,574	21,527
Other	40,783	30,718	119,581	113,322
Total interest income	6,622,088	6,794,718	13,531,799	14,090,753

INTEREST EXPENSE
Deposits	861,474	1,279,549	1,815,701	2,679,600
Borrowed money	38,582	213,689	83,746	430,771
Total interest expense	900,056	1,493,238	1,899,447	3,110,371

NET INTEREST INCOME	5,722,032	5,301,480	11,632,352	10,980,382

PROVISION FOR LOAN LOSSES	1,123,022	2,729,760	1,829,275	3,771,844

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,599,010	2,571,720	9,803,077	7,208,538

NONINTEREST INCOME
Service charges, fees and commissions	882,079	989,779	1,744,190	1,880,808
Other	148,441	94,895	260,598	186,524

Total noninterest income	1,030,520	1,084,674	2,004,788	2,067,332

NONINTEREST EXPENSE
Compensation & benefits	2,398,909	2,269,820	4,813,411	4,515,147
Occupancy	412,230	409,762	819,421	802,315
Data processing	442,336	422,937	886,052	796,398
Federal insurance premium	70,177	173,853	189,764	345,496
Advertising	95,943	119,199	198,708	254,048
Real estate owned and collection	699,861	649,204	2,264,503	984,847
Other	400,884	490,117	675,133	895,474

Total noninterest expense	4,520,340	4,534,892	9,846,992	8,593,725

INCOME (LOSS) BEFORE TAXES	1,109,190	(878,498)	1,960,873	682,145

INCOME TAX EXPENSE (BENEFIT)	400,013	(353,409)	703,697	219,668

NET INCOME (LOSS)	$709,177	$(525,089)	$1,257,176	$462,477

Effective Dividend on Preferred Stock	188,197	188,197	376,394	376,394
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$520,980	$(713,286)	$880,782	$86,083
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.12	$(0.16)	$0.20	$0.02
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.12	$(0.16)	$0.20	$0.02
DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30

	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,257,176	$462,477
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	1,829,275	3,771,844
Losses/impairment on foreclosed assets	1,105,538	643,345
Depreciation	319,357	318,887
Decrease in net deferred loan fees	(15,499)	(21,682)
Deferred income tax benefit	(60,147)	(44,703)
Decrease in other assets	69,670	---
Increase in other liabilities	276,440	451,090

Net cash provided by operating activities	4,781,810	5,581,258

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	3,000,000	2,500,000
Purchase of held to maturity securities	(2,749,000)	(2,500,000)
Net decrease in loans	8,152,750	683,780
Purchases of property and equipment	(149,864)	(667,408)
Redemption of FHLB stock	220,000	405,000
Improvement to real estate owned	(171,348)	---
Proceeds from sale of real estate owned	4,760,517	2,033,904

Net cash provided by investing activities	13,063,022	2,455,276

FINANCING ACTIVITIES
Dividends paid	(316,075)	(316,075)
Net (decrease) in deposits	(9,747,864)	(11,488,626)
(Repayment of) proceeds from advances and other borrowed money	(4,765,352)	2,819,321

Net cash used in financing activities	(14,829,291)	(8,985,380)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,015,541	(948,846)

CASH AND CASH EQUIVALENTS – beginning of period	7,897,955	5,374,665

CASH AND CASH EQUIVALENTS – end of period	$10,916,496	$4,425,819

Supplemental Schedule of Non-Cash Investing and Financing Activities
Transfers from loans to real estate acquired through foreclosure	$5,917,249	$5,992,792

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three and six month period ended September 30, 2011.

The following summarizes the stock option activity for the six months ended September 30, 2011:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2011	255,900	$9.06
Granted	---	---
Exercised	---	---
Forfeited	---	---
Options outstanding September 30, 2011	255,900	9.06	3.5
Options exercisable, September 30, 2011	255,900	$9.06	3.5	$---

There were no options exercised during the six months ended September 30, 2011.

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

	For the Three Months Ended

	September 30, 2011			September 30, 2010

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings (loss) per common share:

Income (loss) available to common stockholders	$520,980	4,361,658	$0.12	$(713,286)	4,361,658	$(0.16)
Diluted earnings (loss) per common share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

Income (loss) available to common stockholders	$520,980	4,361,658	$0.12	$(713,286)	4,361,658	$(0.16)

During the quarter ended September 30, 2011, 255,900 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2010, 289,200 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended

	September 30, 2011			September 30, 2010

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income available to common stockholders	$880,782	4,361,658	$0.20	$86,083	4,361,658	$0.02
Diluted earnings per share:
Effect of Dilutive Securities

Options and Warrants	---	38,807		---	7,500

Income available to common stockholders	$880,782	4,400,465	$0.20	$86,083	4,369,158	$0.02

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at September 30, 2011:

	Well Capitalized Amount Required	Well Capitalized Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$25,928,000	5.00%	$50,383,000	9.72%	$24,455,000
Core Capital	31,114,000	6.00	50,383,000	9.72	19,269,000
Risk-based Capital	43,657,000	10.00	55,801,000	12.78	12,144,000

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

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2011 and 2010 was $1,916,696 and $3,116,486, respectively. Total income taxes paid for the six months ended September 30, 2011 and 2010 was $695,424 and $0.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the six-month periods ended September 30, 2011 and 2010, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	September 30

	2011	2010

Service cost	$84,662	$76,565
Interest cost	68,629	59,549
Expected return on plan assets	(70,980)	(61,538)
Recognized net actuarial loss	14,153	4,941

	$96,464	$79,517

	Six Months Ended
	September 30

	2011	2010

Service cost	$169,324	$153,130
Interest cost	137,258	119,098
Expected return on plan assets	(141,960)	(123,076)
Recognized net actuarial loss	28,306	9,882

	$192,928	$159,034

The Company made a contribution of $232,288 during the June 30, 2010 quarter for the fiscal year ended March 31, 2011.  The Company anticipates making all contributions for the current fiscal year prior to March 31, 2012.

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

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and
agency obligations	$3,000,000	$3,860	$1,150	$3,002,710

Other	447,000	-	-	447,000
	3,447,000	3,860	1,150	3,449,710
Available for Sale

Equity securities	38,647	-	-	38,647

	$3,485,647	$3,860	$1,150	$3,488,357

March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and
agency obligations	$2,000,000	-	$33,680	$1,966,320

Other	198,000	-	-	198,000
	2,198,000	-	33,680	2,164,320
Available for Sale

Equity securities	38,647	-	-	38,647

	$2,236,647	-	$33,680	$2,202,967

United States government and agency obligations.  The unrealized loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011. Securities have been in a continuous loss position less than twelve months.

The Company's investment in FHLB stock totaled $5,341,300 at September 30, 2011.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We do not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
September 30, 2011
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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
September 30, 2011
Impaired loans net of
valuation allowance	$5,524,152	$-	$3,456,030	$2,068,122

March 31, 2011
Impaired loans net of
valuation allowance	$4,198,191	$-	$4,160,712	$37,479

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. Real estate appraisals used to determine fair value for impaired loans as of September 30, 2011 had been obtained on Level 2 loans within the last twelve months and Level 3 loans within the last sixteen months. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

Carrying Value
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
September 30, 2011
Real estate owned	$11,024,150	$-	$9,666,614	$1,357,536

March 31, 2011
Real estate owned	$10,383,549	$-	$8,988,875	$1,394,674

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and is therefore not included in the following table. The Company’s investment in Federal Home loan Bank stock totaled $5.3 million at September 30, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011 and March 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows

	September 30, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$10,916	$10,916	$7,898	$7,898
Securities	3,486	3,488	2,237	2,203
Loans, net	460,532	471,060	478,293	490,657
Accrued interest receivable	2,051	2,051	2,037	2,037
Financial liabilities
Deposits	$369,297	$373,090	$379,045	$382,055
Borrowings	93,000	92,993	97,000	96,998
Securities sold under agreements to repurchase	679	672	1,445	1,445
Accrued interest payable	33	33	50	50

NOTE 10. - LOANS RECEIVABLE, NET

Loans receivable are summarized as follows:

	September 30, 2011	March 31, 2011
Residential	$184,118,946	$195,128,796
Commercial - real estate	181,271,188	181,822,323
Construction	17,066,150	20,649,944
Commercial – non real estate	49,311,051	49,085,530
Consumer – non real estate	35,644,351	38,721,182
	467,411,686	485,407,775
Less:
Deferred loan (costs), net	(719,258)	(731,009)
Allowance for loan losses	7,599,299	7,845,950
	6,880,041	7,114,941
	$460,531,645	$478,292,834

Loans serviced for others amounted to approximately $168,531 at September 30, 2011, and $211,616 at
March 31, 2011.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Six Months Ended September 30, 2011	Year Ended March 31, 2011
Balance at beginning of period	$7,845,950	$8,052,875
Provision for loan loss	1,829,275	8,170,534
Loans charged-off	(2,154,805)	(8,721,350)
Recoveries of loans previously charged off	78,879	343,891
Balance at end of period	$7,599,299	$7,845,950

The allowance for loan losses allocated by segment is as follows:

Six Months Ended September 30, 2011
Commercial – Non Real Estate	Commercial – Real Estate	Construction	Consumer – Non Real Estate	Residential	Total

Six Months Ended September 30, 2011
	Commercial - Non Real Estate	Commercial - Real Estate		Construction	Consumer - Non Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950
Provision	46,781	135,454		(98,846)	(58,517)	1,804,403	1,829,275
Charged off	(83,000)	(402,811)		---	(124,491)	(1,544,503)	(2,154,805)
Recoveries	2,600	2,317		---	67,408	6,554	78,879
Ending Balance	$65,789	$1,958,050		$450,547	$237,348	$4,887,565	$7,599,299
Individually evaluated for impairment	$65,789	$970,337	$	---	$10,354	$931,433	$1,977,913
Collectively evaluated for impairment	---	987,713		450,547	226,994	3,956,132	5,621,386
Loans:
Individually evaluated for impairment	$103,671	$3,476,202	$	---	$25,595	$3,896,597	$7,502,065
Collectively evaluated for impairment	49,207,380	177,794,986		17,066,150	35,618,756	180,222,349	459,909,621
Ending Balance:	$49,311,051	$181,271,188		$17,066,150	$35,644,351	$184,118,946	$467,411,686

The allowance for loan losses allocated by segment is as follows:

Commercial – Non Real Estate	Commercial – Real Estate	Construction	Consumer – Non Real Estate	Residential	Total

Year Ended March 31, 2011
	Commercial- Non Real Estate	Commercial - Real Estate		Construction	Consumer - Non Real Estate	Residential	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$68,695	$257,770	$	---	$16,541	$1,707,734	$2,050,740
Collectively evaluated for impairment	30,713	1,965,320		549,393	336,407	2,913,377	5,795,210
Ending Balance:	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950

Loans:
Individually evaluated for impairment	$106,576	$588,770	$	---	$16,141	$5,537,044	$6,248,531
Collectively evaluated for impairment	48,978,954	181,233,553		20,649,944	38,705,041	189,591,752	479,159,244
Ending Balance:	$49,085,530	$181,822,323		$20,649,944	$38,721,182	$195,128,796	$485,407,775

Changes in the collectively evaluated for impairment loan categories for the March 31, 2011 and September 30, 2011 periods are related primarily to the Bank’s charge-off experience for the respective prior twelve month periods.  The Commercial-Non Real Estate loan category experienced a net recovery for the twelve months ended September 30, 2001.  There has not been a change in the Bank’s methodology in determining the allowance for loan losses.

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

Regarding the fair value disclosures specifically included in the September 30, 2011 and March 31, 2011 disclosures, all impaired loans were included in Levels 2 or 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Impaired loans by class are as follows:

Six Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$647,712	$647,712	$	---	$2,137,674		$12,201
Commercial Real Estate
Commercial Real Estate	10,900,648	10,900,648		---	11,123,500		312,655
Land	1,645,820	1,645,820		---	1,498,824		5,090
Multifamily	943,791	943,791		---	754,845		28,314
Construction
Residential	321,114	321,114		---	240,836		8,028
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	151,116	151,116		---	199,525		2,548
Other	261,370	261,370		---	149,869		72
Residential
Single Family	6,994,294	6,994,294		---	7,924,879		169,291
Equity Lines and Loans	1,805,617	1,805,617		---	741,693		4,906

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$103,671	$103,671		$65,789	$222,844	$	---
Commercial Real Estate
Commercial Real Estate	3,295,069	3,295,069		730,000	1,315,709		---
Land	348,262	348,262		201,262	564,194		---
Multifamily	83,388	83,388		39,075	89,413		---
Construction
Residential	---	---		---	---		---
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	---	---		---	3,390		---
Other	25,595	25,595		10,354	7,889		---
Residential
Single Family	3,400,224	3,400,224		807,386	5,042,731		---
Equity Lines and Loans	245,856	245,856		124,047	434,649		---
Total:
Commercial – Non Real Estate
Commercial & Industrial	$751,383	$751,383		$65,789	$2,360,518		$12,201
Commercial Real Estate
Commercial Real Estate	14,195,717	14,195,717		730,000	12,439,209		312,655
Land	1,994,082	1,994,082		201,262	2,063,018		5,090
Multifamily	1,027,179	1,027,179		39,075	844,258		28,314
Construction
Residential	321,114	321,114		---	240,836		8,028
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	151,116	151,116		---	202,915		2,548
Other	286,965	286,965		10,354	157,758		72
Residential
Single Family	10,394,518	10,394,518		807,386	12,967,610		169,291
Equity Lines and Loans	2,051,473	2,051,473		124,047	1,176,342		4,906

Impaired loans by class are as follows:

Year Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$3,909,295	$3,909,295	$	---	$1,814,361	$185,434
Commercial Real Estate
Commercial Real Estate	12,330,888	12,330,888		---	7,014,822	733,552
Land	590,914	590,914		---	695,445	10,198
Multifamily	943,791	943,791		---	306,226	60,898
Construction
Residential	321,114	321,114		---	323,182	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	211,494	211,494		---	190,448	14,623
Other	27,615	27,615		---	39,692	1,573
Residential
Single Family	10,443,463	10,443,463		---	6,085,676	526,808
Equity Lines and Loans	158,493	158,493		---	247,320	5,769

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$106,576	$106,576		$68,695	$1,855,492	$7,128
Commercial Real Estate
Commercial Real Estate	493,867	493,867		207,867	1,271,307	---
Land	---	---		---	1,713,795	---
Multifamily	94,903	94,903		49,903	47,452	4,271
Construction
Residential	---	---		---	658,538	---
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	13,561	13,561		13,561	3,390	---
Other	2,980	2,980		2,980	1,490	---
Residential
Single Family	5,392,344	5,392,344		1,563,034	3,504,700	168,012
Equity Lines and Loans	144,700	144,700		144,700	219,714	2,080
Total:
Commercial – Non Real Estate
Commercial & Industrial	$4,015,871	$4,015,871		$68,695	$3,669,853	$192,562
Commercial Real Estate
Commercial Real Estate	12,824,755	12,824,755		207,867	8,286,129	733,552
Land	590,914	590,914		---	2,409,240	10,198
Multifamily	1,038,694	1,038,694		49,903	353,678	65,169
Construction
Residential	321,114	321,114		---	981,720	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	225,055	225,055		13,561	193,838	14,623
Other	30,595	30,595		2,980	41,182	1,573
Residential
Single Family	15,835,807	15,835,807		1,563,034	9,590,376	694,820
Equity Lines and Loans	303,193	303,193		144,700	467,034	7,849

No additional funds are committed to be advanced in connection with impaired loans.  As of September 30, 2011, the Company had $168,490 of loans 90 days past due and still accruing interest.

Nonaccrual loans excluded from impaired loan disclosure amounted to $4,789,146 at September 30, 2011 and $2,679,922 at March 31, 2011.  If interest on these loans had been accrued, such income would have approximated $167,703 for the six months ended September 30, 2011 and $324,689 for the year ended March 31, 2011.

For the six months ended September 30, 2011, loans modified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $21,416,000.  At September 30, 2011, all of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There was $21,044,000 in troubled debt restructurings at March 31, 2011.  The following table provides further information regarding our troubled debt restructurings during the periods ended September 30, 2011:

	Three Months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential	1	$554,488	$566,000
Commercial - real estate	3	1,350,107	$1,360,931
Construction	-	---	---
Commercial – non real estate	1	15,365	15,365
Consumer – non real estate	-	---	---
Total	5	$1,919,960	$1,942,296

	Six Months Ended September 30, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential	4	$972,015	$983,527
Commercial - real estate	3	1,350,107	$1,360,931
Construction	-	---	---
Commercial – non real estate	1	15,365	15,365
Consumer – non real estate	-	---	---
Total	8	$2,337,487	$2,359,823

The table below shows troubled debt restructurings that subsequently defaulted as of September 30, 2011:

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Residential	-	$	---	-	$	---
Commercial - real estate	-		---	-		---
Construction	-		---	-		---
Commercial – non real estate	-		---	-		---
Consumer – non real estate	1		2,377	2		18,330
Total	1		$2,377	2		$18,300

Nonaccrual and past due loans by class are as follows:

As of September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$302,897	$200,661	$81,937	$585,495	$62,173	$395,059
Commercial Real Estate
Commercial Real estate Land Multifamily	1,851,876	1,720,771	88,944	3,661,591	---	3,861,041
	620,889	---	869,845	1,490,734	---	1,485,082
	1,027,180	---	---	1,027,180	---	83,388
Construction
Residential Commercial	803,479	---	---	803,479	---	---
	---	---	---	---	---	---
Consumer – Non Real Estate
Automobile Other	568,221	111,252	79,468	758,941	5,318	86,654
	21,881	31,719	260,168	313,768	---	260,168
Residential
Single Family	2,695,971	491,061	1,407,027	4,594,059	100,999	4,341,917
Equity Lines and Loans	29,091	394,317	1,344,095	1,767,503	---	1,752,308
Totals	$7,921,485	$2,949,781	$4,131,484	$15,002,750	$168,490	$12,265,617

As of September 30, 2011, the Company had $168,490 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.

As of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Accruing Loans 90 Days or More Past Due		Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$743,540	$609,235	$606,202	$1,958,977	$	---	$606,202
Commercial Real Estate
Commercial Real estate Land Multifamily	239,678	1,754,785	1,236,047	3,230,510		---	1,236,047
	335,602	---	337,747	673,349		---	337,747
	---	---	---	---		---	---
Construction
Residential Commercial	---	---	---	---		---	---
	---	---	---	---		---	---
Consumer – Non Real Estate
Automobile Other	441,153	122,476	74,699	638,328		---	74,699
	16,167	285,055	3,821	305,043		---	3,821
Residential
Single Family	755,029	717,528	3,660,755	5,133,312		---	3,660,755
Equity Lines and Loans	404,394	150,033	256,328	810,755		---	256,328
Totals	$2,935,563	$3,639,112	$6,175,599	$12,750,274	$	---	$6,175,599

Nonaccrual loans are included in Total Past Due.

The Company uses the following rating system for evaluating the risks associated with loans:

Pass	A Pass loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.
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

Credit Quality by class is as follows:

As of September 30, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$39,778,937	$3,640,453	$5,822,895	$68,766	$	---
Commercial Real Estate
Commercial Real estate	97,555,886	16,740,356	10,803,065	---		---
Land	31,687,843	4,304,329	3,051,256	---		---
Multifamily	16,101,273	---	1,027,180	---		---
Construction
Residential	9,449,470	1,549,742	283,125	---		---
Commercial	5,783,813	---	---	---		---
Consumer – Non Real Estate
Automobile	28,325,382	170,955	188,816	---		---
Other	6,661,416	18,629	279,153	---		---
Residential
Single Family	115,648,374	9,874,638	11,693,165	---		---
Equity Lines and Loans	43,210,105	1,327,847	2,364,817	---		---
Totals	$394,202,499	$37,626,949	$35,513,472	$68,766	$	---

As of March 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,043,245	$4,858,861	$6,112,424	$71,000	$	---
Commercial Real Estate
Commercial Real estate	101,373,538	17,705,767	7,806,399	---		---
Land	31,858,946	4,424,158	1,946,165	---		---
Multifamily	15,676,683	---	1,030,667	---		---
Construction
Residential	13,329,026	855,077	332,000	---		---
Commercial	6,133,841	---	---	---		---
Consumer – Non Real Estate
Automobile	30,824,809	226,026	235,550	---		---
Other	7,012,773	29,057	392,967	---		---
Residential
Single Family	121,410,759	12,964,909	13,822,691	---		---
Equity Lines and Loans	43,823,032	2,382,852	724,553	---		---
Totals	$409,486,652	$43,446,707	$32,403,416	$71,000	$	---

NOTE 11. REAL ESTATE OWNED

At September 30, 2011 and March 31, 2011, OREO was $10,730,874 and $10,263,488, respectively. OREO is primarily comprised of residential single family properties, residential lots and commercial real estate.  Changes in the balance for OREO are as follows:

	September 30, 2011	March 31, 2011

Balance at the beginning of period, gross	$11,609,766	$4,022,853
Transfers from loans	5,917,249	14,457,276
Capitalized costs	171,348	304,179
Sales proceeds	(4,760,517)	(5,677,509)
Gain (loss) on disposition	(220,716)	(1,497,033)
Balance at the end of period, gross	12,717,130	11,609,766
Less valuation allowance	(1,986,256)	(1,346,278)
Balance at the end of period, net	$10,730,874	$10,263,488

Changes in the allowance for OREO are as follows:

Balance at the beginning of the period	$1,346,278	$ 992,284
Provision for losses	1,392,112	1,402,359
Charge-offs, net	(752,134)	(1,048,365)
Balance at the end of period	$1,986,256	$1,346,278

Expenses applicable to REO, other than the valuation allowance, were $480,947 and $341,503 for the six months ended September 30, 2011 and 2010, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS.

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

Net income (loss) for the quarter ended September 30, 2011 increased $1.2 million to $709,000 compared to $(525,000) for the quarter ended September 30, 2010.  Net income for the quarter increased primarily due to a provision for loan loss decrease of $1.6 million, or 58.9%, and an increase of $421,000, or 7.9% in net interest income resulting primarily from a decrease in interest expense.  The decreased provision for the period was primarily related to lower charge-offs and management’s analysis of the Bank’s loan portfolio.

Net interest income for the quarter ended September 30, 2011 increased $421,000, or 7.9%, to $5.7 million compared to the quarter ended September 30, 2010. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The primary factor contributing to the increase in net interest income for the quarter ended September 30, 2011 was lower rates paid on interest-bearing liabilities.

Management will continue to monitor asset growth to manage the level of regulatory capital and liquidity requirements. We continue to monitor the impact changing interest rates may have on both the growth in interest-earning assets and our interest rate spread. The Bank has approximately $348.6 million in adjustable rate loans, or 76.5% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities. Deposits were down approximately $9.8 million, or 2.6%, at September 30, 2011 from March 31, 2011, due to decreases in time deposits, partially offset by increases in interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the September 30, 2011 quarter. During the September 30, 2011 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $17.8 million from March 31, 2011 to September 30, 2011.  This decrease was primarily in residential real estate loans, construction loans and consumer loans.  We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas and existing commercial real estate activity continues to be weak.  At September 30, 2011, our assets totaled $516.8 million, including net loans receivable of $460.5 million, compared to total assets of $530.1 million, including net loans receivable of $478.3 million, at March 31, 2011.  Commercial real estate loans were $181.3 million or 38.8%, residential real estate loans were $184.1 million or 39.4%, construction loans totaled $17.1 million or 3.7%, and commercial business loans were $49.3 million or 10.5% of our total loan portfolio at September 30, 2011 compared to commercial real estate loans of $181.8 million or 37.5%, residential real estate loans of $195.1 million or 40.1%, construction loans of $20.7 million or 4.3%, and commercial business loans of $49.1 million or 10.1% at March 31, 2011.

At September 30, 2011, non-performing assets totaled $23.3 million or 4.51% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Our allowance for loan losses to non-performing loans was 62.0% and to total loans was 1.62% at September 30, 2011 compared to 69.8% and 1.67%, respectively at March 31, 2011.  The increase in nonperforming assets consisted of a $6.1 million increase in nonaccrual loans and $641,000 in real estate owned and repossessed assets.  Due primarily to the slow economy, we recognize the possibility of an increase in non-performing assets in the future. Charge-offs of $2.2 million during the six month period consisted primarily of $1.6 million of residential real estate loans, $403,000 of commercial real estate loans, $83,000 of commercial business loans and $124,000 of automobile loans.

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

FINANCIAL CONDITION

The Company's total assets decreased $13.3 million to $516.8 million at September 30, 2011 from $530.1 million at March 31, 2011 due to decreases in loans receivable of $17.8 million, partially offset by increases in cash of $3.0 million, real estate owned of $641,000 and investment securities of $1.2 million. As stated above, the decline in our loan portfolio was primarily in residential real estate loans, construction loans and consumer loans.  We expect our future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have also experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be weak.

Deposits decreased $9.8 million, or 2.6% to $369.3 million at September 30, 2011, from $379.1 million at March 31, 2011.  The decrease was primarily due to a decrease in time deposits of $25.5 million and savings of $436,000, partially offset by increases in non-interest bearing accounts of $3.9 million and money market and interest checking accounts of $12.2 million. The decrease in deposits was related to the decrease in our assets and funding needs. The decrease in deposits was generally achieved by lowering the rates offered on our time deposit products. FHLB advances decreased $4.0 million and other borrowings decreased $765,000 at September 30, 2011 from March 31, 2011.

Stockholders’ equity increased by $941,000 to $50.7 million at September 30, 2011, from $49.8 million at March 31, 2011, due to income for the six months ended September 30, 2011 of $1.3 million, partially offset by cash dividend payments on our preferred stock.

At September 30, 2011, non-performing assets totaled $23.3 million or 4.51% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Non-performing assets at September 30, 2011 were comprised of repossessed assets of $11.0 million and non accrual loans of $12.3 million.  Included in the total non-performing assets at September 30, 2011, was one single family non accrual property totaling $2.2 million and one hotel non accrual property totaling $3.3 million.  At September 30, 2011, our allowance for loan losses to non-performing loans was 62.0% and to total loans was 1.62% compared to 69.8% and 1.67%, respectively at March 31, 2011. Our allowance for loan losses decreased $247,000 at September 30, 2011 compared to March 31, 2011 due to allowances for specific loans and decreased loan balances.  Charged off loans during the September 30, 2011 quarter included loans on which specific reserves had been established at March 31, 2011. Based on current market values of the properties securing our loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. We also had $21.4 million of loans that were classified as Troubled Debt Restructurings (TDRs) at September 30, 2011, of which $2.5 million were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of September 30, 2011, there were also $37.6 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied commercial and residential real estate loans with an average balance of approximately $166,000.  The largest individual loan or lending relationship in this category has a balance of $3.2 million and is secured by a hotel. This loan is of concern due to cash flow issues. There are also seven additional loans with balances greater than $1.0 million. A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months. Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of September 30, 2011, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 3.6% compared to 2.5% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of September 30, 2011, the total amount of borrowing available under the FHLB line of credit was approximately $131.2 million.  At September 30, 2011, principal obligations to the FHLB consisted of $93.0 million in fixed-rate short term borrowings and we had a $4.0 million letter of credit to the Treasurer of Virginia securing public deposits.

At September 30, 2011, we had commitments to purchase or originate $3.8 million of loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $151.3 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At September 30, 2011, we had brokered or internet time deposits of $11.8 million compared to $15.3 million at March 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010.

General.  Net income (loss) for the three months ended September 30, 2011 increased $1.2 million to $709,000 from ($525,000) for the three months ended September 30, 2010. Net interest income increased $421,000, the provision for loan losses decreased $1.6 million, non-interest income decreased $54,000 and non-interest expense decreased $15,000 during the three months ended September 30, 2011 compared to the same period in 2010.  Return on equity for the three months ended September 30, 2011 was 5.63% compared to (4.24)% for the three month period ended September 30, 2010.  Return on assets was .55% for quarter ended September 30, 2011 compared to (.38)% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $173,000, or 2.5% to $6.6 million for the three months ended September 30, 2011, from $6.8 million for the three months ended September 30, 2010, due to a decrease in the volume of our portfolio.  The average yield earned on interest-earning assets was 5.53% for the three months ended September 30, 2011 compared to 5.58% for the three months ended September 30, 2010.

Interest Expense.  Total interest expense decreased $593,000, or 39.7% to $900,000 for the quarter ended September 30, 2011, from $1.5 million for the quarter ended September 30, 2010.  Interest on deposits decreased $418,000 to $861,000 for the quarter ended September 30, 2011 from $1.3 million for the quarter ended September 30, 2010 due to a decrease in the average rate paid and lower average deposit balances.  The average rate paid on deposits was .92% during the three months ended September 30, 2011 compared to 1.31% for the three months ended September 30, 2010.  The decrease in the average rate paid on deposits was due primarily to market interest rate changes as well as a change in our deposit mix to more low cost transaction account deposits and fewer higher cost certificate accounts.  Interest expense on borrowed money decreased $175,000 to $39,000 for the quarter ended September 30, 2011 compared to $214,000 for the quarter ended September 30, 2010.  A decrease in the average rate paid on borrowings from 0.81% for the September 30, 2010 quarter to 0.16% for the September 30, 2011 quarter and a decrease in the average balance of borrowings from $104.5 million to $96.6 million accounted for the decrease. The average rate paid on all interest-bearing liabilities was 0.77% during the three months ended September 30, 2011 compared to 1.21% for the three months ended September 30, 2010.

Provision for Loan Losses.  The provision for loan losses decreased $1.6 million, or 58.9%, to $1.1 million for the three months ended September 30, 2011, from $2.7 million for the three months ended September 30, 2010, primarily as a result of the decreased level of charge-offs during the period.

Noninterest Income.  Noninterest income decreased $54,000, or 5.0%, to $1.0 million for the three months ended September 30, 2011, from $1.1 million for the three months ended September 30, 2010.  Service charges, fees and commissions decreased $108,000, or 10.9%, due to a decrease in service charge and fees on loan accounts and secondary mortgage market fee income.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.  Other noninterest income increased $54,000, or 56.4%, to $148,000 for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to increases in rental income from OREO properties that were not present in the 2010 period.

Noninterest Expense.  Noninterest expense decreased $15,000, or .03%, to $4.5 million for the three months ended September 30, 2011 compared to $8.6 million for the same period last year. The decrease in noninterest expense for the current period resulted primarily from a $104,000, or 59.6% decrease in FDIC insurance premiums and a $64,000, or 49.3% decrease in professional expenses partially offset by a $104,000 or 5.7% increase in compensation related expenses due to cost of living increases in the current fiscal year.

Taxes.  Taxes (benefit) increased $753,000 to $400,000 for the three months ended September 30, 2011, from ($353,000) for the three months ended September 30, 2010.  The effective tax rate for the September 30, 2011 quarter was 36.1%.

Six Months Ended September 30, 2011 and 2010.

General.  Net income for the six months ended September 30, 2011 increased $795,000 to $1.3 million from $462,000 for the six months ended September 30, 2010.  Net income for the six months increased due primarily to an increase in net interest income and decrease in the provision for loan losses and was partially offset by an increase in other noninterest expenses.  Return on equity for the six months ended September 30, 2011 was 4.94% compared to 1.84% for the six month period ended September 30, 2010. Return on assets was .48% for six months ended September 30, 2011 compared to .17% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased $559,000, or 4.0%, to $13.5 million for the six months ended September 30, 2011, from $14.1 million for the six months ended September 30, 2010 due to a decrease in average loan balances. The yield on loans and securities increased from 5.52% to 5.61% for the same periods.

Interest Expense.  Total interest expense decreased $1.2 million, or 38.9%, to $1.9 million for the six months ended September 30, 2011, from $3.1 million for the six months ended September 30, 2010. Interest on deposits decreased to $864,000 for the six months ended September 30, 2011, from $2.7 million for the same period last year due to a decrease in the average rate paid on deposit balances and decrease in average deposit balances. The rate paid on deposits decreased from 1.37% for the six months ended September 30, 2010 to .98% for the same period in the current fiscal year. The decrease in the average rate paid on deposits was due primarily to market changes. Interest expense on borrowed money decreased to $347,000 for the six months ended September 30, 2011 from $431,000 for the six months ended September 30, 2010 due to a decrease in the average rate on borrowing balances and a decrease in the average outstanding balance on borrowings. The average balance on borrowings decreased from $102.5 million for the six months ended September 30, 2010 to $96.4 million for the six months ended September 30, 2011.  The average rate paid on borrowings decreased from .84% for the six months ended September 30, 2010 to .17% for the six month period ended September 30, 2011.

Provision for Loan Losses.  The provision for loan losses decreased $1.9 million, or 51.5%, to $1.8 million for the six months ended September 30, 2011 from $3.7 million for the six months ended September 30, 2010, primarily as a result of the decreased level of charge-offs during the period.  Charge-offs totaled $2.2 million during the six month period ended September 30, 2011, compared to $4.3 million during the same period in 2010, were related to residential real estate loans, commercial business loans, commercial real estate loans and repossessed vehicles.

Noninterest Income.  Noninterest income decreased $63,000, or 3.0%, to $2.0 million for the six months ended September 30, 2011, from $2.1 million for the six months ended September 30, 2011 due to a decrease in service charge and fees on loan accounts, a decrease in service charges and fees on transactional accounts and a decrease in secondary mortgage market fee income.  Other noninterest income increased $74,000, or 39.7%, to $261,000 for the six months ended September 30, 2011 compared to the same period in 2010, primarily due to increases in rental income that were not present in the 2010 period.

Noninterest Expenses.  Noninterest expenses increased $1.3 million, or 14.6%, for the six months ended September 30, 2011, compared to the same period last year.  The increase in noninterest expense resulted primarily from a $1.3 million, or 130.0% increase in real estate owned and collection costs, $299,000, or 6.6% increase in compensation partially offset by a $147,000 decrease in professional fees and a $156,000 decrease in FDIC insurance premiums.  The increase in real estate owned and collections increased was related to holding and disposition costs and additional provisions on real estate owned properties.  The increase in compensation related expenses are generally merit increases.

Taxes.  Taxes increased to $704,000 for the six months ended September 30, 2011, from $220,000 for the six months ended September 30, 2010. The effective tax rate increased to 35.9% for the September 30, 2011 period from 32.2% for the same period ended September 30, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the timely development of and acceptance of new products and services of Community Bank, and the
•	perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: November 14, 2011	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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