Form 10-Q
period 2011-12-31
COMMUNITY FINANCIAL CORP /VA/
filed 2012-02-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    December 31, 2011.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ⊠
(do not check if a small
reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ⊠

    Number of shares of common stock, par value $.01 per share, outstanding at the close of business on February 14, 2012:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $3,685,383 and $4,118,603)	$7,418,844	$7,897,955
Securities
Held to maturity	8,447,000	2,198,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	5,206,300	5,561,300
Loans receivable, net of allowance for loan losses of $9,685,340 and $7,845,950	449,891,359	478,292,834
Real estate owned and repossessed assets, net of valuation allowance of $2,062,730 and $1,378,585	13,016,731	10,383,549
Property and equipment, net	8,527,827	8,769,146
Accrued interest receivable
Loans	1,887,393	2,024,571
Investments	25,543	12,068
Prepaid expenses and other assets	15,044,129	14,901,933
Total Assets	$509,503,773	$530,080,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$363,045,450	$379,044,783
Borrowings	93,000,000	97,000,000
Securities sold under agreement to repurchase	---	1,444,961
Advance payments by borrowers for taxes and insurance	160,865	212,425
Other liabilities	3,275,125	2,617,440

Total Liabilities	459,481,440	480,319,609

Stockholders’ Equity

Preferred stock $.01 par value, authorized 3,000,000 shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(237,224)	(327,701)
Additional paid in capital	5,599,052	5,599,052
Retained earnings	32,200,371	32,028,909
Accumulated other comprehensive (loss)	(829,636)	(829,636)
Total Stockholders’ Equity	50,022,333	49,760,394

Total Liabilities and Stockholders’ Equity	$509,503,773	$530,080,003

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

INTEREST INCOME
Loans	$6,392,944	$6,664,906	$19,774,587	$20,620,810
Investment securities	35,459	8,158	66,033	29,685
Other	49,783	46,163	169,365	159,485
Total interest income	6,478,186	6,719,227	20,009,985	20,809,980

INTEREST EXPENSE
Deposits	762,365	1,192,466	2,578,066	3,872,066
Borrowed money	39,711	206,877	123,457	637,648
Total interest expense	802,076	1,399,343	2,701,523	4,509,714

NET INTEREST INCOME	5,676,110	5,319,884	17,308,462	16,300,266

PROVISION FOR LOAN LOSSES	3,046,880	1,776,054	4,876,154	5,547,897

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,629,230	3,543,830	12,432,308	10,752,369

NONINTEREST INCOME
Service charges, fees and commissions	844,085	1,001,354	2,588,275	2,882,162
Other	90,114	95,882	288,406	267,434
Total noninterest income	934,199	1,097,236	2,876,681	3,149,596

NONINTEREST EXPENSE
Compensation & benefits	2,371,197	2,391,196	7,184,608	6,906,343
Occupancy	417,196	385,931	1,236,617	1,188,246
Data processing	395,683	330,746	1,281,735	1,127,144
Federal insurance premium	113,857	159,735	303,621	505,231
Advertising	142,979	117,373	341,687	371,421
Real estate owned and collection	582,473	782,412	2,784,669	1,752,288
Other	415,257	421,613	1,090,391	1,317,088
Total noninterest expense	4,438,642	4,589,006	14,223,328	13,167,761

INCOME (LOSS) BEFORE TAXES	(875,213)	52,060	1,085,661	734,204

INCOME TAX EXPENSE (BENEFIT)	(354,088)	24,665	349,609	244,332

NET INCOME (LOSS)	$(521,125)	$27,395	$736,052	$489,872

Effective Dividend on Preferred Stock	188,197	188,197	564,590	564,590
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(709,322)	$(160,802)	$171,462	$(74,718)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.16)	$(0.04)	$0.04	$(0.02)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.16)	$(0.04)	$0.04	$(0.02)
DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$736,052	$489,872
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	4,876,154	5,547,897
Losses/impairment on foreclosed assets	2,233,274	---
Depreciation	478,142	469,918
Decrease in net deferred loan fees	(3,400)	(16,500)
Deferred income tax (benefit) expense	(86,725)	1,006,089
(Increase) decrease in other assets	(18,492)	608,198
Increase in other liabilities	606,125	451,090

Net cash provided by operating activities	8,821,130	8,556,564

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	6,500,000	2,500,000
Purchase of held to maturity securities	(12,749,000)	(2,500,000)
Proceeds from sale of available for sale securities	---	34,488
Net decrease in loans	13,266,257	7,100,948
Purchases of property and equipment	(220,288)	(307,424)
Redemption of FHLB stock	355,000	622,300
Improvement to real estate owned	(181,866)	---
Proceeds from sale of real estate owned	5,648,063	2,666,393
Net cash provided by investing activities	12,618,166	10,116,705

FINANCING ACTIVITIES
Dividends paid	(474,113)	(474,113)
Net (decrease) in deposits	(15,999,333)	(12,290,994)
(Repayment of) proceeds from advances and other borrowed money	(5,444,961)	(7,747,732)

Net cash (used in) financing activities	(21,918,407)	(20,512,839)

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	(479,111)	(696,556)
CASH AND CASH EQUIVALENTS – beginning of period	7,897,955	5,374,665

CASH AND CASH EQUIVALENTS – end of period	$7,418,844	$4,678,109

Supplemental Schedule of Non-Cash Investing and Financing Activities
Transfers from loans to real estate acquired through foreclosure	$8,769,084	$ ---

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

The Company made application to the Treasury Department to participate in the TARP program and received an investment by the Treasury Department of $12,643,000 in the form of preferred stock during the year ended March 31, 2009.  The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform Act. The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System (Federal Reserve).

NOTE 2. - STOCK-BASED COMPENSATION PLAN

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

There were no stock options granted and no stock-based compensation expense was recognized during the three and nine month periods ended December 31, 2011.

The following summarizes the stock option activity for the nine months ended December 31, 2011:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2011	255,900	$9.06
Granted	---	---
Exercised	---	---
Forfeited	---	---
Options outstanding December 31, 2011	255,900	9.06	3.2
Options exercisable, December 31, 2011	255,900	$9.06	3.2	$---

There were no options exercised during the nine months ended December 31, 2011.

NOTE 3. - EARNINGS PER SHARE

Basic earnings (loss) per common share is based on net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share shows the dilutive effect of additional common shares issuable under stock option plans and warrants. Diluted earnings per common share is computed by dividing net income available to common stockholders  by the weighted average number of common shares and common share equivalents outstanding. Basic and diluted earnings per common share are computed in the following table.

	For the Three Months Ended

	December 31, 2011			December 31, 2010

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic (loss) per common share:

(Loss) available to common stockholders	$(709,322)	4,361,658	$(0.16)	$(160,802)	4,361,658	$(0.04)
Diluted (loss) per common share:
Effect of Dilutive Securities

Options and Warrants	---	---		---	---

(Loss) available to common stockholders	$(709,322)	4,361,658	$(0.16)	$(160,802)	4,361,658	$(0.04)

During the quarter ended December 31, 2011, 255,900 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended December 31, 2010, 296,700 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Nine Months Ended

	December 31, 2011			December 31, 2010

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share:

Income (loss) available to common stockholders	$171,462	4,361,658	$0.04	$(74,718)	4,361,658	$(0.02)
Diluted earnings (loss) per share:
Effect of Dilutive Securities

Options and Warrants	---	21,301		---	---

Income (loss) available to common stockholders	$171,462	4,382,959	$0.04	$(74,718)	4,361,658	$(0.02)

NOTE 4. - STOCKHOLDERS' EQUITY

The following table presents the Bank's regulatory capital levels at December 31, 2011:

	Well Capitalized Amount Required	Well Capitalized Percent Required	Actual Amount	Actual Percent	Excess Amount

Tangible Capital	$25,575,000	5.00%	$49,633,000	9.70%	$24,058,000
Core Capital	30,690,000	6.00	49,633,000	9.70	18,943,000
Risk-based Capital	42,892,000	10.00	55,018,000	12.83	12,126,000

The Company’s primary source of funds for the payment of dividends to its stockholders is dividends from the Bank. Capital distributions by OCC-regulated savings banks, such as the Bank, are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers.  The Capital Distribution Regulation permits a savings bank to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over the same period. Any distributions in excess of that amount require prior OCC approval. The Capital Distribution Regulation requires that savings banks in holding company structures provide the applicable OCC Regional Director with a 30-day advance written notice of all proposed capital distributions whether or not advance approval is required by the regulation. The OCC may object to capital distributions if the bank is not meeting its regulatory capital requirements, the distribution raises safety and soundness concerns or is otherwise in violation of law. Issuance of preferred stock under the TARP Capital Purchase Plan restricted the Company from paying dividends to stockholders without approval from the OCC and U.S Treasury. This restriction expired on December 31, 2011.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the nine months ended December 31, 2011 and 2010 was $2,721,069 and $4,509,192, respectively. Total income taxes paid for the nine months ended December 31, 2011 and 2010 was $827,494 and $0.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the nine-month periods ended December 31, 2011 and 2010, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	December 31,

	2011	2010

Service cost	$84,662	$76,565
Interest cost	68,629	59,549
Expected return on plan assets	(70,980)	(61,538)
Recognized net actuarial loss	14,153	4,941

	$96,464	$79,517

	Nine Months Ended
	December 31,

	2011	2010

Service cost	$253,986	$229,695
Interest cost	205,887	178,647
Expected return on plan assets	(212,940)	(184,614)
Recognized net actuarial loss	42,459	14,823

	$289,392	$238,551

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

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and
agency obligations	$8,000,000	$25,995	$-	$8,025,995

Other	447,000	-	-	447,000
	8,447,000		-	8,472,995
Available for Sale

Equity securities	38,647	-	-	38,647

	$8,485,647	$25,995	$-	$8,511,642

March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Held to Maturity

United States government and
agency obligations	$2,000,000	-	$33,680	$1,966,320

Other	198,000	-	-	198,000
	2,198,000	-	33,680	2,164,320
Available for Sale

Equity securities	38,647	-	-	38,647

	$2,236,647	-	$33,680	$2,202,967

United States government and agency obligations.  The unrealized gain or loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases or decreases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.  No securities were in a loss position at December 31, 2011.

The Company's investment in FHLB stock totaled $5,206,300 at December 31, 2011.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We do not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
December 31, 2011
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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
December 31, 2011
Impaired loans net of valuation allowance	$4,287,576	$--	$1,136,812	$3,150,764

March 31, 2011
Impaired loans net of
Valuation allowance	$4,198,191	$--	$4,160,712	$37,479

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value. Real estate appraisals used to determine fair value for impaired loans secured by real estate as of December 31, 2011 had been obtained on Level 2 loans within the last twelve months and Level 3 loans within the last nineteen months. With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred. The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value. The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision. Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral. Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis. Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

The following table summarizes the Company’s nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

	Carrying Value
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
December 31, 2011
Real estate owned	$13,016,731	$--	$11,727,992	$1,288,739

March 31, 2011
Real estate owned
Valuation allowance	$10,383,549	$--	$8,988,875	$1,394,674

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

Securities

Fair values for securities, excluding Federal Home Loan Bank (“FHLB”) stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and is therefore not included in the following table.  The Company’s investment in Federal Home loan Bank stock totaled $5.2 million at December 31, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2011 and March 31, 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows

	December 31, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$7,419	$7,419	$7,898	$7,898
Securities	8,486	8,512	2,237	2,203
Loans, net	449,891	461,914	478,293	490,657
Accrued interest receivable	1,913	1,913	2,037	2,037
Financial liabilities
Deposits	363,045	$363,621	$379,045	$382,055
Borrowings	93,000	92,987	97,000	96,998
Securities sold under agreements to repurchase	---	---	1,445	1,445
Accrued interest payable	31	31	50	50

Note 10. - Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31, 2011	March 31, 2011

Residential	$183,296,103	$195,128,796
Commercial - real estate	175,655,420	181,822,323
Construction	17,365,952	20,649,944
Commercial – non real estate	47,935,166	49,085,530
Consumer – non real estate	34,651,144	38,721,182
	458,903,785	485,407,775
Less:
Deferred loan (costs), net	(672,914)	(731,009)
Allowance for loan losses	9,685,340	7,845,950
	9,012,425	7,114,941
	$449,891,359	$478,292,834

Loans serviced for others amounted to approximately $142,625 at December 31, 2011, and $211,616 at March 31, 2011.  The loans are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Nine Months Ended December 31, 2011	Year Ended March 31, 2011

Balance at beginning of period	$7,845,950	$8,052,875
Provision for loan loss	4,876,154	8,170,534
Loans charged-off	(3,165,788)	(8,721,350)
Recoveries of loans previously charged off	129,024	343,891
Balance at end of period	$9,685,340	$7,845,950

During the quarter ended December 31, 2011 the Bank instituted an enhanced approach to assessing the qualitative factors related to the calculation of general reserves to recognize the increased levels of non-performing assets and current economic conditions.

The allowance for loan losses allocated by segment is as follows:

Nine Months Ended December 31, 2011
	Commercial – Non Real Estate	Commercial – Real Estate	Construction		Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950
Provision	1,346,424	(22,981)		(184,708)	312,445	3,424,974	4,876,154
Charged off	(125,979)	(565,307)		---	(137,698)	(2,336,804)	(3,165,788)
Recoveries	2,900	5,043		---	93,512	27,569	129,024
Ending Balance	$1,322,753	$1,639,845		$364,685	$621,207	$5,736,850	$9,685,340
Individually evaluated for impairment	$578,191	$238,371	$	---	$94,170	$1,192,990	$2,103,722
Collectively evaluated for impairment	744,562	1,401,474		364,685	527,037	4,543,860	7,581,618

Loans:
Individually evaluated for impairment	$1,713,353	$13,005,872		$966,195	$343,754	$11,883,521	$27,912,695
Collectively evaluated for impairment	46,221,813	162,649,548		16,399,757	34,307,390	171,412,582	430,991,090
Ending Balance:	$47,935,166	$175,655,420		$17,365,952	$34,651,144	$183,296,103	$458,903,785

The allowance for loan losses allocated by segment is as follows:

Year Ended March 31, 2011
	Commercial – Non Real Estate	Commercial – Real Estate	Construction		Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$68,695	$257,770	$	---	$16,541	$1,707,734	$2,050,740
Collectively evaluated for impairment	30,713	1,965,320		549,393	336,407	2,913,377	5,795,210
Ending Balance:	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950

Loans:
Individually evaluated for impairment	$4,015,871	$14,454,363		$321,114	$255,650	$16,139,000	$35,185,998
Collectively evaluated for impairment	45,069,659	167,367,960		20,328,830	38,465,532	178,989,796	450,221,777
Ending Balance:	$49,085,530	$181,822,323		$20,649,944	$38,721,182	$195,128,796	$485,407,775

Changes in the collectively evaluated for impairment loan categories for the March 31, 2011 and December 31, 2011 periods are related primarily to the Bank’s charge-off experience for the respective prior twelve month periods. There has not been a change in the Bank’s methodology in determining the allowance for loan losses.

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

Regarding the fair value disclosures specifically included in the December 31, 2011 and March 31, 2011 disclosures, all impaired loans were included in Levels 2 or 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Impaired loans by class are as follows:

Nine Months Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$547,280	$547,280	$	---	$1,437,457		$18,127
Commercial Real Estate
Commercial Real Estate	10,214,192	10,214,192		---	10,701,868		441,885
Land	988,205	988,205		---	1,233,434		7,635
Multifamily	943,791	943,791		---	967,517		42,471
Construction
Residential	966,195	966,195		---	482,384		16,719
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	67,627	67,627		---	166,445		---
Other	18,726	18,726		---	147,465		---
Residential
Single Family	6,915,739	6,915,739		---	7,949,333		245,578
Equity Lines and Loans	859,642	859,642		---	870,906		3,956

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$1,166,073	$1,166,073		$578,191	$458,073	$	---
Commercial Real Estate
Commercial Real Estate	532,500	532,500		87,500	1,167,901		---
Land	244,966	244,966		112,966	148,307		---
Multifamily	82,218	82,218		37,905	86,241		---
Construction
Residential	---	---		---	---		---
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	---	---		---	3,390		---
Other	257,401	257,401		94,170	71,494		---
Residential
Single Family	3,544,186	3,544,186		909,987	4,245,853		---
Equity Lines and Loans	563,954	563,954		283,003	494,441		---
Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,713,353	$1,713,353		$578,191	$1,895,530		$18,127
Commercial Real Estate
Commercial Real Estate	10,746,692	10,746,692		87,500	11,869,769		441,885
Land	1,233,171	1,233,171		112,966	1,381,741		7,635
Multifamily	1,026,009	1,026,009		37,905	1,053,758		42,471
Construction
Residential	966,195	966,195		---	482,384		16,719
Commercial	---	---		---	---		---
Consumer – Non Real Estate
Automobile	67,627	67,627		---	169,835		---
Other	276,127	276,127		94,170	218,959		---
Residential
Single Family	10,459,925	10,459,925		909,987	12,195,186		245,578
Equity Lines and Loans	1,423,596	1,423,596		283,003	1,365,347		3,956

Impaired loans by class are as follows:

Year Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$3,909,295	$3,909,295	$	---	$1,814,361	$185,434
Commercial Real Estate
Commercial Real Estate	12,330,888	12,330,888		---	7,014,822	733,552
Land	590,914	590,914		---	695,445	10,198
Multifamily	943,791	943,791		---	306,226	60,898
Construction
Residential	321,114	321,114		---	323,182	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	211,494	211,494		---	190,448	14,623
Other	27,615	27,615		---	39,692	1,573
Residential
Single Family	10,443,463	10,443,463		---	6,085,676	526,808
Equity Lines and Loans	158,493	158,493		---	247,320	5,769

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$106,576	$106,576		$68,695	$1,855,492	$7,128
Commercial Real Estate
Commercial Real Estate	493,867	493,867		207,867	1,271,307	---
Land	---	---		---	1,713,795	---
Multifamily	94,903	94,903		49,903	47,452	4,271
Construction
Residential	---	---		---	658,538	---
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	13,561	13,561		13,561	3,390	---
Other	2,980	2,980		2,980	1,490	---
Residential
Single Family	5,392,344	5,392,344		1,563,034	3,504,700	168,012
Equity Lines and Loans	144,700	144,700		144,700	219,714	2,080
Total:
Commercial – Non Real Estate
Commercial & Industrial	$4,015,871	$4,015,871		$68,695	$3,669,853	$192,562
Commercial Real Estate
Commercial Real Estate	12,824,755	12,824,755		207,867	8,286,129	733,552
Land	590,914	590,914		---	2,409,240	10,198
Multifamily	1,038,694	1,038,694		49,903	353,678	65,169
Construction
Residential	321,114	321,114		---	981,720	16,056
Commercial	---	---		---	---	---
Consumer – Non Real Estate
Automobile	225,055	225,055		13,561	193,838	14,623
Other	30,595	30,595		2,980	41,182	1,573
Residential
Single Family	15,835,807	15,835,807		1,563,034	9,590,376	694,820
Equity Lines and Loans	303,193	303,193		144,700	467,034	7,849

No additional funds are committed to be advanced in connection with impaired loans.  As of December 31, 2011, the Company had $557,500 of loans 90 days past due and still accruing interest.

If interest on nonaccrual loans had been accrued, such income would have approximated $177,974 for the nine months ended December 31, 2011 and $324,689 for the year ended March 31, 2011.

For the nine months ended December 31, 2011, loans modified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $21,214,000.  At December 31, 2011, $20,600,000 of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There was $21,044,000 in troubled debt restructurings at March 31, 2011.  The following table provides further information regarding our troubled debt restructurings during the periods ended December 31, 2011:

	Three Months Ended December 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential	-	$ ---	$ ---
Commercial - real estate	1	70,221	70,221
Construction	1	124,727	124,727
Commercial – non real estate	1	128,772	128,772
Consumer – non real estate	-	---	---
Total	3	$323,720	$323,720

	Nine Months Ended December 31, 2011
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential	4	$972,015	$983,527
Commercial - real estate	4	1,420,328	1,431,152
Construction	1	124,727	124,727
Commercial – non real estate	2	144,137	144,137
Consumer – non real estate	-	---	---
Total	11	$2,661,207	$2,683,543

The table below shows troubled debt restructurings that subsequently defaulted within twelve months of modification as of December 31, 2011:

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Residential	-	$	---	-	$	---
Commercial - real estate	-		---	-		---
Construction	-		---	-		---
Commercial – non real estate	-		---	-		---
Consumer – non real estate	2		7,990	4		26,320
Total	2		$7,990	4		$26,320

Nonaccrual and past due loans by class are as follows:

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$1,081,859	$332,752	$37,340	$1,451,951	$25,000	$370,658
Commercial Real Estate
Commercial Real estate	931,009	2,248,623	619,134	3,798,766	532,500	408,713
Land	372,290	22,312	217,233	611,835	---	724,172
Multifamily	943,791	---	82,218	1,026,009	---	82,218
Construction
Residential	632,116	---	520,354	1,152,470	---	520,354
Commercial	---	---	---	---	---	---
Consumer – Non Real Estate
Automobile	742,099	103,279	50,305	895,683	---	67,627
Other	122,150	16,854	251,358	390,362	---	251,358
Residential
Single Family	1,816,080	4,022,911	889,506	6,728,497	---	4,491,448
Equity Lines and Loans	137,574	19,990	865,490	1,023,054	---	891,490
Totals	$6,778,968	$6,766,721	$3,532,938	$17,078,627	$557,500	$7,808,038

As of December 31, 2011, the Company had $557,500 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.

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

Credit Quality by class is as follows:

As of December 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,869,069	$2,923,492	$6,073,839	$68,766	$	---
Commercial Real Estate
Commercial Real estate	97,643,424	13,691,447	9,236,359	---		---
Land	32,512,666	4,355,873	2,229,658	---		---
Multifamily	14,959,984	---	1,026,009	---		---
Construction
Residential	7,491,815	3,408,797	803,479	---		---
Commercial	5,661,861	---	---	---		---
Consumer – Non Real Estate
Automobile	27,279,954	169,596	109,728	---		---
Other	6,518,625	293,141	280,100	---		---
Residential
Single Family	111,856,162	11,636,606	13,122,484	---		---
Equity Lines and Loans	43,451,071	1,726,519	1,503,261	---		---
Totals	$386,244,631	$38,205,471	$34,384,917	$68,766	$	---

As of March 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,043,245	$4,858,861	$6,112,424	$71,000	$	---
Commercial Real Estate
Commercial Real estate	101,373,538	17,705,767	7,806,399	---		---
Land	31,858,946	4,424,158	1,946,165	---		---
Multifamily	15,676,683	---	1,030,667	---		---
Construction
Residential	13,329,026	855,077	332,000	---		---
Commercial	6,133,841	---	---	---		---
Consumer – Non Real Estate
Automobile	30,824,809	226,026	235,550	---		---
Other	7,012,773	29,057	392,967	---		---
Residential
Single Family	121,410,759	12,964,909	13,822,691	---		---
Equity Lines and Loans	43,823,032	2,382,852	724,553	---		---
Totals	$409,486,652	$43,446,707	$32,403,416	$71,000	$	---

Note 11. Real Estate Owned

At December 31, 2011 and March 31, 2011, OREO was $12,664,814 and $10,263,488, respectively. OREO is primarily comprised of residential single family properties, residential construction, residential lots and commercial real estate.  Changes in the balance for OREO are as follows:

	December 31, 2011	March 31, 2011

Balance at the beginning of period, gross	$11,609,766	$4,022,853
Transfers from loans	8,769,084	14,457,276
Capitalized costs	181,866	304,179
Sales proceeds	(5,648,063)	(5,677,509)
(Loss) on disposition	(297,895)	(1,497,033)
Balance at the end of period, gross	14,614,758	11,609,766
Less valuation allowance	(1,949,944)	(1,346,278)
Balance at the end of period, net	$12,664,814	$10,263,488

Changes in the allowance for OREO are as follows:

Balance at the beginning of the period	$1,346,278	$992,284
Provision for losses	1,701,232	1,402,359
Charge-offs, net	(1,097,566)	(1,048,365)
Balance at the end of period	$1,949,944	$1,346,278

Expenses applicable to REO, other than the valuation allowance, were $620,798 and $589,415 for the nine months ended December 31, 2011 and 2010, respectively.

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

Net income (loss) for the quarter ended December 31, 2011 decreased $548,000 to $(521,000) compared to $27,000 for the quarter ended December 31, 2010.  Net income (loss) for the quarter decreased primarily due to a provision for loan loss increase of $1.3 million, or 71.6%, partially offset by an increase of $356,000, or 6.7% in net interest income resulting primarily from a decrease in interest expense. The increased provision for the period was primarily related to higher charge-offs and management’s analysis of the Bank’s loan portfolio and the enhanced methodology.

Net interest income for the quarter ended December 31, 2011 increased $356,000, or 6.7%, to $5.7 million compared to the quarter ended December 31, 2010. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The primary factor contributing to the increase in net interest income for the quarter ended December 31, 2011 was lower rates paid on interest-bearing liabilities.

Management will continue to monitor balance sheet to manage the level of regulatory capital and liquidity requirements. We continue to monitor the impact changing interest rates may have on both our interest-earning assets and our interest rate spread. The Bank has approximately $347.1 million in adjustable rate loans, or 76.8% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits. The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities. Deposits were down approximately $16.0 million, or 4.2%, at December 31, 2011 from March 31, 2011, due to decreases in time deposits, partially offset by increases in interest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing. Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the December 31, 2011 quarter. During the December 31, 2011 quarter, we experienced continuing competition for time deposits. Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $28.4 million from March 31, 2011 to December 31, 2011.  This decrease was primarily in residential real estate loans, commercial real estate loans, construction loans and consumer loans.  We expect any future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas and existing commercial real estate activity continues to be weak.  At December 31, 2011, our assets totaled $509.5 million, including net loans receivable of $449.9 million, compared to total assets of $530.1 million, including net loans receivable of $478.3 million, at March 31, 2011.  Commercial real estate loans were $175.7 million or 38.3%, residential real estate loans were $183.3 million or 40.0%, construction loans totaled $17.4 million or 3.8%, and commercial business loans were $47.9 million or 10.4% of our total loan portfolio at December 31, 2011 compared to commercial real estate loans of $181.8 million or 37.5%, residential real estate loans of $195.1 million or 40.1%, construction loans of $20.7 million or 4.3%, and commercial business loans of $49.1 million or 10.1% at March 31, 2011.

At December 31, 2011, non-performing assets totaled $20.8 million or 4.09% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Our allowance for loan losses to non-performing loans was 124.04% and to total loans was 2.2% at December 31, 2011 compared to 127.04% and 1.6%, respectively, at March 31, 2011 due primarily to increased general allowances.  The increase in nonperforming assets consisted of a $1.6 million increase in nonaccrual loans and $2.6 million in real estate owned and repossessed assets.  Due primarily to the slow economy, we recognize the possibility of an increase in non-performing assets in the future. Charge-offs of $3.2 million during the nine month period consisted primarily of $2.4 million of residential real estate loans, $565,000 of commercial real estate loans, $126,000 of commercial business loans and $138,000 of automobile loans.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  We have experienced declines in real estate values in our market areas. General downward economic trends, reduced availability of commercial credit and continuing high unemployment have negatively impacted the performance of commercial and consumer credit, resulting in additional write-downs. While there have been increases in unemployment and announced layoffs by certain employers in our markets, there has not been a dramatic or widespread increase in unemployment to date.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by other financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies relative to the historical norm, lack of customer confidence, increased market volatility and widespread reduction in general business activity.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses currently inherent in the loan portfolio.  Management's assessment of the adequacy of the allowance is based upon type and volume of the loan portfolio, past loan loss experience, existing and anticipated economic conditions, and other qualitative factors which deserve current recognition in estimating future loan losses.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additions to the allowance are charged to operations.  Subsequent recoveries, if any, are credited to the allowance.  Loans are charged-off partially or wholly at the time management determines collectability is not probable.  Management's assessment of the adequacy of the allowance is subject to evaluation and adjustment by the Company's regulators.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. During the December 31, 2011 quarter the Company evaluated and enhanced the relative value of the qualitative factors used in the determination of the unallocated component of the allowance due to the continuing weak economic conditions and increased level of non-performing assets.

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

FINANCIAL CONDITION

The Company's total assets decreased $20.6 million to $509.5 million at December 31, 2011 from $530.1 million at March 31, 2011 due to decreases in loans receivable of $28.4 million, partially offset by increases in real estate owned of $2.6 million and investment securities of $6.2 million. As stated above, the decline in our loan portfolio was primarily in residential real estate loans, commercial real estate loans, construction loans and consumer loans.  We expect any future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have also experienced reduced construction activity in our market areas while existing commercial real estate activity continues to be weak.

Deposits decreased $16.0 million, or 4.2% to $363.1 million at December 31, 2011, from $379.1 million at March 31, 2011.  The decrease was primarily due to a decrease in time deposits of $30.4 million and savings accounts of $746,000, partially offset by increases in non-interest bearing accounts of $108,000 and money market and interest checking accounts of $15.1 million. The decrease in deposits was related to the decrease in our assets and funding needs. The decrease in deposits was generally achieved by lowering the rates offered on our time deposit products. FHLB advances decreased $4.0 million and other borrowings decreased $1.5 million at December 31, 2011 from March 31, 2011.

Stockholders’ equity increased by $262,000 to $50.0 million at December 31, 2011, from $49.8 million at March 31, 2011, due to income for the nine months ended December 31, 2011 of $736,000, partially offset by cash dividend payments on our preferred stock.

At December 31, 2011, non-performing assets totaled $20.8 million or 4.09% of assets compared to $16.6 million or 3.12% of assets at March 31, 2011. Non-performing assets at December 31, 2011 were comprised of repossessed assets of $13.0 million and non accrual loans of $7.8 million.  Included in the total non-performing assets at December 31, 2011, was one single family nonaccrual property totaling $2.2 million.  At December 31, 2011, our allowance for loan losses to non-performing loans was 124.04% and to total loans was 2.2% compared to 127.04% and 1.6%, respectively at March 31, 2011. Our allowance for loan losses increased $1.8 million at December 31, 2011 compared to March 31, 2011 due to increased unallocated allowances offset by decreased loan balances.  Charged off loans during the December 31, 2011 quarter included loans on which specific reserves had been established at March 31, 2011. Based on current market values of the properties securing our loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. We also had $21.2 million of loans that were classified as Troubled Debt Restructurings (TDRs) at December 31, 2011, of which $2.5 million were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of December 31, 2011, there were also $38.2 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories. These loans are comprised primarily of non-owner occupied commercial and residential real estate loans with an average balance of approximately $159,000.  The largest individual loan or lending relationship in this category has a balance of $3.2 million and is secured by a hotel. This loan is of concern due to cash flow issues. There are also seven additional loans with balances greater than $1.0 million. A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months. Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the Federal Home Loan Bank of Atlanta, amortization and prepayment of loans, and funds provided from operations. Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program. Management believes that the Bank will continue to have adequate liquidity for the foreseeable future. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2011, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 5.1% compared to 2.6% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of December 31, 2011, the total amount of borrowing available under the FHLB line of credit was approximately $129.1 million.  At December 31, 2011, principal obligations to the FHLB consisted of $93.0 million in fixed-rate short term borrowings and we had a $4.0 million letter of credit to the Treasurer of Virginia securing public deposits.

At December 31, 2011, we had commitments to purchase or originate $5.4 million of loans. Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $146.5 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us. Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs. Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At December 31, 2011, we had brokered or internet time deposits of $11.8 million compared to $15.3 million at March 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 and 2010.

General.  Net income (loss) for the three months ended December 31, 2011 decreased $548,000 to $(521,000) from $27,000 for the three months ended December 31, 2010. Net interest income increased $356,000, the provision for loan losses increased $1.3 million, non-interest income decreased $163,000 and non-interest expense decreased $150,000 during the three months ended December 31, 2011 compared to the same period in 2010.  Return on equity for the three months ended December 31, 2011 was (4.14) % compared to .22% for the three month period ended December 31, 2010.  Return on assets was (.41) % for quarter ended December 31, 2011 compared to .02% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $241,000, or 3.6% to $6.5 million for the three months ended December 31, 2011, from $6.7 million for the three months ended December 31, 2010, due to a decrease in the volume of our portfolio.  The average yield earned on interest-earning assets was 5.48% for the three months ended December 31, 2011 compared to 5.41% for the three months ended December 31, 2010.

Interest Expense.  Total interest expense decreased $597,000, or 42.7% to $802,000 for the quarter ended December 31, 2011, from $1.4 million for the quarter ended December 31, 2010.  Interest on deposits decreased $430,000 to $762,000 for the quarter ended December 31, 2011 from $1.2 million for the quarter ended December 31, 2010 due to a decrease in the average rate paid and lower average deposit balances.  The average rate paid on deposits was .83% during the three months ended December 31, 2011 compared to 1.22% for the three months ended December 31, 2010.  The decrease in the average rate paid on deposits was due primarily to market interest rate changes as well as a change in our deposit mix to more low cost transaction account deposits and fewer higher cost certificate accounts.  Interest expense on borrowed money decreased $167,000 to $40,000 for the quarter ended December 31, 2011 compared to $207,000 for the quarter ended December 31, 2010.  A decrease in the average rate paid on borrowings from 0.90% for the December 31, 2010 quarter to 0.17% for the December 31, 2011 quarter offset by a slight increase in the average balance of borrowings from $92.0 million to $93.3 million accounted for the decrease. The average rate paid on all interest-bearing liabilities was 0.70% during the three months ended December 31, 2011 compared to 1.16% for the three months ended December 31, 2010.

Provision for Loan Losses.  The provision for loan losses increased $1.3 million, or 71.6%, to $3.1 million for the three months ended December 31, 2011, from $1.8 million for the three months ended December 31, 2010, primarily as a result of the increased level of charge-offs during the period and management’s analysis of the Bank’s loan portfolio.

Noninterest Income.  Noninterest income decreased $163,000, or 14.9%, to $934,000 for the three months ended December 31, 2011, from $1.1 million for the three months ended December 31, 2010.  Service charges, fees and commissions decreased $157,000, or 15.7%, due to a decrease in service charges and fees on loan accounts, secondary mortgage market fee income and service fees on transactional accounts.  The Bank has established relationships with other institutions where the Bank receives fees in return for completed customer mortgage loan applications for the institution’s approval and funding. We anticipate these relationships will continue to be a source of fee and service charge income for the Bank.  Other noninterest income decreased $6,000, or 6.0%, to $90,000 for the three months ended December 31, 2011 compared to the same period in 2010, primarily due to increases in third party relationship income that were not present in the 2010 period.

Noninterest Expense.  Noninterest expense decreased $150,000, or 3.3%, to $4.4 million for the three months ended December 31, 2011 compared to the same period last year. The decrease in noninterest expense for the current period resulted primarily from a $200,000, or 25.6% decrease in real estate owned and collection expense, partially offset by a $65,000, or 19.6%, increase in data processing expenses in the current fiscal quarter.

Taxes.  Income tax expense (benefit) decreased $379,000 to $(354,000) for the three months ended December 31, 2011, from $25,000 for the three months ended December 31, 2010.  The effective tax rate for the December 31, 2011 quarter was 40.1%.

Nine Months Ended December 31, 2011 and 2010.

General.  Net income for the nine months ended December 31, 2011 increased $246,000, or 50.3%, to $736,000 from $490,000 for the nine months ended December 31, 2010.  Net income for the nine months increased due primarily to an increase in net interest income and decrease in the provision for loan losses and was partially offset by an increase in other noninterest expenses.  Return on equity for the nine months ended December 31, 2011 was 1.92% compared to 1.3% for the nine month period ended December 31, 2010. Return on assets was .19% for nine months ended December 31, 2011 compared to .12% for the same period in the previous fiscal year.
Interest Income.  Total interest income decreased $800,000, or 3.8%, to $20.0 million for the nine months ended December 31, 2011, from $20.8 million for the nine months ended December 31, 2010 due to a decrease in average loan balances. The yield on loans and securities increased from 5.49% to 5.57% for the same periods.

Interest Expense.  Total interest expense decreased $1.8 million, or 40.1%, to $2.7 million for the nine months ended December 31, 2011, from $4.5 million for the nine months ended December 31, 2010. Interest on deposits decreased $1.3 million to $2.6 million for the nine months ended December 31, 2011, from $3.9 million for the same period last year due to a decrease in the average rate paid on deposit balances and a decrease in average deposit balances. The rate paid on deposits decreased from 1.33% for the nine months ended December 31, 2010 to .93% for the same period in the current fiscal year.  The decrease in the average rate paid on deposits was due primarily to market changes as well as a change in our deposit mix to more low cost transaction account deposits and less higher cost certificate accounts. Interest expense on borrowed money decreased $514,000 to $124,000 for the nine months ended December 31, 2011 from $638,000 for the nine months ended December 31, 2010 primarily due to a decrease in the average rate on borrowing balances and to a lesser extent a decrease in the average outstanding balance on borrowings. The average balance of borrowings decreased from $99.0 million for the nine months ended December 31, 2010 to $95.4 million for the nine months ended December 31, 2011 as our funding needs declined.  The average rate paid on borrowings decreased from .86% for the nine months ended December 31, 2010 to .17% for the nine month period ended December 31, 2011.

Provision for Loan Losses.  The provision for loan losses decreased $672,000, or 12.1%, to $4.9 million for the nine months ended December 31, 2011 from $5.5 million for the nine months ended December 31, 2010, primarily as a result of the decreased level of charge-offs during the period, partially offset by an increase to the provision after management’s analysis of the Bank’s loan portfolio.  Charge-offs totaled $3.2 million during the nine month period ended December 31, 2011, compared to $5.7 million during the same period in 2010, and were related to residential real estate loans, commercial business loans, commercial real estate loans and repossessed vehicles.

Noninterest Income.  Noninterest income decreased $273,000, or 8.7%, to $2.9 million for the nine months ended December 31, 2011, from $3.2 million for the nine months ended December 31, 2010 due to a decrease in service charges and fees on loan accounts, a decrease in service charges and fees on transactional accounts and a decrease in secondary mortgage market fee income.  Other noninterest income increased $21,000, or 7.8%, to $288,000 for the nine months ended December 31, 2011 compared to the same period in 2010, primarily due to increases in third party relationship income that were not present in the 2010 period.

Noninterest Expenses.  Noninterest expenses increased $1.1 million, or 8.0%, to $14.2 million for the nine months ended December 31, 2011, compared to $13.1 million for the same period last year.  The increase in noninterest expense resulted primarily from a $1.0 million, or 58.9% increase in real estate owned and collection costs and a $278,000, or 4.0% increase in compensation, partially offset by a $202,000 decrease in FDIC insurance premiums.  The increase in real estate owned and collections expense was related to holding and disposition costs and additional provisions on real estate owned properties.  The increase in compensation related expenses are generally merit increases.

Taxes.  Taxes increased to $350,000 for the nine months ended December 31, 2011, from $244,000 for the nine months ended December 31, 2010. The effective tax rate decreased to 32.2% for the December 31, 2011 period from 33.3% for the same period ended December 31, 2010.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of December 31, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of December 31, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY FINANCIAL CORPORATION
Date: February 13, 2012	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
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