Form 10-K
period 2012-03-31
COMMUNITY FINANCIAL CORP /VA/
filed 2012-06-27
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
−−−−−−−−−−−
FORM 10-K
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:   MARCH 31, 2012
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-18265.
−−−−−−−−−−−
COMMUNITY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-1532044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 North Central Avenue, Staunton, Virginia	24401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (540) 886-0796

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant  was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X        No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

As of June 20, 2012, there were issued and outstanding 4,361,658 shares of the Registrant’s common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold as of September 30, 2011, was approximately $11.4 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

•
results of examinations of Community Bank by its primary regulator, the Office of the Comptroller of the Currency, including the possibility that the Office of the Comptroller of the Currency may, among other things, require Community Bank to increase its allowance for loan losses;

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

Community Financial Corporation and Community Bank are subject to comprehensive regulation, examination and supervision by the Office of the Comptroller of the Currency, Department of the Treasury, the Board of Governors of the Federal Reserve System and by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and our deposits are backed by the full faith and credit of the United States Government and are insured to the maximum extent permitted by the Federal Deposit Insurance Corporation. At March 31, 2012, we had $503.9 million in assets, deposits of $372.4 million and stockholders' equity of $50.4 million. Our primary business consists of attracting deposits from the general public and originating real estate loans and other types of investments through our offices located in Staunton, Waynesboro, Stuarts Draft, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach, Virginia.

Like all financial institutions our operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

Dramatic declines in the housing market over the past four years, with decreasing home prices and increasing delinquencies and foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit, and increasing unemployment and under-employment have negatively impacted the credit performance of commercial and consumer credit as well, resulting in additional write-downs for many financial institutions.  Concerns over the stability of the financial markets and the economy also have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased delinquencies and foreclosures, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Some financial institutions have experienced decreased access to deposits or borrowings.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, results of operations and stock price.

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

We do not expect these difficult conditions to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds. We also may be required to pay even higher FDIC premiums, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the FDIC insurance fund and reduce the FDIC’s ratio of reserves to insured deposits.

As previously mentioned, we are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  The laws and regulations governing our business are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of investors.  New laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations also may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Congress passed the Dodd-Frank financial reform legislation.  This legislation will have a significant impact on the regulation and operations of financial institutions and their holding companies.  The legislation will subject Community Financial to regulatory capital requirements.  The legislation also created a new consumer financial protection agency that will issue and enforce consumer protection initiatives governing financial products and services.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

Market Area

Our primary market area includes the counties of Shenandoah, Rockingham, Page, Highland, Augusta, Albemarle, Bath, Rockbridge, Nelson, and the Hampton Roads area in Virginia.  Our headquarters are located in Historic Downtown Staunton, Virginia in Augusta County.  We conduct our business through our headquarters and 10 branch offices located in Staunton (2), Waynesboro, Stuarts Draft, Raphine, Verona, Lexington, Harrisonburg, Buena Vista and Virginia Beach (2), Virginia.

The state’s economy is likely to experience sustained high levels of unemployment throughout 2012 and may not return to pre-recession levels of unemployment until after 2014.

Harrisonburg-Rockingham County has a population of approximately 122,858.  Major employment sectors include educational services, healthcare, manufacturing, trade, government, and construction.  The largest employers headquartered here include James Madison University, Rockingham Memorial Hospital, Pilgrim’s Pride Corp., R.R. Donnelly & Sons Co., and Merck & Co., Inc.

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

Lexington-Buena Vista-Rockbridge County has a population of approximately 35,740.  Major employment sectors include educational services, government, manufacturing, trade, and construction.  The largest employers headquartered here include Lees Carpets, Washington & Lee University, Stonewall Jackson Hospital, Wal-Mart, Inc. and Virginia Military Institute.

The Virginia Beach and Hampton Roads region has a combined population of approximately 1.5 million.  The military and military contractors have a large presence in this region.  Major employment sectors include food service, employment service, agricultural & engineering services, physicians offices (medical), and services to buildings/dwellings. The largest employers headquartered here include Northrop Grumman, Newport News, Sentara Healthcare, Virginia Beach City Public School, Norfolk Naval Shipyard and Riverside Health System.

Lending Activities

General.  We concentrate our lending activities on first mortgage conventional loans secured by residential properties, commercial and multi-family real estate with an emphasis on multi-family housing and, to a lesser extent, construction loans secured by commercial and multi-family real estate and one- to four-family residential properties, and commercial business loans. Additionally, we make consumer loans in order to increase the diversification and decrease the interest rate sensitivity of our loan portfolio, and to increase interest income as these loans typically carry higher interest rates than residential mortgage loans. Beginning in fiscal 2011, we substantially curtailed our construction lending due to the lingering effects of the recession. Substantially all of our loans are originated within our market area.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial and multi-family real estate loan originations are obtained through direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant and any related business interests. If commercial or multi-family real estate is involved, information is also obtained concerning cash flow after debt service. The quality of loans is analyzed based on our experience and on guidelines with respect to credit underwriting as well as the guidelines issued by Freddie Mac and Fannie Mae and other purchasers of loans, depending on the type of loans involved. All real estate is appraised by independent fee appraisers who have been pre-approved by our Board of Directors.

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

 The aggregate amount of loans that the Bank is permitted to make to any one borrower, including related entities, and the aggregate amount that the Bank may invest in any one real estate project, with certain exceptions, is limited to the greater of 15% of our unimpaired capital and surplus or $500,000. At March 31, 2012, the maximum amount which we could have loaned to one borrower and the borrower’s related entities or invested in any one project was approximately $8.4 million. At March 31, 2012, we had only 14 borrowers, or groups of related borrowers, with an aggregate outstanding loan balance in excess of $3.0 million, with the largest being a $6.6 million relationship, consisting of one secured business loan.  At March 31, 2012, we had one relationship in excess of $3.0 million that was not performing in accordance with its payment terms. We also had 28 other borrowers, or groups of related borrowers, with an aggregate outstanding loan balance at March 31, 2012 of between $2.0 million and $3.0 million.  At March 31, 2012, we had four relationships between $2.0 million and $3.0 million not performing in accordance with their payment terms.

Loan Portfolio Composition.  The following table sets forth the composition of our total loan portfolio in dollars and percentages as of the dates indicated.

	March 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
Residential	$135,475	29.64%	$148,199	30.10%	$144,951	27.59%	$140,064	28.17%	$122,605	27.08%
Commercial	170,153	37.21	181,822	36.94	171,805	32.71	154,781	31.14	150,059	33.14
Construction	21,785	4.76	27,453	5.58	63,807	12.14	62,887	12.65	53,891	11.90
Total real estate	327,413	71.61	357,474	72.62	380,563	72.44	357,732	71.96	326,555	72.12
Consumer Loans:
Home equity	46,682	10.20	46,930	9.53	48,061	9.14	41,653	8.37	32,780	7.24
Automobile	27,390	5.99	31,286	6.36	35,533	6.77	37,411	7.53	44,961	9.93
Other	7,193	1.57	7,436	1.51	7,819	1.49	6,906	1.39	6,930	1.53
Total consumer	81,265	17.76	85,652	17.40	91,413	17.40	85,970	17.29	84,671	18.70
Commercial business	48,619	10.63	49,085	9.98	53,402	10.16	53,436	10.75	41,578	9.18
Total loans receivable	457,297	100.00%	492,211	100.00%	525,378	100.00%	497,138	100.00%	452,804	100.00%
Less:
Undisbursed loans in process	3,987		6,803		16,158		15,222		13,599
Deferred (costs) and unearned discounts	(698)		(731)		(959)		(990)		(1,184)
Allowance for losses	8,910		7,846		8,053		5,956		3,215
Total loans receivable, net	$445,098		$478,293		$502,126		$476,950		$437,174

The following table shows the composition of our loan portfolio by fixed and adjustable-rate, at the dates indicated.

	March 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real Estate:
Residential	$16,876	3.69%	$19,252	3.91%	$20,170	3.84%	$29,204	5.87%	$22,146	4.89%
Commercial	31,713	6.93	35,646	7.24	33,447	6.37	31,919	6.42	22,592	4.99
Construction(1)	3,886	0.85	537	0.11	7,473	1.42	3,528	0.71	6,870	1.52
Total real estate loans	52,475	11.47	55,435	11.26	61,090	11.63	64,651	13.00	51,608	11.40
Home equity	2,989	0.65	2,780	0.56	4,222	0.80	5,437	1.09	5,692	1.26
Automobile	27,254	5.96	31,150	6.33	35,460	6.76	37,300	7.51	44,843	9.90
Other	5,392	1.18	6,077	1.23	5,969	1.14	5,718	1.15	5,872	1.30
Total consumer loans	35,635	7.79	40,007	8.12	45,651	8.70	48,455	9.75	56,407	12.46
Commercial business	16,929	3.70	15,044	3.06	17,150	3.26	21,234	4.27	19,912	4.40
Total fixed-rate loans	105,039	22.96	110,486	22.44	123,891	23.59	134,340	27.02	127,927	28.26
Adjustable-Rate loans:
Real Estate:
Residential	118,599	25.95	128,947	26.19	124,781	23.75	110,860	22.30	100,459	22.19
Commercial	138,440	30.28	146,176	29.70	138,358	26.34	122,862	24.72	127,467	28.15
Construction(2)	17,899	3.91	26,916	5.47	56,334	10.72	59,359	11.94	47,021	10.38
Total real estate loans	274,938	60.14	302,039	61.36	319,473	60.81	293,0811	58.96	274,9471	60.72
Home equity	43,693	9.55	44,150	8.97	43,839	8.34	36,216	7.28	27,088	5.98
Automobile	136	0.03	136	0.03	73	0.01	111	0.02	118	0.03
Other	1,801	0.39	1,359	0.28	1,850	0.35	1,188	0.24	1,058	0.23
Total consumer loans	45,630	9.97	45,645	9.28	45,762	8.70	37,515	7.54	28,264	6.24
Commercial Business	31,690	6.93	34,041	6.92	36,252	6.90	32,202	6.48	21,666	4.78
Total adjustable-rate loans	352,258	77.04	381,725	77.56	401,487	76.41	362,798	72.98	324,877	71.74
Total loans receivable	$457,297	100.00%	$492,211	100.00%	$525,378	100.00%	$497,138	100.00%	$452,804	100.00%

_________________
(1)      Includes residential real estate construction loans of $3.4 million, $0, $3.2 million, $1.9 million and $247,000, and commercial real estate construction loans of $537,000, $537,000, $4.3 million, $1.6 million and $6.6 million at March 31, 2012, 2011, 2010, 2009 and 2008 respectively.

(2)      Includes residential real estate construction loans of $8.6 million, $19.3 million, $39.3 million, $45.2 million and $43.3 million, and commercial real estate construction loans of $9.3 million, $7.6 million, $17.0 million, $14.2 million and $3.7 million at March 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Loan Maturity and Repricing.  The following schedule illustrates the contractual maturity of our real estate construction and commercial business loan portfolios as of March 31, 2012, before net items.  Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Construction or Development	Commercial Business	Total
	(Dollars in Thousands)
Due during periods ending March 31,

2013	$21,108	$32,263	$53,371
2014 to 2017	677	15,045	15,722
After 2017	--	1,311	1,311

Totals	$21,785	$48,619	$70,404

The total amount of loans in the above table due after March 31, 2013, which have fixed interest rates is $12.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $5.0 million.

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

In order to manage our exposure to changes in interest rates, in the past we originated only a limited amount of 30-year and 15-year fixed-rate, one-to four-family residential mortgage loans for our portfolio.  For the year ended March 31, 2012, 83.0% of all one-to four-family residential loans we originated had adjustable interest rates. At March 31, 2012, only $16.9 million, or 3.7%, of our total loans receivable, before net items, consisted of fixed-rate residential mortgage loans. During the year ended March 31, 2012, we originated $230,000 of fixed rate residential loans with terms of 15 years or more for our portfolio.

To compete with other lenders in our market area, we make one, three and five year adjustable-rate mortgage (“ARM”) loans at interest rates which, for the initial period, may be below the index rate which would otherwise apply to these loans. Borrowers are qualified, however, at the fully indexed interest rate. Our one- to four-family residential ARM loans primarily have interest rates that adjust annually after the initial fixed period based on a stated interest margin over the yields on one year U.S. Treasury Bills.  Although our one- to four-family ARM loans primarily adjust annually after the initial period, we currently offer residential ARM loans which adjust every three and five years generally in accordance with the rates based on a stated margin over the yields on the applicable U.S. Treasury Bills. At March 31, 2012 we had the following loans that adjust on an annual basis after the initial period: $24.3 million that adjust after three years, $56.1 million after five years, $404,000 after seven years and $4.6 million after ten years. An additional $191,000 of loans adjust every three years.  We do not currently offer residential ARM loans with an initial adjustment period greater than five years. Our ARM loans generally limit interest rate increases to 2% each rate adjustment period and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate.  At March 31, 2012, residential ARM loans totaled $118.6 million, representing 87.5% of our total residential real estate loans and 26.0% of our total loans receivable, before net items. ARM loans generally pose different credit risks than fixed-rate loans primarily because during periods of rising interest rates, the risk of defaults on ARM loans may increase due to the upward adjustment of interest costs to borrowers.

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

Commercial Real Estate and Construction Lending. We have originated and, in the past have purchased, commercial real estate loans and loan participations. We also make commercial and residential real estate construction loans. Our commercial real estate loans are secured by various types of collateral, including raw land, multi-family residential buildings, hotels and motels, convenience stores, commercial and industrial buildings, shopping centers and churches. At March 31, 2012, commercial real estate and construction loans aggregated $191.9 million or 42.0% of our total loans receivable, before net items, with $156.3 million of these loans having adjustable interest rates and $35.6 million having fixed interest rates. Our commercial real estate and construction loans are secured primarily by properties located in our market areas.

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

At March 31, 2012, we had commercial real estate loans totaling $170.2 million, including 61 commercial real estate loans (or multiple loans to one borrower) in excess of $1.0 million with an aggregate balance of  $78.7 million.  The largest loan or lending relationship to a single borrower was for $4.9 million, which consisted of one loan secured by commercial real estate. Loans secured by commercial and industrial buildings decreased from $52.7 million at March 31, 2011 to $50.1 million at March 31, 2012, loans secured by hotels and motels decreased from $21.0 million at March 31, 2011 to

$16.6 million at March 31, 2012, and loans secured by raw land decreased from $44.0 million at March 31, 2011 to $40.2 million at March 31, 2012, accounting for the decrease in our commercial real estate loan portfolio.

The following table presents information as to our commercial real estate and commercial construction lending portfolio as of March 31, 2012, by type of project.

	Number of loans	Principal Balance
	(Dollars in Thousands)
Permanent financing:
Multi-family residential buildings	36	$15,949
Hotel and motel	16	16,604
Commercial and industrial buildings	116	50,115
Raw land	157	40,156
Church	10	3,215
Restaurant	11	3,000
Warehouse	29	12,670
Retail Store	82	23,603
School/Recreational	10	4,841
Commercial construction	19	9,853
Total	486	$180,006

At March 31, 2012, we had 19 commercial construction loans totaling $9.9 million, the largest one having an outstanding balance of $2.9 million.  At that date, all commercial construction loans were performing in accordance with their payment terms. Our commercial construction loans are generally made for a one year term or less, with a requirement that the borrower have a commitment for permanent financing prior to funding the construction loan. Our construction loans generally provide for a fixed rate of interest at or above the prevailing prime rate. Such loans are generally secured by the personal guarantees of the borrowers and by first mortgages on the projects.

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

Loans secured by undeveloped land or improved lots involve greater risks than one- to four- family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Company may be confronted with a property the value of which is insufficient to assure full repayment. Loans on raw land may run the risk of adverse zoning changes, environmental or other restrictions on future use.  At March 31, 2012, we had $3,149,000 of non-performing raw land loans.

We also make construction loans to individuals for the construction of their residences as well as to builders and developers for the construction of non-residential properties, one- to four-family residences and the development of one- to four-family lots in Virginia. These construction loans are generally for a term of 12 months or less with interest only due monthly. Construction loans are generally made with permanent financing to be provided by us, although not required. Construction loans to builders may be made on a basis where a buyer has contracted to buy the house or the construction may be on a speculative basis. Limits are set by us as to the number of each type of construction loan for each builder, whether speculative or pre-sold, dependent on the determination made by us during the underwriting process.  At March 31, 2012, we had $11.9 million or 2.6% of our total loans receivable, before net items, in 62 residential construction loans, the largest of which was $520,000, compared to $21.3 million or 4.3% at March 31, 2011.  Residential construction loans totaled approximately 54.6% of the total construction loan portfolio.  Unfunded commitments on residential construction loans totaled $3.2 million at March 31, 2012.  At March 31, 2012, we had $520,000 of non-performing residential construction loans.

Commercial real estate and construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s sale value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with value which is insufficient to assure full repayment. Because we usually provide loans to a developer for the entire estimated cost of the project, defaults in repayment generally do not occur during the construction period and it is therefore difficult to identify problem loans at an early stage. When loan payments become due, borrowers may experience cash flow from the project which is not adequate to service total debt. This cash flow shortage can result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. We have reduced our non-owner occupied commercial real estate loans from $148.9 million and 270% of risk based capital at March 31, 2011 to $146.5 million and 264% of risk based capital at March 31, 2012.

Consumer Lending. We offer a variety of secured consumer loans, including new and used automobile loans, home equity loans and lines of credit, and deposit account, installment and demand loans.  We also offer unsecured loans.  We originate our consumer loans primarily in our market areas.  At March 31, 2012, our consumer loans totaled $81.3 million or 17.8% of our total loans receivable, before net items. With the exception of $39.1 million of home equity loans and lines of credit at March 31, 2012, our consumer loans primarily have fixed interest rates and generally have terms ranging from 90 days to six years.

The largest component of our consumer loans is home equity loans and lines of credit. At March 31, 2012, our home equity loans and lines of credit totaled $46.7 million and comprised 10.2% of our total loan portfolio, before net items, including $39.1 million of home equity lines of credit.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Home equity lines of credit generally are originated with an adjustable rate of interest, based on the prime rate of interest.  Home equity lines of credit have a 20 year term and amounts may be re-borrowed after payment at any time during the life of the loan.  At March 31, 2012, unfunded commitments on these lines of credit totaled $17.8 million.

 We originate automobile loans on a direct and indirect basis.  Automobile loans totaled $27.4 million at March 31, 2012, or 12.5% of our total loan portfolio, before net items, with $5.2 million in direct loans and $22.2 million in indirect loans.  Our automobile loan portfolio decreased from $31.3 million at March 31, 2011 to $27.4 million at March 31, 2012, or 6.0%.  The decrease in automobile loans is attributable to a slower economic environment and increased competition.  The bulk of our indirect lending comes from relationships with approximately 40 car dealerships under an arrangement providing a premium for the amount over our interest rate to the referring dealer, with approximately half of these loans originated through four dealerships located in our market area.  Indirect lending is highly competitive; however, our ability to provide same day funding makes our product competitive.  Automobile loans may be written for a term of up to six years and have fixed rates of interest.  Loan-to-value ratios are up to 110% of the manufacturer's suggested retail price for new direct auto loans and 125% of the manufacturer's invoice for new indirect auto loans.  For used car loans we use the same loan-to-value ratios based on National Automobile Dealers Association ("NADA") retail value for direct loans and NADA trade-in value for indirect loans.

The automobile loans are generally evenly divided between new and used vehicles. The automobile loans are primarily without recourse to the dealer, but the Bank may require either full or partial recourse to the dealer if the customer’s credit history or the loan to value ratio of the vehicle warrants such recourse.

We follow our internal underwriting guidelines in evaluating direct automobile loans, including credit scoring.  Indirect automobile loans are underwritten by a third party on our behalf, using substantially similar guidelines to our internal guidelines.  However, because these loans are originated through a third party and not directly by us, they present greater risks than other types of lending activities.  At March 31, 2012, we had $82,000 in non-performing automobile loans, which included $61,000 in indirect automobile loans.

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

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as credit card receivables, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance, in amounts determined in accordance with industry standards, at the time the loans are originated. Consumer loan delinquencies often increase over time as the loans age. The level of non-performing assets in our consumer loan portfolio increased from $455,000 at March 31, 2011 to $1.4 million at March 31, 2012 due primarily to additions to repossessed assets and an increase in non-accruing loans. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. At March 31, 2012, our commercial business loans totaled $48.6 million, or 10.6%, of our total loans receivable, before net items. We offer commercial business loans to service existing customers, to consolidate our banking relationships with these customers, and to further our asset/liability management goals.  Our commercial business lending activities encompass loans with a variety of purposes and security, including but not limited to business secured and unsecured lines of credit, business automobiles, equipment and accounts receivable.  We recognize the generally increased credit risk associated with commercial business lending. Our commercial business lending practice emphasizes credit file documentation and analysis of the borrower’s character, management capabilities, capacity to repay the loan, the adequacy of the borrower’s capital and collateral. An analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.

Unlike residential mortgage loans which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be dependent upon the success of the business itself. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets.  However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  At March 31, 2012, $1.2 million of commercial business loans were non-accruing.

Loan Originations

Federal regulations authorize us to make real estate loans anywhere in the United States. At March 31, 2012, substantially all of our real estate loans were secured by real estate located in our market area.

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.

Loans purchased must conform to our underwriting guidelines. We have not purchased any loans during the last seven fiscal years and did not sell any loans during the last fiscal year.  We sold $3.2 million in loans during fiscal year 2011.  Management believes that purchases of loans and loan participations are generally desirable only when local mortgage demand is less than the supply of funds available for local mortgage origination.

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

The following table shows our loan origination and repayment activities for the periods indicated.

	Year Ended March 31,
	2012	2011	2010
Origination by Type:
Adjustable Rate:
Real estate - 1-4 family residential	$20,717	$23,801	$38,657
- commercial	13,078	29,580	31,675
- construction	2,117	7,238	15,733
Non-real estate - consumer	134	354	580
- commercial business	1,890	2,254	6,717
Total adjustable rate	37,936	63,227	93,362
Fixed Rate:
Real estate - 1-4 family residential	4,242	4,469	3,170
- commercial	3,200	6,944	9,711
- construction	2,417	---	3,032
Non-real estate - consumer	13,883	16,683	18,948
- commercial business	7,872	5,753	5,379
Total fixed rate	31,614	33,849	40,240
Sales and Repayments:
Sales…………………………………….	---	3,220	---
Principal repayments	104,464	127,023	105,362
Total reductions	104,464	130,243	105,362
Increase/(Decrease) in other items, net	(1,719)	(9,334)	3,064
Net increase/(decrease)	$(33,195)	$(23,833)	$25,176

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

The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2012. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	Residential Real Estate		Commercial Real Estate, Multi-Family and Land		Construction		Consumer		Commercial Business		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in Thousands)

Loans Delinquent for:
30-59 days	11	$1,622	7	$1,832	2	$283	67	$822	14	$634	101	$5,193
60-89 days	15	3,060	3	964	--	--	14	291	3	502	35	4,817
90 days and over	9	1,272	9	3,596	1	520	15	738	7	366	41	6,492
Total delinquent loans	35	$5,954	19	$6,392	3	$803	96	$1,851	24	$1,502	177	$16,502

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

	March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
Commercial business and consumer	$2,432	$941	$3,998	$2,428	$137
Real estate	9,775	5,235	10,566	5,138	889
Total non-accruing loans	12,207	6,176	14,564	7,566	1,026
Accruing loans 90 days or more past due	2,928	-	-	-	-
Total non-performing loans	15,135	6,176	14,564	7,566	1,026
Real estate acquired through foreclosure	9,438	10,384	3,182	1,400	593
Total non-performing assets	$24,573	$16,560	$17,746	$8,966	$1,619

Total as a percentage of total assets	4.88%	3.12%	3.24%	1.75%	.33%
Allowance for loan losses	$8,910	$7,846	$8,053	$5,956	$3,215
Troubled debt restructurings	$14,980	$20,964	$3,500	$4,217	$2,887

Non-performing assets at March 31, 2012 were comprised primarily of non-accruing loans, real estate owned and repossessed automobiles. Real estate acquired through foreclosure consisted of $910,000 in residential construction, $1.6 million in land, $4.6 million in 1-4 family residences and $2.1 million in commercial real estate.  Based on current market values of the properties securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded. Our largest non-accruing loan relationship at March 31, 2012 totaled $3.1 million and is located in the Virginia Beach, Virginia area secured by a hotel. The next largest non-accruing loan relationship was $2.2 million secured by eight 1-4 family residences.

Nonaccrual loans amounted to $12.2 million at March 31, 2012.  If interest on these loans had been accrued, such income would have approximated $212,000 for the year ended March 31, 2012, none of which is included in interest income.

Troubled debt restructurings amounted to $21.1 million at March 31, 2012, of which $6.1 million is also included in non-performing assets.

Other Loans Of Concern.  In addition to the non-performing assets set forth in the table above, as of March 31, 2012, we had approximately $24.0 million of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  Although management believes that these loans are adequately secured and no material loss is expected, certain circumstances may cause the borrower to be unable to comply with the present loan repayment terms at some future date. These loans have been considered in management's determination of our allowance for loan losses.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at March 31, 2012, we had classified $34.8 million of our assets as substandard, $1.2 million as doubtful and none as loss. The $34.8 million in classified loans is comprised primarily of residential and commercial real estate loans and commercial business loans.  The $1.2 million in doubtful loans is comprised primarily of commercial business loans.

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

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$7,846	$8,053	$5,956	$3,215	$3,078
Provision charged to operations	4,894	6,469	3,108	3,376	250
Charge-offs:
Residential real estate	(2,430)	(1,300)	(120)	(52)	(44)
Commercial real estate	(421)	(713)	(32)	(0)	(3)
Construction	(145)	(2,198)	(367)	(13)	(25)
Home Equity	(677)	(1,130)	(365)	(20)	---
Automobile	(91)	(98)	(140)	(157)	(200)
Other	(84)	(195)	(57)	(213)	(73)
Commercial Business	(164)	(1,386)	(101)	(318)	(40)
Recoveries:
Residential real estate	65	43	1	11	---
Commercial real estate.	5	74	---	---	1
Construction	1	5	23	---	---
Home Equity	1	6	4	---	---
Automobile	80	132	131	115	216
Other	26	13	3	9	10
Commercial Business	4	71	9	3	45
Net charge-offs	(3,830)	(6,676)	(1,011)	(635)	(113)
Balance at end of period	$8,910	$7,846	$8,053	$5,956	$3,215
Ratio of net charge-offs during the period to average loans outstanding during the period	.81%	1.33%	.20%	.14%	.03%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	Real Estate
	Residential	Commercial	Construction	Commercial Business	Home Equity	Automobile/ Other	Total
	(Dollars in Thousands)

March 31, 2012:
Amount of loan loss allowance	$3,665	$2,007	$363	$1,333	$1,044	$498	$8,910
Percent of loans in each category to total loans	29.62%	37.21%	4.76%	10.64%	10.21%	7.56%	100.00%

March 31, 2011:
Amount of loan loss allowance	$3,670	$2,223	$549	$100	$951	$353	$7,846
Percent of loans in each category to total loans	30.10%	36.94%	5.58%	9.98%	9.53%	7.87%	100.00%

March 31, 2010:
Amount of loan loss allowance	$314	$2,079	$997	$3,170	$603	$890	$8,053
Percent of loans in each category to total loans	27.59%	32.71%	12.14%	10.16%	9.14%	8.26%	100.00%

March 31, 2009:
Amount of loan loss allowance	$276	$1,637	$665	$2,196	$224	$958	$5,956
Percent of loans in each category to total loans	28.17%	31.14%	12.65%	10.75%	8.38%	8.91%	100.00%

March 31, 2008:
Amount of loan loss allowance	$258	$981	$383	$565	$130	$898	$3,215
Percent of loans in each category to total loans	27.08%	33.14%	11.90%	9.18%	7.24%	11.46%	100.00%

The allowance for loan loss balances is subject to change dependent on both the anticipated losses  on specific loans and the charge-off percentage for the loan portfolio as a whole. These factors can affect the total allowance for loan losses and the allocation by loan category.

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

The senior vice president/chief financial officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the President and Board of Directors.  The senior vice president/chief financial officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

As a member of the Federal Home Loan Bank of Atlanta, we had $5.2 million in stock of the Federal Home Loan Bank of Atlanta at March 31, 2012, and for the year ended March 31, 2012, we received $49,000 in dividends on such stock.

The contractual maturities and weighted average yields of our investment securities portfolio, excluding FHLB of Atlanta stock and Freddie Mac stock, are indicated in the following table.

	March 31, 2012
	Within 1 Year or Less	After 1 Year through 5 Years	After 5 Years through 10 Years	Total Investment Securities(1)
	Book Value	Book Value	Book Value	Book Value	Market Value
	(Dollars in Thousands)
Federal agency obligations	$ ---	$3,500	$6,500	$10,000	$9,999
Other	348	996	---	1,344	1,344
Total Investment Securities	$348	$4,496	$6,500	$11,344	$11,343

Weighted Average Yield (2)	0.99%	1.54%	1.46%	1.48%	1.48%
______________________
(1)           Included in the above table are $10.0 million of securities that are callable in one year or less.

(2)           The weighted average yield is not computed on a tax equivalent basis.

The following table sets forth the composition of our available for sale and held to maturity securities portfolios at the dates indicated.  At March 31, 2012, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.  See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on our investment securities.

	March 31,
	2012		2011		2010
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits with banks	$2,911	100.0%	$4,119	100.0%	$3,825	100.0%

Investment securities:
Federal agency obligations	$10,000	60.3%	$2,000	25.7%	$1,500	18.9%
Other	1,344	8.1	198	2.5	198	2.5
United States agency equity securities	39	0.2	39	0.5	73	0.9
Subtotal	11,383	68.6	2,237	28.7	1,771	22.3
FHLB stock	5,206	31.4	5,561	71.3	6,184	77.7
Total investment securities and FHLB stock	$16,589	100.0%	$7,798	100.0%	$7,955	100.0%
Average remaining life or term to repricing (1)		5 Years		4 Years		4 Years
____________________
(1)           Excludes Freddie Mac common stock and other marketable equity securities.

During fiscal 2012, the market rates paid on investment securities decreased.  During fiscal 2010 through 2011, we made limited investment securities purchases due to the minimal spread between short and long term rates during most of these reporting periods. We increased investment security purchases during fiscal 2012 to increase our liquidity position and offset the decline in interest income due to the decline in our loan balances.

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

Deposits.  We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We have been required by market conditions to rely on short-term accounts and other deposit alternatives that are more responsive to market interest rates than fixed interest rate, fixed-term certificates that were our primary source of deposits in the past. We offer regular savings accounts, checking accounts, various money market accounts, fixed-rate long-term certificates with varying maturities, $100,000 or more jumbo certificates of deposit and individual retirement accounts. During fiscal 2012, 2011, 2010 and 2009 we utilized brokered deposits due to their lower relative costs. At March 31, 2012, we had total brokered deposits of $19.1 million.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the periods indicated.

	March 31,
	2012	2011	2010
	(In Thousands)
Passbook and statement accounts	$35,657	$33,997	$31,586
NOW and Super NOW accounts including non-interest bearing	88,466	75,446	68,844
Money market accounts	51,089	43,850	38,466
Six-month and 91 day certificates	7,656	7,075	13,195
One- to five-year fixed-rate certificates	189,550	218,677	246,329
Total	$372,418	$379,045	$398,420

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended March 31,
	2012	2011	2010
	(Dollars in Thousands)
Opening balance	$379,045	$398,420	$365,506
Net deposits(withdrawals)	(9,698)	(24,063)	24,780
Interest credited	3,071	4,688	8,134
Ending balance	$372,418	$379,045	$398,420
Net increase(decrease)	$(6,627)	$(19,375)	$32,914
Percent increase(decrease)	(1.75%)	(4.86%)	9.01%

  During fiscal 2010, the change in deposits was related primarily to the utilization of brokered deposits and our continued emphasis on increasing transaction accounts. During fiscal 2011 and 2012, the change in deposits was related to the decrease in loans and lower time deposit rates with continued emphasis on transaction accounts. We remained competitive on deposit rates. We may use borrowings from time to time as an alternative source of funds. See “Borrowings.”

The following table contains information pertaining to the average amount of and the average rate paid on each of the following deposit categories for the periods indicated.

	Year Ended March 31,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Deposit Category:
Non-interest bearing demand deposits	$29,095	---%	$27,573	---%	$26,717	---%
Interest bearing demand deposits	100,137	0.45	83,901	0.71	66,355	0.95
Savings deposits	33,861	0.27	31,993	0.55	29,484	0.92
Time deposits	205,350	1.33	243,652	1.70	259,948	2.40
Total deposits	$368,443	0.89%	$387,119	1.27%	$382,504	1.87%

The following table shows rate information for our certificates of deposit as indicated.

	Less Than 1.00%	1.00- 2.00%	2.01- 3.00%	3.01- 4.00%	4.01 and Greater	Total

March 31, 2012	$77,594	$88,241	$25,361	$2,891	$3,119	$197,206
March 31, 2011	$36,247	$151,652	$28,448	$3,396	$6,009	$225,752
March 31, 2010	$22,850	$148,275	$70,378	$5,060	$12,961	$259,524

The following table indicates the amount of the certificates of deposit by time remaining until maturity as of March 31, 2012.

	Maturity
	3 Months or less	Over 3 Months through 6 Months	Over 6 Months through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$22,751	$29,508	$36,854	$28,207	$117,320
Certificates of deposit of $100,000 or more	22,371	18,723	18,342	20,450	79,886
Total certificates of deposit	$45,122	$48,231	$55,196	$48,657	$197,206

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

Our borrowings, from time to time, also include securities sold under agreements to repurchase, with mortgage-backed securities or other securities pledged as collateral.  At March 31, 2012, we did not have any securities sold under agreements to repurchase which adjust with the federal funds rate. For additional information on our borrowings and securities sold under agreements to repurchase, see Notes 6 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table sets forth information as to our borrowings and the weighted average interest rate paid on such borrowings at the dates indicated.

	At March 31,
	2012		2011	2010
	(Dollars in thousands)

Securities sold under agreements to repurchase	$	---	$1,445	$846
Other borrowings		---	---	250
FHLB advances		78,000	97,000	96,000
Total Borrowings		$78,000	$98,445	$97,096

Weighted average interest rate of borrowings		0.22%	0.23%	0.90%

Information related to short-term borrowing activity from the Federal Home Loan Bank is as follows:

At or for the Year Ended March 31,	2012	2011	2010
	(Dollars in Thousands)
Amount outstanding at year end	$78,000	$97,000	$96,000
Average interest rate on amount at year end	0.22%	0.23%	0.93%

Average amount outstanding during the year	$91,740	$96,345	$79,397
Average interest rate during the year	0.17%	0.71%	0.37%

Maximum amount outstanding during the year	$99,000	$108,000	$97,000

Subsidiary Activities

There are no significant subsidiary activities.

Competition

Community faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks, credit unions and mortgage bankers who also make loans in our market area. We compete for loans principally on the basis of our interest rates and loan fees, the types of loans and the quality of services provided to borrowers.

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

We consider our primary markets for deposits to be Augusta County and Hampton Roads and for loans to be Augusta and Rockingham Counties and the Hampton Roads area.  We estimate that our market share of savings deposits in Augusta County is approximately 15% and our share of loans in Augusta and Rockingham Counties is less than 10%.

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

The Office of the Comptroller of the Currency has extensive enforcement authority over all savings associations and their holding companies, including Community Financial and Community Bank.  The Federal Reserve has the same type of authority over Community Financial.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency or the Federal Reserve.  Except under certain circumstances, public disclosure of final enforcement actions by the Office of the Comptroller of the Currency or the Federal Reserve is required by law.

Recently Enacted Regulatory Reform.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision (OTS) to the Office of Comptroller of the Currency, effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies will be transferred to the Board of Governors of the Federal Reserve System. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve, the Consumer Financial Protection Bureau (CFPB). The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect Community Bank and Community Financial.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of Community Bank:

•
Effective July 21, 2011,The OTS was merged into the Comptroller of the Currency which assumed the OTS’s authority and responsibilities to regulate and supervise federal savings associations under the same laws as the Office of the Comptroller of the Currency (except where modified by the Dodd-Frank Act).  The regulations and policies of the Office of Thrift Supervision for savings associations will continue to apply unless and until the Office of the Comptroller of the Currency modifies them.

•
The federal thrift charter has been preserved and the Federal Reserve assumed the authority and responsibilities of the Office of the Comptroller of the Currency to regulate and supervise savings and loan holding companies under the same laws as the Office of the Comptroller of the Currency (except where modified by the Dodd-Frank Act).  The regulations and policies of the Office of Thrift Supervision for savings and loan holding companies will continue to apply unless and until modified by the OCC or the Federal Reserve.  There have been no substantial modifications to these regulations to date.

•
The Consumer Financial Protection Bureau (the “CFPB”), an independent consumer compliance regulatory agency within the Federal Reserve, has been established.  The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets over $10 billion with respect to both new and existing consumer financial protection laws.  Smaller financial institutions, like Community Bank, will be subject to supervision and enforcement by their primary federal banking regulators with respect to federal consumer financial protection laws and regulations.  The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

Tier
•
Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules.  The federal banking agencies must promulgate new rules on regulatory capital for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to Community Bank under the prompt corrective action regulations. To date, the federal banking agencies have not yet established such new regulatory capital requirements. Recently, new regulations were proposed for this purpose and for the purpose of compliance with certain agreements of the Basel Committee on Banking Supervision (Basel III).  We cannot predict when or in what form such regulations may be adopted in final form, but the final regulations may impose more stringent capital requirements on Community Financial and Community Bank.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law.  The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts applies through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.  Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

•
Public companies are required to provide their shareholders with a non-binding vote:  (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges, not including the OTC Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation that is based on financial information required to be reported under the securities laws, and (ii) the recovery from current or former executive officers,

•
following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the median annual total compensation of all employees (excluding the Chief Executive Officer’s compensation) to the Chief Executive Officer’s annual total compensation.

Federal Regulation of Savings Associations.  Community Bank, as a federally chartered savings bank, is subject to regulation and oversight by the Office of the Comptroller of the Currency extending to all aspects of its operations.  This regulation of Community Bank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting shareholders.  Community Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Community Financial.  See “- Regulatory Capital Requirements” and “- Limitations on Dividends and Other Capital Distributions.”  Community Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Community Bank to the maximum extent permitted by law.

We are subject to periodic examinations by the Office of the Comptroller of the Currency.  During these examinations, the examiners may require Community Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings.  As a federal savings bank, Community Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the Office of the Comptroller of the Currency.

The Office of the Comptroller of the Currency has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution regulated by the Office of the Comptroller of the Currency that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposit accounts in Community Bank up to $250,000 per separately insured depositor.  Transaction accounts have unlimited coverage until December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments.  Each institution is assigned to one of four risk categories based on its capital levels, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Beginning with the second quarter of 2011, the Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately 5 basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

Transactions with Affiliates.  Transactions between Community Bank and its affiliates generally are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Community Bank's capital and require eligible capital in specified amounts.  In addition, Community Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Community Financial is an affiliate of Community Bank.

Regulatory Capital Requirements.  To be considered well capitalized, an institution must have a ratio of Tier 1 capital to adjusted total assets of at least 5.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a ratio of total capital to risk-weighted assets of at least 10.0% and not be subject to any agreement, order or directive of the OCC to meet and maintain any specific capital measure.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings and certain noncumulative perpetual preferred stock, plus certain intangibles.  At March 31, 2012, Community Bank had no intangibles in Tier 1 capital.

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

To be adequately capitalized, an institution must have a ratio of Tier 1 capital to adjusted total assets of at least 4.0%, a ratio of Tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total capital to risk-weighted assets of at least 8.0%.  At March 31, 2012, Community Bank was well capitalized.  The Office of the Comptroller of the Currency is authorized to require federal savings banks on a case-by-case basis to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

The Office of the Comptroller of the Currency is authorized, and under certain circumstances required, to take certain actions against savings banks that are not at least adequately capitalized.  Any such institution must submit a capital restoration plan and until such plan is approved by the Office of the Comptroller of the Currency may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  Additional restrictions may apply, including a forced merger, acquisition, or liquidation of the institution.  The Office of the Comptroller of the Currency generally is authorized to reclassify an institution into a lower capital category and impose the restrictions if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the Office of the Comptroller of the Currency of any of these measures on Community Bank may have a substantial adverse effect on our operations and profitability.  Regulatory capital is discussed further in Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Under recently proposed regulations, the criteria for an institution to be considered “well capitalized” and “adequately capitalized” would become more stringent.  We cannot predict when or in what form such regulations may be adopted in final form.

Limitations on Dividends and Other Capital Distributions.  Office of the Comptroller of the Currency regulations impose various restrictions on the ability of Community Bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Community Bank must file a notice or application with the Office of the Comptroller of the Currency before making any capital distribution.  Community Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  If, however, Community Bank proposes to make a capital distribution when it does not meet (or will not meet following the proposed capital distribution) the requirements to be adequately capitalized or to make a distribution that will exceed these net income limitations, it must obtain Office of the Comptroller of the Currency approval prior to making such distribution.  The Office of the Comptroller of the Currency may object to any distribution based on safety and soundness concerns.

Community Financial is not subject to Office of the Comptroller of the Currency regulatory restrictions on the payment of dividends.  Dividends from Community Financial, however, may depend, in part, upon its receipt of dividends from Community Bank. Issuance of preferred stock under the TARP and CPP restricts the Company from increasing its dividend distribution to stockholders without approval from the Office of the Comptroller of the Currency. Community Bank, as a federal savings bank, must notify the Federal Reserve prior to paying a dividend to Community Financial.  The Federal Reserve may disapprove a dividend if, among other things, the Federal Reserve determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns or violates a prohibition contained in applicable statutes, regulations, enforcement actions or agreements between the institution (or its holding company) and a federal bank regulator.

Qualified Thrift Lender Test and Asset Limitations.  All savings associations, including Community Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by statute) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2012, Community Bank met the test and has always met the test since its effective date.

Any savings institution that fails to meet the QTL test is subject to certain restrictions on its operations and the institution’s dividend payments are limited to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless within one year it meets the test, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the above restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re- qualify within a year must become a bank holding company.  If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.

Community Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, a 20% limit on commercial loans, provided that the amount in excess of 10% of total assets can only be used for small business loans, and a 400% of capital limit on non-residential real property loans.  At March 31, 2012, Community Bank had 6.87% of its assets in consumer loans, commercial paper and corporate debt securities, 9.65% of its assets in commercial loans and 336% of its capital in non-residential real property loans.

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with the examination of Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of the Comptroller of the Currency. Community Bank was examined for Community Reinvestment Act compliance in November, 2010 and received a rating of “Satisfactory”.

Holding Company Regulation.  Community Financial is a unitary savings and loan holding company subject to regulatory oversight by the Federal Reserve.  As such, we are required to register and file reports with the Federal Reserve and are subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over us and our non-savings association subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

Capital Purchase Program.  On December 19, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of the United States Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 12,643 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $12.6 million in cash and (ii) issued to Treasury a ten-year warrant (the “Warrant”) to purchase 351,194 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $5.40 per share.

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

Norman C. Smiley, III, age 50,  was appointed President of Community Bank in March, 2008, and effective April 30, 2010, became the President and Chief Executive Officer of Community Financial and Community Bank.  Prior to joining the Company in April 1996, Mr. Smiley was a Branch Manager for First Virginia where he was employed for 14 years.  He is a 1987 graduate of the Virginia Bankers School of Bank Management at the University of Virginia and a 2001 graduate of the American Bankers Association Stonier Graduate School of Banking at Georgetown University.  Mr. Smiley is currently a Board member of the American Frontier Museum and the Staunton Redevelopment Housing Authority. He is a past Board member of the Coordinated Area Transportation System, Big Brothers/Big Sisters, Salvation Army, the Red Cross, the City of Staunton Board of Zoning Appeals and past Elder of the First Presbyterian Church.

R. Jerry Giles, age 63, is our Chief Financial Officer and Senior Vice President, a position he has held since April 1994. Prior to joining the Company in April 1994, Mr. Giles was a Certified Public Accountant in public accounting and the Chief Financial Officer with a savings bank for eleven years.

Benny N. Werner, age 63, is our Senior Vice President and Chief Operations Officer, a position he has held since May 1998. Prior to joining the Company, Mr. Werner was employed by Crestar for three years as President-Warrenton area and employed by Jefferson Savings and Loan, Warrenton, Virginia as Senior Vice President of Retail Banking for seventeen years.

Lyle A. Moffett, age 43, is our Senior Vice President of Lending, a position he has held since March, 2008. Mr. Moffett joined Community Bank in 1997 and was Vice President and Commercial Loan Officer prior to his current position.

John J. Howerton, age 54, is our Senior Vice President of Retail Banking, a position he has held since September, 2008. Mr. Howerton has been employed in the banking industry since 1982 and prior to joining the Company, Mr. Howerton was the Senior Vice President of Retail Banking with Stellar One.

Clarence W. Keel, age 65, is the Senior Vice President in our Hampton Roads Region, a position he has held since March, 2010. Mr. Keel has been employed in the banking industry since 1971 and prior to joining the Company, Mr. Keel was the Senior Vice President and Manager of Shareholder Services with BB&T Corporation.

Employees

At March 31, 2012, we had a total of 159 employees, including 25 hourly employees. None of our employees are represented by any collective bargaining group. Management considers our employee relations to be good.

ITEM 1A.  RISK FACTORS – Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS– None.

ITEM  2.  PROPERTIES

The following table sets forth information at March 31, 2012, with respect to our retail and operational offices, furniture and equipment.  We believe that our current facilities are adequate to meet our present and foreseeable need

Location	Opened	Owned or Lease Expiration	Gross Square Footage	Net Book Value at March 31, 2012
38 North Central Avenue Staunton, Virginia	1965	Owned	17,000	$1,209,000

2934 West Main Street Waynesboro, Virginia	1989	Owned	5,300	482,000

2658 Stuarts Draft Highway Stuarts Draft, Virginia	1993	Owned	3,000	819,000

621 Nevan Road Virginia Beach, Virginia	1998	2038	13,000	790,000

101 Community Way Staunton, Virginia	1999	2039	4,500	538,000

2134 Raphine Road, Raphine, Virginia	2001	2011	2,308	24,000

21 Dick Huff Lane Verona, Virginia	2002	Owned	3,850	935,000

123 West Frederick Street (1) Staunton, Virginia	2003	Owned	22,000	1,462,000

1201 Lake James Drive Virginia Beach, Virginia	2005	2012	3,900	201,000

463 Hidden Creek Lane Harrisonburg, Virginia	2005	2011	2,000	10,000

102 Walker Street Lexington, Virginia	2006	2028	2,200	163,000

211 West Frederick Street (1) Staunton, Virginia	2009	Owned	4,445	280,000

128 West 21st Street Buena Vista, Virginia	2009	Owned	4,100	1,518,000

(1) Operational offices

Our accounting and record-keeping activities are maintained on an in-house computer system. The net book value of our computer equipment at March 31, 2012 was $33,572.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject.

Item 4.  Mine Safety Disclosures – Not Appplicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of May 31, 2012, there were approximately 400 holders of record of Community Financial common stock.  Community Financial common stock is traded on The Nasdaq Capital Market under the symbol “CFFC.”  The number of shareholders of record does not reflect persons or entities who hold their stock in nominee or “street” name.

The following tables present the high, low and closing sales prices of our common stock as reported by the Nasdaq Stock Market during the last two fiscal years and the common dividends declared by us for the stated periods.

Fiscal 2012	High	Low	Close	Common Dividend Declared
March 2012	$3.50	$2.58	$3.23	$	.---
December 2011	3.50	2.39	3.28		.---
September 2011	3.94	2.26	2.90		.---
June 2011	4.10	2.75	4.10		.---

Fiscal 2011	High	Low	Close	Common Dividend Declared
March 2011	$3.65	$2.95	$3.14	$	.---
December 2010	4.28	2.72	3.48		.---
September 2010	4.54	3.58	4.07		.---
June 2010	5.29	3.69	4.36		.---

The Board of Directors of Community Financial makes dividend payment decisions after consideration of a variety of factors, including earnings, financial condition, market considerations and regulatory restrictions.  Our ability to pay dividends is limited by restrictions imposed by the Virginia Stock Corporation Act, the Federal Reserve, contractually pursuant to our participation in the U.S. Treasury’s CPP and indirectly by the Office of the Comptroller of the Currency.  Restrictions on dividend payments from Community Bank to Community Financial (Community Financials’ primary source of funds for the payment of dividends to its stockholders) are described in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Equity Compensation Plan information contained in Item 12 of this Form 10-K is incorporated herein by reference.  No stock was repurchased by the Company during the fourth quarter of fiscal 2012 and no stock repurchase plan or program currently exists.  Our ability to repurchase stock is limited as a result of our participation in the U.S. Treasury’s CPP and, indirectly, by the Office of the Comptroller of the Currency.

ITEM 6. SELECTED FINANCIAL DATA

	At March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$503,907	$530,080	$547,180	$512,724	$491,246
Loans receivable, net	445,098	478,293	502,126	476,950	437,174
Investment securities and other earning assets(1)	19,500	11,917	11,780	7,658	30,475
Real estate owned, net	9,259	10,384	3,182	1,400	593
Deposits	372,418	379,045	398,420	365,506	350,731
Advances and other borrowed money	78,000	98,445	97,096	96,476	98,834
Stockholders’ equity	50,403	49,760	49,012	46,337	38,705

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operations Data:
Total interest income	$26,353	$27,585	$28,198	$28,692	$32,244
Total interest expense	3,444	5,612	8,081	12,460	16,978
Net interest income	22,909	21,973	20,117	16,232	15,266
Provision for loan losses	4,908	6,469	3,326	4,285	625
Net interest income after provision for loan losses	18,000	15,504	16,791	11,946	14,641
Service charges and fees	3,412	3,712	3,300	3,037	3,007
Securities impairment	---	---	---	(11,536)	---
Other noninterest income(2)	375	345	511	386	336
Noninterest expenses	18,993	17,196	15,661	13,449	12,292
Income (loss) before income taxes	2,794	2,365	4,941	(9,616)	5,692
Income taxes (benefit)	976	843	1,349	(3,793)	1,856
Net income (loss)	$1,818	$1,522	$3,592	$(5,823)	$3,836
Amortization of discount on preferred stock	(121)	(121)	(121)	(34)	-
Cumulative dividends on preferred stock	(632)	(632)	(632)	(176)	-
Net income (loss) available to common stockholders	$1,065	$769	$2,839	$(6,033)	$3,836

	At or For the Year Ended March 31,
	2012	2011	2010	2009	2008
Other Data:
Average interest-earning assets to average interest bearing liabilities	103.15%	103.41%	104.24%	105.41%	105.21%
Average interest rate spread during year	4.79	4.34	3.92	3.25	3.14
Non-performing assets to total assets	4.29	3.13	3.24	1.75	.33
Return on assets (ratio of net income to average total assets)	.35	.28	.67	(1.17)	.80
Return on equity (ratio of net income to average total equity)	3.56	3.04	7.45	(14.57)	9.77
Equity-to-assets ratio (ratio of average equity to average assets)	9.97	9.36	9.02	8.03	8.18
Allowance for loan losses to loans receivable, net	1.96	1.61	1.58	1.25	.73
Allowance for loan losses to non-performing loans	73.00	127.04	55.29	78.70	313.30

Per Common Share Data:
Net income (loss)-diluted	$0.24	$0.18	$0.65	$(1.39)	$0.87
Book value	8.66	8.55	8.34	7.72	8.93
Dividends-common	0.00	0.00	0.00	.13	.26
Dividend payout ratio-common	---%	---%	---%	---%	29.22%
Number of full-service offices	11	11	11	11	10

____________________
(1)           Includes federal funds sold, securities purchased under resale agreements and overnight deposits.
(2)           Other income includes customer service fees and commissions, gain or loss on disposal of property and other items.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Community Financial Corporation is a Virginia corporation. Certain of the information presented herein relates to Community Bank, a wholly owned subsidiary of Community Financial.  Community Financial and Community Bank, like all thrift institutions and their holding companies, are subject to comprehensive regulation, examination and supervision by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System.

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

The primary factors contributing to our increase in net income for the fiscal year was the decrease in the provision for loan losses and a 4.3% increase in our net interest income for the current fiscal year compared to the prior fiscal year.

The primary factor contributing to the increase in net interest income for the fiscal year ended March 31, 2012 was an increase in the interest rate spread. The increased interest rate spread is primarily attributable to a reduction in the cost of our interest-bearing liabilities due to the repricing of these liabilities during the current low interest rate environment. The aggressive rate reductions in prior fiscal years resulted in a timing difference in the repricing of assets and liabilities. We will monitor the impact a change in interest rates may have on both the growth in interest-earning assets and our interest rate spread. The pace and extent of future interest rate changes will impact our loan growth and interest rate spread, as well as interest rate adjustments on certain adjustable rate loans that are subject to caps.

Utilization of brokered deposits and management’s emphasis on increasing low and no interest bearing transaction accounts has impacted the composition of our interest-bearing liabilities. Deposits were the primary source of funding during the fiscal year ended March 31, 2012. We acquired lower cost brokered deposits and low interest bearing transaction accounts during the fiscal year to replace higher cost time deposits.  While we have the capacity to continue to utilize borrowings to meet funding needs, management recognizes the practical long-term limitations of such a funding strategy. Management is also cognizant of the potential for compression in our net interest margin related to the need to acquire funds and the pace of interest rate changes. Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

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

Allowance for Loan Losses.  The allowance for loan losses is an estimate of the losses that may be inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) that losses be accrued when they are probable of occurring and estimable and (ii) that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

The Corporation uses real estate appraisals, discounted cash flows or other appropriate methods to determine the value of impaired loans. With the use of these methods, the Corporation provides valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.  Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral.  Evaluation of impairment requires judgment and estimates and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

Presented in the following table, as of March 31, 2012 and 2011, is an analysis of our interest rate risk as measured by changes in net portfolio value for instantaneous and sustained parallel shifts in the yield curve and compared to our board policy limits The Board limits have been established with consideration of the dollar impact of various rate changes and our capital position. The Board limit has been established as a minimum percentage of the Company’s net portfolio value. Our net portfolio values at March 31, 2012 were within the parameters set by the Board of Directors.  As illustrated in the table, net portfolio value is not significantly impacted by rising or falling rates as of the date indicated. Information in the table for the fiscal year 2011 was provided by the Office of Thrift Supervision. Information for the 2012 fiscal year was provided by a third party engaged by the Bank due to the change in regulatory authorities to the Office of the Comptroller of the Currency.

		March 31, 2012		March 31, 2011
Change in Interest Rate (Basis Points)	Board Limit NPV as % of Assets	$ Change in NPV	NPV as % of Assets	$ Change in NPV	NPV as % of Assets
(Dollars in Thousands)
+200	7	(131)	11.8%	1,879	12.3%
+100	8	(596)	11.6	985	12.2
-0-	9	---	11.5	---	11.4
-100	8	4,363	12.1	(1,306)	11.7
-200	7	---	---	---	---

Generally, management strives to maintain a neutral position regarding interest rate risk.  In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products.  Management has taken action to counter this trend.  A significant effort has been made to reduce the duration and average life of our interest-earning assets. As of March 31, 2012, approximately 77.0% of our gross loan portfolio consisted of loans which reprice during the life of the loan. Applications are taken and processed for customers seeking longer term fixed-rate mortgage loans, 15 to 30 years, with the loan being closed and retained by other organizations.

On the deposit side, management has worked to reduce the impact of interest rate changes by emphasizing non-interest bearing or low interest deposit products and maintaining competitive pricing on longer term certificates of deposit.  We have also used Federal Home Loan Bank advances to provide funding for loan originations and to provide liquidity as needed.

In managing our asset/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing our net interest income rather than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe the increased net income that may result from an acceptable mismatch in the actual maturity or repricing of our asset and liability portfolio can provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch. We have established limits, which may change from time to time, on the level of acceptable interest rate risk. There can be no assurance, however, that in the event of an adverse change in interest rates, our efforts to limit interest rate risk will be successful.

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

	Year Ended March 31,
	2012			2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$462,314	$26,024	5.63%	$491,753	$27,330	5.56%	$494,427	$28,009	5.66%
Investment securities and other investments	13,299	329	2.48%	9,641	255	2.64%	9,656	189	1.96%
Total interest-earning assets	475,613	26,353	5.54%	501,394	27,585	5.50%	504,083	28,198	5.59%
Non-interest earning assets	39,914			36,692			30,674
Total Assets	$515,527			$538,086			$534,757

Interest-Bearing Liabilities
Deposits	$368,443	3,283	0.89%	$387,119	4,912	1.27%	$382,504	7,149	1.87%
FHLB advances and other borrowings	92,647	162	0.17%	97,741	700	0.72%	101,072	932	0.92%
Total interest-bearing liabilities	461,090	3,445	0.75%	484,860	5,612	1.16%	483,576	8,081	1.67%
Non-interest bearing liabilities	3,329			3,166			2,965
Total Liabilities	464,419			488,026			486,541
Stockholder’s equity	51,108			50,060			48,216
Total Liabilities and Stockholders’ Equity	$515,527			$538,086			$534,757
Net interest income		$22,909			$21,973			$20,117
Interest rate spread			4.79%			4.34%			3.92%
Net interest-earning assets/net yield on interest-earning assets	$14,523		4.82%	$16,534		4.40%	$20,507		3.99%
Percentage of interest-earning assets to interest-bearing liabilities	103.15%			103.41%			104.24%

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

	Year Ended March 31,
	2012 v. 2011	2011 v. 2010
	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-Earning Assets
Loans	$(1,658)	$351	$(1,307)	$(149)	$(530)	$(679)
Investment securities and other investments	91	(16)	75	0	66	66
Total interest-earning assets	$(1,567)	$335	$(1,232)	$(149)	$(464)	$(613)

Interest-Bearing Liabilities
Deposits	$(166)	$(1,463)	$(1,629)	$59	$(2,296)	$(2,237)
FHLB advances and other borrowings	(9)	(529)	(538)	(24)	(208)	(232)
Total interest-bearing liabilities	$(175)	$(1,992)	$(2,167)	$35	$(2,504)	$(2,469)
Net interest income			$935			$1,856

Financial Condition

Total assets decreased $26.2 million, or 4.9%, to $503.9 million at March 31, 2012 due primarily to a decrease in loans of $33.2 million and real estate owned of $1.0 million, partially offset by an increase in investments of $9.1 million.  Deposits decreased $6.6 million, or 1.8% and borrowings decreased $20.4 million, or 20.8%.  The decrease in deposits is reflected primarily in a decrease in time deposits of $28.6 million, partially offset by increases in transaction accounts of $13.1 million, money market accounts of $7.2 million and savings accounts of $1.7 million. The decrease in borrowings is reflected primarily in a decrease in FHLB borrowings of $19.0 million.  Management believes the increase in transaction and money market deposits is primarily attributable to an increased emphasis on customer relationships, service and pricing. Management attributes the decrease in loans receivable primarily to weak economic conditions and related reduced loan demand.

The Hampton Roads region of the Bank experienced a loan decrease of $30.7 million, primarily commercial and residential real estate loans and construction loans, for the fiscal year ended 2012. The Shenandoah Valley region of the Bank had a loan decrease of approximately $2.5 million, primarily construction loans.

Asset quality is an important factor in the successful operation of a financial institution.  The loss of interest income and principal that may result from non-performing assets has an adverse effect on earnings, while the resolution of those assets requires the use of capital and managerial resources.  At March 31, 2012, non-performing assets, consisting of non-performing loans, foreclosed real estate and repossessed automobiles, totaled $21.6 million, or 4.29% of total assets, compared to $16.6 million or 3.13% of total assets at March 31, 2011.   Non-performing assets at March 31, 2012 were comprised primarily of residential real estate and commercial real estate loans delinquent 90 days or more and real estate owned.  Based on current market values of the collateral securing these loans, management anticipates no significant losses in excess of the reserves for losses previously recorded.  Due to an uncertain real estate market and the economy in general, no assurances can be given that our level of non-performing assets will not increase in the future.

Stockholders' equity increased $642,000, or 1.3%, to $50.4 million at March 31, 2012 compared to $49.8 million at March 31, 2011. The increase was the result of earnings for the year ended March 31, 2012 offset by cash dividend payments on preferred stock and pension liability adjustments.

Results of Operations

Our results of operations depend primarily on the level of our net interest income and noninterest income and the level of our operating expenses.  Net interest income depends upon the value of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Comparison of Years Ended March 31, 2012 and 2011

General.  Net income for the year ended March 31, 2012 was $1.8 million or $0.24 diluted earnings per common share compared to $1.5 million or $0.18 diluted earnings per common share for the year ended March 31, 2011. Net income increased primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expenses for the March 31, 2012 fiscal year.

Interest Income.  Total interest income decreased $1.2 million, or 4.5%, to $26.4 million for the year ended March 31, 2012 as compared to $27.6 million for the year ended March 31, 2011. The decrease in total interest income can be attributed to a decrease in the average dollar volume of loans of $29.4 million partially offset by an increase in the yield on interest earning assets. Average yields on total interest-earning assets increased four basis points from 5.50% in fiscal 2011 to 5.54% for the current fiscal year due primarily to an increase in loan yields.

Interest Expense.  Total interest expense decreased $2.2 million, or 38.6%, to $3.4 million for the year ended March 31, 2012 from $5.6 million for the year ended March 31, 2011. The decrease in total interest expense is primarily attributable to a decrease in the cost of interest-bearing liabilities. The cost of funds decreased 41 basis points from 1.16% for the year ended March 31, 2011 to 0.75% for the current year. There was also a decrease in the average volume of interest-bearing liabilities due to decreases in both deposits and borrowings. The decrease in average deposit balances was due primarily to decreases in time deposit accounts for the current fiscal year.

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

In the current economic environment, management has considered the potential impact of subprime lending in certain areas of the national economy. These circumstances appear to have impacted economic conditions in our market areas to a lesser extent than the national economy. We have experienced increases in delinquency rates during the fiscal year ended March 31, 2012. We have maintained experienced and stable lending personnel during that period.

Based on management’s evaluation of these factors, the provision for loan losses decreased $1.6 million, or 24.1%, to $4.9 million for the fiscal year ended March 31, 2012 from $6.5 million for the fiscal year ended March 31, 2011 due to a decrease in the provision for specific impaired loans. The loan loss allowance for specific impaired loans is dependent primarily on the value of the collateral relative to the outstanding loan balance. We monitor our loan loss allowance on a quarterly basis and make allocations as necessary.  Management believes that the level of our loan loss allowance is adequate. As of March 31, 2012, the total allowance for loan losses amounted to $8.9 million.  At March 31, 2012, our allowance as a percentage of total loans receivable was 1.96% and as a percentage of total non-performing loans was 73.0% compared to 1.61% and 127.0% respectively at March 31, 2011. The increase in the total allowance to loans was due to both an increase in the allowance and a decrease in total loans receivable. The decrease in the total allowance to non-performing loans was due to an increase in non-performing loans at March 31, 2012 compared to March 31, 2011 offset by an increase in the allowance for loan losses for the same periods.

Noninterest Income.  Noninterest income decreased $270,000, or 6.7%, to $3.8 million in fiscal 2012 as compared to $4.1 million for the year ended March 31, 2011.  The decrease was primarily due to lower secondary market mortgage loan fees, commercial and consumer loan fees and overdraft fees.  The increase in other income is due to the increase in income from affiliates in the current fiscal year.

	Fiscal 2012	Fiscal 2011	Change

Loan fee income	$920,411	$1,163,409	$(242,998)
Deposit fee income	2,491,554	2,548,391	(56,837)
Other	374,663	377,408	29,537
Total noninterest income	$3,786,628	$4,089,208	$(270,298)

Noninterest Expense.  Total noninterest expense increased $1.8 million, or 10.5%, to $19.0 million for the year ended March 31, 2012 from $17.2 million for the year ended March 31, 2011, due primarily to increased compensation expense of $334,000 and an increase in real estate owned expenses of $1.7 million, partially offset by a decreased deposit insurance expense of $283,000. The increase in compensation expenses is related to merit pay and benefit increases. The increase in other expenses is primarily due to the increase in nonperforming assets and related collection expenses.

Taxes.  Total taxes increased $133,000 to $976,000 during the year ended March 31, 2012 from $843,000 during fiscal 2011. The effective tax rate for the year ended March 31, 2012 was 34.9%.

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

Interest Income.  Total interest income decreased $613,000, or 2.2%, to $27.6 million for the year ended March 31, 2011 as compared to $28.2 million for the year ended March 31, 2010. The decrease in total interest income was attributed to a decrease in the yield on interest earning assets and a decrease in the average dollar volume of loans of $2.7 million.  Average yields on total interest-earning assets decreased nine basis points from 5.59% in fiscal 2010 to 5.50% for the 2011 fiscal year due primarily to a decrease in loan yields in a decreasing rate environment.

Interest Expense.  Total interest expense decreased $2.5 million, or 30.6%, to $5.6 million for the year ended March 31, 2011 from $8.1 million for the year ended March 31, 2010. The decrease in total interest expense was attributable to a decrease in the cost of interest-bearing liabilities slightly offset by an increase in the average dollar volume of deposits of $4.6 million. The cost of funds decreased 51 basis points from 1.67% for the year ended March 31, 2010 to 1.16% for the 2011 fiscal year. The increase in deposit balances was due primarily to increases in transaction accounts for the 2011 fiscal year.

Provision for Loan Losses We experienced increases in delinquency and charge-off rates during the fiscal year ended March 31, 2011. We have maintained experienced and stable lending personnel during that period.

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

Noninterest Income.  Noninterest income increased $239,000, or 6.2%, to $4.1 million in fiscal 2011 as compared to $3.9 million for the year ended March 31, 2010.  The increase was primarily due to higher secondary market mortgage loan fees, commercial loan fees and overdraft fees.  The decrease in other income is due to the income from the sale of Fannie Mae and Freddie Mac preferred stock in the previous fiscal year ended March 31, 2010.

	Fiscal 2011	Fiscal 2010	Change

Loan fee income	$1,163,409	$920,013	$243,396
Deposit fee income	2,548,391	2,379,771	168,620
Other	377,408	550,421	(173,013)
Total noninterest income	$4,089,208	$3,850,205	$239,003

Noninterest Expense.  Total noninterest expense increased $532,000, or 3.5%, to $15.5 million for the year ended March 31, 2011 from $15.0 million for the year ended March 31, 2010, primarily due to increased compensation expense of $369,000 and an increase in real estate owned expenses of $624,000, partially offset by a decreased deposit insurance expense of $409,000 due to a special assessment in the previous year. The increase in compensation expenses is related to merit pay increases and additional loan and customer service personnel. The increase in other expenses is primarily due to the increase in nonperforming assets and related collection expenses.

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

Our dominant source of funds during the year ended March 31, 2012 was from deposits which decreased by $6.6 million. Our cash increased $335,000 from $7.9 million at March 31, 2011 to $8.2 million at March 31, 2012.

At March 31, 2012, we had commitments to originate $8.1 million of loans.   Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $148.3 million. Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short- and long-term liquidity needs.

The Bank had at March 31, 2012, a line of credit at the Federal Home Loan Bank of Atlanta in the amount of $133.9 million. The Bank had borrowings of $78.0 million in addition to a letter of credit of $4.0 million and a remaining balance available of $51.9 million at March 31, 2012.

At March 31, 2012, we had tangible and core capital of 9.96% of adjusted total assets, which was in excess of their respective requirements of 1.5% and 4.0%.   We also had risk-based capital of 13.08% of risk weighted assets, which also exceeded its requirement of 8.0%. The Bank was considered “well capitalized” as of March 31, 2012. Regulatory capital is discussed further in Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2012, we have not participated in any unconsolidated entities or financial partnerships, often referred to as structured finance or special entities. We do have significant commitments to fund loans in the ordinary course of business. Such commitments and resulting off-balance sheet risk are further discussed in Note 14 of the Consolidated Financial Statements contained in Item 8 of this report.

The following table presents our contractual cash obligations, excluding deposit obligations, as of March 31, 2012.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$612,091	$203,972	$256,691	$107,928	$43,500
Long-Term Debt	---	---	---	---	---
Total	$612,091	$203,972	$256,691	$107,928	$43,500

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements implemented by us during fiscal 2012 and new pronouncements which will be implemented in the future, see “Summary of Accounting Policies” in our Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Financial Corporation
Staunton, Virginia

We have audited the accompanying consolidated balance sheets of Community Financial Corporation and Subsidiary as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Corporation and Subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
June 26, 2012

50 South Cameron Street
P.O. Box 2560
Winchester, VA 22604
(540) 662-3417	Offices located in: Winchester, Middleburg, Leesburg, Culpeper, and Richmond, Virginia
FAX (540) 662-4211	Member: American Institute of Certified Public Accountants / Virginia Society of Certified Public Accountants

Community Financial Corporation
and Subsidiary

Consolidated Balance Sheets

March 31,	2012	2011
Assets

Cash (including interest bearing deposits of $2,910,622
and $4,118,603)	$8,233,185	$7,897,955
Securities
Held to maturity (fair value approximates $11,343,530
and $2,164,320)	11,344,000	2,198,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	5,206,300	5,561,300
Loans receivable, net of allowance for loan losses of
$8,910,121 and $7,845,950	445,098,108	478,292,834
Real estate owned, net of valuation allowance of $2,502,944 and $1,346,278	9,259,432	10,263,488
Property and equipment, net	8,430,736	8,769,146
Bank owned life insurance	6,781,869	6,553,252
Accrued interest receivable	1,793,611	2,036,639
Prepaid expenses and other assets	7,721,063	8,468,742

Total assets	$503,906,951	$530,080,003

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$372,417,944	$379,044,783
Borrowings	78,000,000	97,000,000
Securities sold under agreements to repurchase	-	1,444,961
Advance payments by borrowers for taxes and insurance	268,465	212,425
Other liabilities	2,817,936	2,617,440

Total liabilities	453,504,345	480,319,609

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.01 par value, $1,000 liquidation value,
authorized 3,000,000 shares, 12,643 outstanding	12,643,000	12,643,000
Common stock, $.01 par value, 10,000,000 authorized
shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(207,065)	(327,701)
Additional paid-in capital	5,599,052	5,599,052
Retained earnings	33,094,380	32,028,909
Accumulated other comprehensive (loss), net	(1,373,531)	(829,636)

Total stockholders’ equity	50,402,606	49,760,394

Total liabilities and stockholders’ equity	$503,906,951	$530,080,003
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income

Year Ended March 31,	2012	2011

Interest and dividend income
Loans	$26,023,523	$27,330,101
Investment securities	102,086	38,544
Other investments	227,341	216,338

Total interest and dividend income	26,352,950	27,584,983

Interest expense
Deposits	3,282,705	4,911,753
Borrowed money	161,604	700,004

Total interest expense	3,444,309	5,611,757

Net interest income	22,908,641	21,973,226

Provision for loan losses	4,908,198	6,469,212

Net interest income after provision for
loan losses	18,000,443	15,504,014

Noninterest income
Service charges, fees and commissions	3,411,965	3,711,800
Other	374,663	345,126

Total noninterest income	3,786,628	4,056,926

Noninterest expense
Compensation and employee benefits	8,995,360	8,661,698
Occupancy	1,669,787	1,518,331
Data processing	1,661,468	1,513,035
Advertising	518,140	522,072
Professional fees	313,117	410,328
Deposit insurance	416,652	699,681
Real estate owned and collections	4,252,305	2,601,027
Other	1,166,319	1,269,412

Total noninterest expense	18,993,148	17,195,584

Community Financial Corporation
and Subsidiary

Consolidated Statements of Income
(Continued)

Year Ended March 31,	2012	2011

Income before income taxes	$2,793,923	$2,365,356

Income tax expense	975,666	843,102

Net income	1,818,257	1,522,254

Amortization of discount on preferred stock	(120,636)	(120,636)

Cumulative dividends on preferred stock	(632,150)	(632,150)

Net income available to common
stockholders	$1,065,471	$769,468

Earnings per common share
Basic	$0.24	$0.18
Diluted	$0.24	$0.18
See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Stockholders’ Equity

							Accumulated
				Discount on	Additional		Other Compre-	Total
	Preferred	Common		Preferred	Paid-in	Retained	hensive	Stockholders’
	Stock	Stock	Warrants	Stock	Capital	Earnings	(Loss), Net	Equity

Balance, March 31, 2010	$12,643,000	$43,617	$603,153	$(448,337)	$5,577,958	$31,259,441	$(666,957)	$49,011,875
Comprehensive income:
Net income	-	-	-	-	-	1,522,254	-	1,522,254
Pension liability adjustment,
net of tax	-	-	-	-	-	-	(162,679)	(162,679)
Total comprehensive income								1,359,575
Amortization of discount on
preferred stock	-	-	-	120,636	-	(120,636)	-	-
Stock-based compensation	-	-	-	-	21,094	-	-	21,094
Dividend on preferred stock	-	-	-	-	-	(632,150)	-	(632,150)

Balance, March 31, 2011	12,643,000	43,617	603,153	(327,701)	5,599,052	32,028,909	(829,636)	49,760,394
Comprehensive income:
Net income	-	-	-	-	-	1,818,257	-	1,818,257
Pension liability adjustment,
net of tax	-	-	-	-	-	-	(543,895)	(543,895)
Total comprehensive income								1,274,362
Amortization of discount on
preferred stock	-	-	-	120,636	-	(120,636)	-	-
Dividend on preferred stock	-	-	-	-	-	(632,150)	-	(632,150)
Balance, March 31, 2012	$12,643,000	$43,617	$603,153	$(207,065)	$5,599,052	$33,094,380	$(1,373,531)	$50,402,606

See accompanying summary of accounting policies and notes to consolidated financial statements.

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows

Year Ended March 31,	2012	2011

Operating activities
Net income	$1,818,257	$1,522,254
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	4,908,198	6,469,212
Losses/impairment on foreclosed assets	3,319,105	2,359,495
Depreciation	632,607	627,361
Stock-based compensation expense	-	21,094
(Increase) decrease in net deferred loan
origination costs	(14,989)	(20,597)
Deferred income tax expense	432,855	473,197
Decrease (increase) in other assets	(194,660)	2,117,258
Increase in other liabilities	256,536	177,761

Net cash provided by operating activities	11,157,909	13,747,035

Investing activities
Proceeds from maturities of held to
maturity securities	10,698,000	2,698,000
Proceeds from redemption of available
for sale securities	---	34,750
Purchase of held to maturity securities	(19,844,000)	(3,198,000)
Net decrease in loans	17,173,432	2,379,851
Purchase of property and equipment	(294,197)	(475,737)
Proceeds from sale of real estate owned	8,998,552	5,677,509
Improvements to real estate owned	(185,516)	(304,179)
Redemption of FHLB stock	355,000	622,300

Net cash provided by
investing activities	16,901,271	7,434,494

Community Financial Corporation
and Subsidiary

Consolidated Statements of Cash Flows
(Continued)

Year Ended March 31,	2012	2011

Financing activities
Net (decrease) increase in certificates of deposit	$(28,619,418)	$(33,772,052)
Net increase in savings and checking deposits	21,992,579	14,396,505
Increase (decrease) in securities sold under
agreements to repurchase	(1,444,961)	599,458
Dividends paid	(632,150)	(632,150)
Net change in borrowings	(19,000,000)	750,000

Net cash (used in) financing activities	(27,703,950)	(18,658,239)

Increase in cash and cash
equivalents	355,230	2,523,290

Cash and cash equivalents – beginning of year	7,897,955	5,374,665

Cash and cash equivalents – end of year	$8,233,185	$7,897,955

Supplemental Disclosure of Cash Flow
Information

Cash payments of interest expense	$3,464,683	$5,709,615

Cash payments of income taxes	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Pension liability adjustment	$(1,081,290)	$(262,386)

Transfers from loans to real estate acquired
through foreclosure	$11,128,085	$14,457,276
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

The Office of the Comptroller of the Currency ("OCC") System became the primary regulator for federally chartered savings associations and the Board of Governors of the Federal Reserve System became the primary regulator for savings and loan holding companies during the fiscal year ended March 31, 2012.

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

The Corporation generally places loans on nonaccrual status after being delinquent greater than 90 days or earlier if the Corporation becomes aware that the borrower has entered bankruptcy proceedings, or in situations in which the loans have developed inherent problems prior to being 90 days delinquent that indicate payments of principal or interest will not be made in full.  Whenever the accrual of interest is stopped, previously accrued but uncollected interest income is reversed.  Thereafter, interest is recognized only as cash is received until the loan is reinstated to accrual status.  Loans are returned to accrual status when all the principal and interest amounts

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(Continued)

contractually due are brought current and future payments are reasonably assured. The Corporation may continue to accrue interest on certain loans that are 90 days or more delinquent if the Corporation has reason to believe that all principal and interest payments will be collected such as well secured loans.

One-to-Four-Family Residential Real Estate Lending

Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(Continued)

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to indentify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment extensions or forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of fair value, less selling costs on the property at the date of foreclosure.  Costs relating to the development and improvement of property are capitalized, whereas those relating to holding the property are charged to expense.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(Continued)

receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not  maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Community Financial Corporation
and Subsidiary

Summary of Accounting Policies
(Continued)

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Fair Value Measurements

Fair value of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 6.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect estimates.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation. Losses on OREO in the amount of $1,701,322 have been reclassified from the Provision for loan losses to Real estate owned and collections in the consolidated statement of income for the fiscal year ended March 31, 2011.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Corporation does not expect the adoption of ASU 2011-04 to have a material impact on the Corporation’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Corporation does not expect the adoption of ASU 2011-05 to have a material impact on the Corporation’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation does not expect the adoption of ASU 2011-12 to have a material impact on the Corporation’s consolidated financial statements.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.        Securities

A summary of the amortized cost and estimated market values of securities is as follows:

March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Held to Maturity

United States government and
agency obligations	$10,000,000	$17,430	$17,900	$9,999,530

Other	1,344,000	-	-	1,344,000
	11,344,000	17,430	17,900	11,343,530
Available for Sale

Equity securities	38,647	-	-	38,647

	$11,382,647	$17,430	$17,900	$11,382,177

March 31, 2011

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$2,000,000	-	$33,680	$1,966,320

Other	198,000	-	-	198,000
	2,198,000	-	33,680	2,164,320
Available for Sale

Equity securities	38,647	-	-	38,647

	$2,236,647	-	$33,680	$2,202,967

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.        Securities (continued)

The amortized cost and estimated market value of securities at March 31, 2012, by contractual maturity, are as follows:

		Estimated
	Amortized	Market
	Cost	Value
Held to Maturity

Due in one year or less	$348,000	$348,000
Due in one through five years	4,496,000	4,512,395
Over five years	6,500,000	6,483,135
	11,344,000	11,343,530

Available for Sale

Equity securities	38,647	38,647

	$11,382,647	$11,382,177

Securities having a market value of $1,500,155 at March 31, 2011 were pledged by the Corporation for purposes required by law. No securities were pledged at March 31, 2012.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.           Securities (continued)

Information pertaining to securities with gross unrealized losses at March 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Value	Losses	Value
Held to Maturity

United States government and
agency obligations	$17,900	$5,982,100	$ -	$ -

March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Value	Losses	Value
Held to Maturity

United States government and
agency obligations	$33,680	$1,966,320	$ -	$ -

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

1.        Securities (continued)

United States government and agency obligations.  The unrealized loss on the six investments in direct obligations of U.S. government agencies was caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost bases of the investment.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

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

The Corporation's investment in FHLB stock totaled $5,206,300 at March 31, 2012.   FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. We do not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

2.        Loans Receivable, Net

Loans receivable by segment are summarized as follows:

March 31,	2012	2011

Residential	$182,430,665	$195,128,796
Commercial - real estate	137,562,743	143,593,055
Construction and land development	50,113,695	58,879,212
Commercial – non real estate	48,618,808	49,085,530
Consumer – non real estate	34,583,824	38,721,182
	453,309,735	485,407,775
Less:
Deferred loan (costs), net	(698,494)	(731,009)
Allowance for loan losses	8,910,121	7,845,950
	8,211,627	7,114,941
	$445,098,108	$478,292,834

Loans serviced for others amounted to $138,129 and $211,616 at March 31, 2012 and 2011, respectively.  The loans are not included in the accompanying consolidated balance sheets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

A summary of the allowance for loan losses is as follows:

Year Ended March 31,	2012	2011

Balance at beginning of year	$7,845,950	$8,052,875
Provision for loan loss	4,908,198	6,469,212
Loans charged-off	(4,026,264)	(7,020,028)
Recoveries of loans previously charged-off	182,237	343,891
Balance at end of year	$8,910,121	$7,845,950

The allowance for loan losses allocated by segment is as follows:

Year Ended March 31, 2012
	Commercial – Non Real Estate	Commercial – Real Estate	Construction and Land Development	Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090	$549,393	$352,948	$4,621,111	$7,845,950
Provision	1,589,086	(1,450,445)	1,397,349	227,148	3,145,060	4,908,198
Chargedoff	(364,344)	(206,328)	(144,509)	(189,741)	(3,121,342)	(4,026,264)
Recoveries	8,242	---	538	108,332	65,125	182,237
Ending Balance	$1,332,392	$566,317	$1,802,771	$498,687	$4,709,954	$8,910,121
Individually evaluated for impairment	$566,942	$116,583	$140,900	$77,666	$608,969	$1,511,060
Collectively evaluated for impairment	765,450	449,734	1,661,871	421,021	4,100,985	7,399,061

Loans:
Individually evaluated for impairment	$1,571,433	$11,697,126	$3,319,004	$455,411	$10,143,625	$27,186,599
Collectively evaluated for impairment	47,047,375	125,865,617	46,794,691	34,128,413	172,287,040	426,123,136
Ending Balance:	$48,618,808	$137,562,743	$50,113,695	$34,583,824	$182,430,665	$453,309,735

The changes in the provision for loan losses are primarily determined by the loss experience for the applicable loan classification.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

The allowance for loan losses allocated by segment is as follows:

Year Ended March 31, 2011
	Commercial – Non Real Estate	Commercial – Real Estate	Construction and Land Development		Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$68,695	$257,770	$	---	$16,541	$1,707,734	$2,050,740
Collectively evaluated for impairment	30,713	1,965,320		549,393	336,407	2,913,377	5,795,210
Ending Balance:	$99,408	$2,223,090		$549,393	$352,948	$4,621,111	$7,845,950

Loans:
Individually evaluated for impairment	$4,015,871	$13,863,449		$912,028	$255,650	$16,139,000	$35,185,998
Collectively evaluated for impairment	45,069,659	129,729,606		57,967,184	38,465,532	178,989,796	450,221,777
Ending Balance:	$49,085,530	$143,593,055		$58,879,212	$38,721,182	$195,128,796	$485,407,775

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

Nonaccrual loans included in the impaired loan disclosure amounted to $12,206,705 and $6,175,599 at March 31, 2012 and 2011, respectively.  If interest on these loans had been accrued, such income would have approximated $211,945 and $327,857 for the years ended March 31, 2012 and 2011, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.           Loans Receivable, Net (continued)

Impaired loans by class are as follows:

Year Ended March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$496,164	$496,164	$	---	$584,174		$23,993
Commercial Real Estate
Commercial Real Estate	10,147,439	10,147,439		---	10,156,005		366,944
Multifamily	943,791	943,791		---	943,791		56,627
Construction and Land Development
Residential	1,009,843	1,009,843		---	654,567		24,474
Other Construction and Land Development	1,139,660	1,139,660		---	1,370,621		25,868
Consumer – Non Real Estate
Automobile	52,983	52,983		---	126,817		---
Other	175,946	228,929		---	141,484		---
Residential
Single Family	6,434,085	6,434,085		---	6,990,053		294,261
Equity Lines and Loans	600,059	600,059		---	981,298		7,810

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$1,075,269	$1,075,269		$566,942	$700,246	$	---
Commercial Real Estate
Commercial Real Estate	526,807	526,807		81,807	1,176,136		---
Multifamily	79,089	79,089		34,776	82,288		---
Construction and Land Development
Residential	---	---		---	---		---
Other Construction and Land Development	1,169,501	1,169,501		140,900	440,682		---
Consumer – Non Real Estate
Automobile	---	---		---	---		---
Other	226,482	226,482		77,666	127,369		---
Residential
Single Family	2,624,532	2,624,532		377,145	3,553,900		---
Equity Lines and Loans	484,949	484,949		231,824	579,503		---

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

Impaired loans by class are as follows (continued):

Year Ended March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,571,433	$1,571,433	$566,942	$1,284,420	$23,993
Commercial Real Estate
Commercial Real Estate	10,674,246	10,674,246	81,807	11,332,141	366,944
Multifamily	1,022,880	1,022,880	34,776	1,026,079	56,627
Construction and Land Development
Residential	1,009,843	1,009,843	---	654,567	24,474
Other Construction and Land Development	2,309,161	2,309,161	140,900	1,811,303	25,868
Consumer – Non Real Estate
Automobile	52,983	52,983	---	126,817	---
Other	402,428	230,170	77,666	268,853	---
Residential
Single Family	9,058,617	9,230,875	377,145	10,543,953	294,261
Equity Lines and Loans	1,085,008	1,085,008	231,824	1,560,801	7,810

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

Impaired loans by class are as follows:

Year Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$3,909,295	$3,909,295	$	---	$1,814,361	$185,434
Commercial Real Estate
Commercial Real Estate	12,330,888	12,330,888		---	7,014,822	733,552
Multifamily	943,791	943,791		---	306,226	60,898
Construction and Land Development
Residential	321,114	321,114		---	323,182	16,056
Other Construction and Land Development	590,914	590,914		---	695,445	10,198
Consumer – Non Real Estate
Automobile	211,494	211,494		---	190,448	14,623
Other	27,615	27,615		---	39,692	1,573
Residential
Single Family	10,443,463	10,443,463		---	6,085,676	526,808
Equity Lines and Loans	158,493	158,493		---	247,320	5,769

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$106,576	$106,576		$68,695	$1,855,492	$7,128
Commercial Real Estate
Commercial Real Estate	493,867	493,867		207,867	1,271,307	---
Multifamily	94,903	94,903		49,903	47,452	4,271
Construction and Land Development
Residential	---	---		---	658,538	---
Other Construction and Land Development	---	---		---	1,713,795	---
Consumer – Non Real Estate
Automobile	13,561	13,561		13,561	3,390	504
Other	2,980	2,980		2,980	1,490	---
Residential
Single Family	5,392,344	5,392,344		1,563,034	3,504,700	168,012
Equity Lines and Loans	144,700	144,700		144,700	219,714	2,080

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

Impaired loans by class are as follows (continued):

Year Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total:
Commercial – Non Real Estate
Commercial & Industrial	$4,015,871	$4,015,871	$68,695	$3,669,853	$192,562
Commercial Real Estate
Commercial Real Estate	12,824,755	12,824,755	207,867	8,286,129	733,552
Multifamily	1,038,694	1,038,694	49,903	353,678	65,169
Construction and Land Development
Residential	321,114	321,114	---	981,720	16,056
Other Construction and Land Development	590,914	590,914	---	2,409,240	10,198
Consumer – Non Real Estate
Automobile	225,055	225,055	13,561	193,838	15,127
Other	30,595	30,595	2,980	41,182	1,573
Residential
Single Family	15,835,807	15,835,807	1,563,034	9,590,376	694,820
Equity Lines and Loans	303,193	303,193	144,700	467,034	7,849

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.        Loans Receivable, Net (continued)

For the year ended March 31, 2012, loans modified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $21,115,000.  At March 31, 2012, $18,871,000 of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There was $21,042,000 in troubled debt restructurings at March 31, 2011.  The following table provides further information regarding our troubled debt restructurings during the periods ended March 31, 2012:

	Year Ended March 31, 2012
	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Residential	4	$988,643	$1,000,155
Commercial - real estate	3	1,271,646	1,282,470
Construction and Land Development	3	545,806	545,806
Commercial – non real estate	1	128,771	128,771
Consumer – non real estate	-	---	---
Total	11	$2,934,866	$2,957,202

The table below shows troubled debt restructurings that subsequently defaulted within twelve months of modification as of March 31, 2012:

Twelve Months Ended March 31, 2012
	Number of Contracts	Recorded Investment
Residential	-	$	---
Commercial - real estate	-		---
Construction and Land Development	-		---
Commercial – non real estate	-		---
Consumer – non real estate	4		26,320
Total	4		$26,320

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.           Loans Receivable, Net (continued)

Nonaccrual and past due loans by class are as follows:

Year Ended March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Accruing Loans 90 Days or More Past Due	Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$633,659	$502,674	$365,985	$1,502,318	$305,581	$1,232,156
Commercial Real Estate
Commercial Real estate	1,710,467	---	3,384,970	5,095,437	2,453,359	4,046,735
Multifamily	---	943,792	79,089	1,022,881	---	79,089
Construction and Land Development
Residential	283,125	---	520,354	803,479	---	520,354
Other Construction and Land Development	121,083	20,622	132,147	273,852	---	1,558,814
Consumer – Non Real Estate
Automobile	417,745	46,932	72,627	537,304	28,904	52,983
Other	86,465	35,305	232,997	354,767	2,827	230,170
Residential
Single Family	1,622,088	3,059,536	1,271,891	5,953,515	137,085	3,569,655
Equity Lines and Loans	318,148	208,785	431,800	958,733	---	916,749
Totals	$5,192,780	$4,817,646	$6,491,860	$16,502,286	$2,927,756	$12,206,705

As of March 31, 2012, the Company had $2,927,756 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.  Nonaccrual loans are included in Total Past Due.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.           Loans Receivable, Net (continued)

Nonaccrual and past due loans by class are as follows:

Year Ended March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Accruing Loans 90 Days or More Past Due		Nonaccrual Loans
Commercial – Non Real Estate
Commercial & Industrial	$743,540	$609,235	$606,202	$1,958,977	$	---	$606,202
Commercial Real Estate
Commercial Real estate	239,678	1,754,785	1,236,047	3,230,510		---	1,236,047
Multifamily	---	---	---	---		---	---
Construction and Land Development
Residential	---	---	---	---		---	---
Other Construction and Land Development	335,602	---	337,747	673,349		---	337,747
Consumer – Non Real Estate
Automobile	441,153	122,476	74,699	638,328		---	74,699
Other	16,167	285,055	3,821	305,043		---	3,821
Residential
Single Family	755,029	717,528	3,660,755	5,133,312		---	3,660,755
Equity Lines and Loans	404,394	150,033	256,328	810,755		---	256,328
Totals	$2,935,563	$3,639,112	$6,175,599	$12,750,274	$	---	$6,175,599

As of March 31, 2011, the Company did not have any loans greater than 90 days past due and still accruing interest.  Nonaccrual loans are included in Total Past Due.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.          Loans Receivable, Net (continued)

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

Credit Quality by class is as follows:

Year Ended March 31, 2012

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,349,018	$4,202,456	$5,086,240	$981,094	$	---
Commercial Real Estate
Commercial Real estate	99,482,793	10,758,946	11,824,719	---		---
Multifamily	14,473,405	---	1,022,880	---		---
Construction and Land Development
Residential	5,374,826	2,560,717	803,479	---		---
Other Construction and Land Development	32,578,704	5,751,445	3,044,524	---		---
Consumer – Non Real Estate
Automobile	27,268,619	59,157	63,098	---		---
Other	6,767,017	190,903	8,548	226,482		---
Residential
Single Family	116,061,654	8,138,858	11,548,057	---		---
Equity Lines and Loans	44,311,595	973,496	1,397,005	---		---
Totals	$384,667,631	$32,635,978	$34,798,550	$1,207,576	$	---

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

2.          Loans Receivable, Net (continued)

Credit Quality by class is as follows:

Year Ended March 31, 2011

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,043,245	$4,858,861	$6,112,424	$71,000	$	---
Commercial Real Estate
Commercial Real estate	101,373,538	17,705,767	7,806,399	---		---
Multifamily	15,676,684	---	1,030,667	---		---
Construction and Land Development
Residential	13,329,025	855,077	332,000	---		---
Other Construction and Land Development	37,992,787	4,424,158	1,946,165	---		---
Consumer – Non Real Estate
Automobile	30,824,809	226,026	235,550	---		---
Other	7,012,773	29,057	392,967	---		---
Residential
Single Family	121,410,759	12,964,909	13,822,691	---		---
Equity Lines and Loans	43,823,032	2,382,852	724,553	---		---
Totals	$409,486,652	$43,446,707	$32,403,416	$71,000	$	---

3.        Other Real Estate Owned (OREO)

At March 31, 2012 and 2011, OREO was $9,259,432 and $10,263,488, respectively.  OREO is primarily comprised of residential single family properties, residential lots and commercial real estate.  Changes in the balance for OREO are as follows:

March 31,	2012	2011

Balance at the beginning of year, gross	$11,609,766	$4,022,853
Transfers from loans	11,128,085	14,457,276
Capitalized costs	185,516	304,179
Sales proceeds	(8,998,552)	(5,677,509)
(Loss) on disposition	(2,162,439)	(1,497,033)
Balance at the end of year, gross	11,762,376	11,609,766
Less valuation allowance	(2,502,944)	(1,346,278)
Balance at the end of year, net	$9,259,432	$10,263,488

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

3.        Other Real Estate Owned (OREO) (Continued)

Changes in the allowance for OREO are as follows:

Balance at the beginning of the year	$1,346,278	$992,284
Provision for losses	3,047,889	1,402,359
Charge-offs, net	(1,891,223)	(1,048,365)
Balance at the end of year	$2,502,944	$1,346,278

Expenses applicable to OREO, other than the valuation allowance, were $1,050,568 and $931,987 for the years ended March 31, 2012 and 2011, respectively.

4.        Property and Equipment

Property and equipment are summarized as follows:

March 31,	2012	2011

Buildings	$8,888,447	$8,870,546
Land and improvements	2,793,404	2,793,404
Furniture and equipment	6,446,933	6,191,553
Construction in progress	21,164	16,783
	18,149,948	17,872,286
Less accumulated depreciation and amortization	9,719,212	9,103,140
Property and equipment, net	$8,430,736	$8,769,146

Depreciation expense for the years ended March 31, 2012 and 2011 amounted to $632,607 and $627,361, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

5.        Deposits

Deposits are summarized as follows:

March 31,	2012	2011

Demand deposits
Noninterest bearing	$33,386,704	$27,560,553
Savings accounts	35,657,310	33,997,042
NOW accounts	55,078,676	47,885,332
Money market deposit accounts	51,089,218	43,849,794

Total demand deposits	175,211,908	153,292,721

Time deposits	197,206,036	225,752,062

	$372,417,944	$379,044,783

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was $79,886,523 and $83,906,174 at March 31, 2012 and 2011, respectively.

Time deposits mature as follows:

Year Ending March 31,

2013	$148,548,565
2014	22,261,185
2015	8,540,333
2016	10,102,063
2017	7,753,890

$197,206,036

At March 31, 2012 and 2011, overdraft demand deposits reclassified to loans totaled $98,650 and $83,831, respectively.

Brokered time deposits totaled $19,097,035 and $15,323,370 at March 31, 2012 and 2011, respectively, and are included in time deposits above.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

5.           Deposits (continued)

Interest expense on deposits is summarized as follows:

Year Ended March 31,	2012	2011

Time deposits	$2,738,686	$4,138,751
Money market deposit and NOW accounts	450,999	597,465
Savings	93,020	175,537

	$3,282,705	$4,911,753

6.        Fair Value Measurements

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date  under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact business at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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
Valuation is based on observable inputs, including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

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

The following describes the valuation techniques used by the Corporation to measure certain financial assets  recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and 2011:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

March 31, 2012:
Equity securities	$38,647	$-	$38,647	$-

March 31, 2011:
Equity securities	$38,647	$-	$38,647	$-

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

The following describes the valuation techniques used by the Corporation to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan, the fair value of the collateral or discounted cash flow analyses.  Fair value is

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

6.        Fair Value Measurements (continued)

Impaired Loans (continued): typically measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over twelve months old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Loans valued using discounted cash flow analyses are considered Level 3.  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Real Estate Owned: Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions.  Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset or repossession as nonrecurring Level 3. Any fair value adjustments are recorded in the period incurred as real estate owned expense in the Consolidated Statements of Income.

The following table summarizes the Corporation’s assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Assets
Impaired loans net of
valuation allowance	$4,675,569	$-	$1,582,600	$3,092,969
Real estate owned	$9,259,432	$-	$6,697,877	$2,561,555

March 31, 2011
Assets
Impaired loans net of
valuation allowance	$4,198,191	$-	$4,160,712	$37,479
Real estate owned	$10,263,488	$-	$8,868,814	$1,394,674

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

6.        Fair Value Measurements (continued)

The estimated fair values of the Corporation's financial instruments are as follows:

March 31,	2012		2011
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$8,233	$8,233	$7,898	$7,898
Securities	11,383	11,382	2,237	2,203
Federal Home Loan Bank stock, restricted	5,206	5,206	5,561	5,561
Loans, net	445,098	434,282	478,293	490,657
Accrued interest receivable	1,794	1,794	2,037	2,037

Financial liabilities
Deposits	$372,418	$373,882	$379,045	$382,055
Borrowings	78,000	77,992	97,000	96,998
Securities sold under agreements to repurchase	-	-	1,445	1,445
Accrued interest payable	30	30	50	50

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

Notes to Consolidated Financial Statements

6.       Fair Value of Financial Instruments (continued)

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2012 and 2011, the fair value of loan commitments and standby letters of credit were deemed immaterial.

7.        Borrowings

Advances from the Federal Home Loan Bank and other borrowings are summarized as follows:

Due in year ending March 31,

2013	$78,000,000

The weighted average interest rate on borrowings was 0.22% and 0.23% at March 31, 2012 and 2011, respectively.  The fixed-rate FHLB advances are collateralized by the investment in FHLB stock and the Corporation's portfolio of first mortgage loans, multi-family, commercial real estate, second mortgage and home equity lines of credit under a Blanket Floating Lien Agreement.  Value of this collateral as of March 31, 2012 was $132,247,680.

Information related to borrowing activity of the borrowings is as follows:

Year Ended March 31,	2012	2011

Maximum amount outstanding during the year	$99,000,000	$108,000,000

Average amount outstanding during the year	$91,836,064	$96,402,388

Average interest rate during the year	0.17%	0.71%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

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

The following is a summary of certain information regarding the Corporation’s repurchase agreements:

Year Ended March 31,	2012	2011

Balance at end of year	$-	$1,444,961

Weighted average interest rate during the year	0.24%	0.91%

Average amount outstanding during the year	$811,116	$1,339,032

Maximum amount outstanding at any month end
during the year	$2,798,605	$2,653,374

9.        Income Taxes

The Corporation files income tax returns in the U.S. federal jurisdiction and the state of Virginia.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Deferred tax assets (liabilities), included in the consolidated balance sheets are as follows:

March 31,	2012	2011

Deferred tax assets
Allowance for losses	$3,385,846	$2,981,461
Deferred compensation	831,425	759,533
Securities impairment	4,248	4,248
Pension	824,185	415,713
Real estate owned	1,942,548	1,886,110
Nonaccrual interest	75,320	124,586
Credit carryforward	-	458,881

	7,063,572	6,630,532
Deferred tax liabilities
Depreciable assets	(49,655)	(173,320)
Net deferred tax asset	$7,013,917	$6,457,212

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

9.           Income Taxes (continued)

In accordance with ASC 740, Income Taxes, the Corporation was unable to recognize the deferred tax benefit related to the OTTI charge on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008.  Tax laws in effect at September 30, 2008 characterized the loss as a capital loss.  The Company did not have sufficient capital gain income to offset the loss and therefore set up a valuation allowance related to the capital loss.  Subsequent to the September 30, 2008 quarter, the U.S. Congress passed the Emergency Economic Stabilization Act which re-characterized the OTTI loss on the Company’s Fannie Mae and Freddie Mac preferred stock to ordinary from capital for tax purposes. The tax benefit related to this loss of $11.5 million based on the Company’s approximate income tax rate of 38% was $4.4 million.  Therefore the Company recognized the deferred tax asset during the quarter ended December 31, 2008, the period of enactment, as required by ASC 740.  The Company also determined that it had sufficient taxable income available in carryback years and probable future taxable income to fully recognize the deferred tax asset.  The deferred tax asset related to the OTTI loss was $4,248 and $4,248 at March 31, 2012 and 2011, respectively.  During the year ended March 31, 2011, the Corporation sold and therefore realized losses for tax purposes on a portion of the preferred stock.

The provision for income taxes charged to operations for the years ended March 31, 2012 and 2011, consists of the following:

Year Ended March 31,	2012	2011

Current	$1,199,017	$1,316,299
Deferred	(223,351)	(473,197)

	$975,666	$843,102

Differences between the statutory and effective tax rates are summarized as follows:

Year Ended March 31,	2012	2011

Tax at statutory rate	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal benefit	5.8	4.1
Bank-owned life insurance	(1.8)	(1.8)
Other	(3.1)	(0.7)

	34.9%	35.6%

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

10.         Comprehensive Income

The components of comprehensive income are summarized as follows:

Year Ended March 31,	2012	2011

Net income	$1,818,257	$1,522,254
Other comprehensive (loss), net of tax:
Pension liability adjustment	(877,249)	(262,386)
Income tax benefit related to items of other comprehensive (loss)	333,354	99,707
Total other comprehensive (loss), net of tax	(543,895)	(162,679)

Total comprehensive income	$1,274,362	$1,359,575

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

March 31,	2012	2011

Pension liability adjustment	$(2,215,372)	$(1,338,123)
Tax effect	841,841	508,487

Net-of-tax amount	$(1,373,531)	$(829,636)

11.        Stockholders’ Equity and Regulatory Capital Requirements

Savings institutions must maintain specific capital standards that are no less stringent than the capital standards applicable to national banks.  The OCC regulations currently have three capital standards including (i) a tangible capital requirement, (ii) a core capital requirement, and (iii) a risk-based capital requirement.  The tangible capital standard requires savings institutions to maintain tangible capital of not less than 1.5% of adjusted total assets.  The core capital standard requires a savings institution to maintain core capital of not less than 4.0% of adjusted total assets.  The risk-based capital standard requires risk-based capital of not less than 8.0% of risk-weighted assets.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

11.        Stockholders’ Equity and Regulatory Capital Requirements (continued)

The following table represents the Bank's regulatory capital levels, relative to the OCC requirements applicable at that date:

	Well Capitalized	Well Capitalized
	Amount	Percent	Actual	Actual	Excess
March 31, 2012	Required	Required	Amount	Percent	Amount
(In Thousands)

Tangible Capital	$25,327	5.00%	$50,473	9.96%	$25,146
Core Capital	30,393	6.00	50,473	9.96	20,080
Risk-based Capital	42,691	10.00	55,835	13.08	13,144

	Well Capitalized	Well Capitalized
	Amount	Percent	Actual	Actual	Excess
March 31, 2011	Required	Required	Amount	Percent	Amount

Tangible Capital	$26,610	5.00%	$49,592	9.32%	$22,982
Core Capital	31,932	6.00	49,592	9.32	17,660
Risk-based Capital	44,933	10.00	55,209	12.29	10,276

The Bank may not declare or pay a cash dividend, or repurchase any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below certain requirements imposed by federal regulations.

Capital distributions by OCC-regulated savings banks are limited by regulation ("Capital Distribution Regulation").  Capital distributions are defined to include, in part, dividends, stock repurchases and cash-out mergers. The Capital Distribution Regulation requires that savings banks provide the applicable OCC District Director and Federal Reserve with a 30-day advance written notice or, under certain circumstances an application in connection with all proposed capital distributions. Savings banks are generally permitted to make capital distributions during a calendar year equal to net income for the current year plus the previous two years net income, less capital distributions paid over that same time period.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

11.        Stockholders’ Equity and Regulatory Capital Requirements (continued)

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

12.        Earnings Per Common Share

During the year ended March 31, 2003, the Board of Directors authorized a stock repurchase program under which 368,706 shares of the Corporation’s stock may be repurchased. No shares were repurchased during the fiscal years ended March 31, 2012 or 2011.

Earnings per common share are calculated as follows:

Year Ended March 31,	2012	2011

Basic earnings per common share

Income available to common shareholders	$1,065,471	$769,468

Weighted average shares outstanding	4,361,658	4,361,658

Basic earnings per common share	$0.24	$0.18

Diluted earnings per common share

Income available to common shareholders	$1,065,471	$769,468

Weighted average shares outstanding	4,361,658	4,361,658

Dilutive effect of stock options	36,842	321

Total weighted average shares outstanding	4,398,500	4,361,979

Diluted earnings (loss) per common share	$0.24	$0.18

During the years ended March 31, 2012 and 2011, stock options and warrants representing 236,025 shares and 282,750 shares, respectively, on average were not included in the calculation of earnings per share because their effect would have been antidilutive.

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

March 31,	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$5,516,920	$4,570,285
Service cost	371,775	338,646
Interest cost	314,010	274,515
Actuarial (gain) loss	900,743	(13,499)
Benefits paid	(386,908)	(88,027)
Prior service cost	-	435,000

Benefit obligation at end of year	6,716,540	5,516,920

Change in plan assets:
Fair value of plan assets at beginning of year	4,416,382	3,667,989
Actual return on plan assets	272,942	386,420
Employer contribution	232,288	450,000
Benefits paid	(386,908)	(88,027)

Fair value of plan assets at end of year	4,534,704	4,416,382

Funded status	$(2,181,836)	$(1,100,538)

Amounts recognized in the balance sheet:
Other liabilities	$2,181,836	$1,100,538

Amounts recognized in accumulated other comprehensive (loss):
Net (loss)	$(2,215,372)	$(1,338,123)

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.        Employee Benefit Plans (continued)

The accumulated benefit obligation for the defined benefit pension plan was $5,311,163 and $4,156,158 as of March 31, 2012 and 2011, respectively.

Year Ended March 31,	2012	2011

Components of net periodic pension cost:

Service cost	$371,775	$338,646
Interest cost	314,010	274,515
Expected return on plan assets	(318,720)	(283,918)
Recognized net actuarial loss	33,022	20,363
Amortization of prior service cost	36,250	36,250
Net periodic benefit cost	436,337	385,856

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss (gain)	913,499	(136,364)
Prior service cost	(36,250)	398,750
Deferred income tax (benefit)	(333,354)	(99,707)
Total recognized in other comprehensive loss	543,895	162,679

Total recognized in net periodic benefit cost and
other comprehensive loss	$1,313,586	$548,535

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.        Employee Benefit Plans (continued)

The following assumed rates were used in determining the benefit obligations:

Year Ended March 31,	2012	2011
Weighted average discount rate	4.75%	5.75%
Increase in future compensation levels	3.00%	4.00%

The following assumed rates were used in determining the net periodic pension costs:

Year Ended March 31,	2012	2011

Weighted average discount rate	5.75%	6.00%

Expected long-term rate of return on plan assets	7.00%	7.00%

Increase in future compensation levels	3.00%	4.00%

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

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

	Fair Value Measurements at March 31, 2012
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Cash and due from broker	$7,235	$7,235	$-	$-
Equities	1,253,758	1,253,758	-	-
Fixed income	3,273,711	3,273,711	-	-

Total	$4,534,704	$4,534,704	$-	$-

	Fair Value Measurements at March 31, 2011
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Cash and due from broker	$4,192	$4,192	$-	$-
Equities	1,138,605	1,138,605	-	-
Fixed income	3,273,585	3,273,585	-	-

Total	$4,416,382	$4,416,382	$-	$-

The investment policy of the Plan is to employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.  This consideration involves the use of long-term measures that address both return and risk.  The investment portfolio contains a diversified blend of equity and fixed income investments.  Investment risks and returns are measured and monitored on an ongoing basis through regular investment portfolio reviews.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.        Employee Benefit Plans (continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at March 31, 2012 and 2011, by asset category are as follows:

March 31,	2012	2011

Fixed income securities	72%	74%
Equity securities	28%	26%
	100%	100%

The Corporation made a contribution of $550,595 to its pension plan for the year ended March 31, 2012 during the June 30, 2012 quarter.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Year Ending March 31,

2013	$124,586
2014	181,995
2015	208,238
2016	220,195
2017	217,721
2017-2022	1,363,016

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

13.        Employee Benefit Plans (continued)

Employee Stock Ownership Plan

The Employee Stock Ownership and 401(k) Profit Sharing Plan (the "Plan") is a combination of a profit sharing plan with 401(k) and a stock bonus plan.  The Plan provides for retirement, death, and disability benefits for all eligible employees.

An employee becomes eligible for participation after completion of 90 days of service.  After meeting the eligibility requirements, an employee becomes a member of the Plan on the earliest January 1, April 1, July 1, or October 1 occurring on or after his or her qualification.

The contributions to the Plan are discretionary and are determined by the Board of Directors.  The contributions are limited annually to the maximum amount permitted as a tax deduction under the applicable Internal Revenue Code provisions.

Plan expenses were approximately $240,000 and $235,000 for the years ended March 31, 2012 and 2011, respectively.

Salary Continuation Agreements

The Bank has entered into Salary Continuation Agreements with Messrs. Smiley and Giles. Benefits will commence upon the later of the executive reaching age 65 or the executive’s termination of service, at a benefit level equal to 20% and 25%, respectively, of his final pay, as defined, and will be paid for a period of 15 years, except in the case of an executive’s voluntary termination of employment prior to reaching normal retirement age or termination for cause. In the event of an executive’s voluntary termination of employment prior to reaching age 65, the Corporation will pay the executive, over 15 years, the accrued balance in the executive’s account. In the event of an executive’s termination of employment for cause (as defined in the agreement), no benefit shall be payable under the Salary Continuation Agreement. Benefits payable under these agreements are unfunded, unsecured obligations of the Bank. The cost of benefits payable under the retirement agreements is expected to be offset by the eamings and death benefits from life insurance purchased by the Bank.

Director Plans

Directors may defer receipt of up to 100% of their retainer and meeting fees pursuant to a deferred compensation plan established by the Bank. Directors who elect to defer some or all of their fees are credited at the end of each plan year with interest on their deferred account balance at an annual rate equal to 75% of the Corporation’s return on equity for that year, compounded monthly, until reaching age 70 or retiring, whichever is later. Upon the later of age 70 or retiring, the Corporation will pay the director his or her deferred account balance in 60 equal monthly installments, including interest at 8%. As of March 31, 2012, the Bank had entered into retirement agreements with each non-employee director except for directors Richard and Mott. Under the terms of these agreements each non-employee director was granted an initial annual benefit of $10,800, which amount increases at 3% per year for each full year of

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

service after January 1, 2004. The benefit accrues to the director annually until reaching age 75. In the event the director ceases to be a member of the Corporation’s Board of Directors prior to reaching age 70, other than for death, disability, in connection with a change in control or for cause, then the director shall only be entitled to the accrued balance in the director’s account as of the date of early termination. The annual benefit will generally commence upon the later of the director reaching age 70 or the director’s retirement from the Board of Directors, and will be payable monthly for a period of 5 years. In the case of the director’s death or disability prior to retirement, the annual benefit will commence in the month following the director’s death or disability. No benefits are payable to the director under these agreements if he or she is terminated as a director for cause by stockholders. The costs of benefits payable under the retirement agreements are expected to be offset by the earnings and death benefits from life insurance purchased by the Bank.

14.        Stock Option Plan

The Corporation has a noncompensatory stock option plan (the "Plan") designed to provide long-term incentives to employees.  All options are exercisable at end of year.

The following table summarizes options outstanding:

Year Ended March 31,	2012
		Weighted -
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at
beginning of year	255,900	$9.06

Granted	-	-
Forfeited	(12,000)	5.66
Exercised	-	-

Outstanding at
end of year	243,900	9.23	$-

Exercisable at end
of year	243,900	9.23	$-

Weighted-average fair
value of options granted		$-

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

14.        Stock Option Plan (continued)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on March 31, 2012.  This amount changes based on changes in the market value of the Corporation's stock.

No stock option grants were made during the fiscal year ended March 31, 2012.

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical experience.  The dividend yield assumption is based on the Corporation's history and expectation of dividend payouts.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Price	Number	Life (in Years)	Price
$3.13 - $8.93	55,500	4.88	5.65
$9.40 - $9.40	94,400	1.71	9.40
$10.90-$11.22	94,000	3.13	11.17

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

Notes to Consolidated Financial Statements

15.        Commitments and Contingencies (continued)

At March 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
March 31,	2012	2011
(In Thousands)

Commitments to grant loans	$8,119	$3,403
Unfunded commitments under lines of credit	32,533	25,894
Standby letters of credit	2,519	2,988

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

Notes to Consolidated Financial Statements

15.        Commitments and Contingencies (continued)

Leases

The Corporation is obligated under several noncancellable operating leases.  Future minimum annual rental commitments under the leases are as follows:

Year Ending March 31,	Amount

2013	$203,972
2014	171,576
2015	85,115
2016	55,307
2017	52,621
Thereafter	43,500

$612,091

Total lease expense was approximately $198,428 and $194,513 for the years ended March 31, 2012 and 2011, respectively.

In the normal course of business, the Corporation has entered into employment or severance agreements with certain officers of the Bank.

The Corporation maintains its cash accounts in several correspondent banks.  As of March 31, 2012, deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) were approximately $2,794,000.

16.        Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal shareholders, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  At March 31, 2012 and 2011, these loans totaled $1,309,824 and $798,568, respectively.  During the year ended March 31, 2012, total principal additions were $1,264,226 and total principal payments were $752,970.  Principal additions include loan balances of a newly appointed director during the current year.

Deposits from related parties held by the Corporation at March 31, 2012 and 2011 amounted to $692,146 and $693,076, respectively.

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

17.        Condensed Financial Information of the Corporation (Parent Company Only)

Condensed Balance Sheets

March 31,	2012	2011

Assets

Investment in subsidiary	$49,109,984	$48,761,945
Cash	263,611	14,430
Prepaid expenses and other assets	1,029,011	985,805

Total assets	$50,402,606	$49,762,180

Liabilities and Stockholders’ Equity

Liabilities
Borrowings	$-	$-
Other liabilities	-	1,786

Total liabilities	-	1,786

Stockholders’ Equity
Preferred stock	12,643,000	12,643,000
Common stock	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(207,065)	(327,701)
Additional paid-in capital	5,599,052	5,599,052
Retained earnings	33,094,380	32,028,909
Accumulated other comprehensive (loss), net	(1,373,531)	(829,636)

Total stockholders’ equity	50,402,606	49,760,394

Total liabilities and stockholders’ equity	$50,402,606	$49,762,180

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

17.        Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Year Ended March 31,	2012	2011

Income
Dividend from subsidiary	$1,000,000	$990,000
Interest income	22,923	21,069

Total income	1,022,923	1,011,069

Expenses
Interest expense	-	861
Noninterest expenses	141,682	171,763

Total expenses	141,682	172,624

Income before equity in undistributed net
income of subsidiary	881,241	838,445

Equity in earnings of subsidiary, net of distributions	891,935	626,279

Income before income taxes	1,773,176	1,464,724
Income tax (benefit)	(45,081)	(57,530)

Net income	$1,818,257	$1,522,254

Community Financial Corporation
and Subsidiary

Notes to Consolidated Financial Statements

17.        Condensed Financial Information of the Corporation (Parent Company Only) (continued)

Year Ended March 31,	2012	2011

Operating activities
Net income	$1,818,257	$1,522,254
Adjustments
Equity in (earnings) of subsidiary, net of distributions	(891,935)	(626,279)
(Increase) in prepaid and other assets	(43,205)	(53,822)
Stock-based compensation expense	-	21,094
(Decrease) in other liabilities	(1,786)	(3,767)

Net cash provided by operating activities	881,331	859,480

Financing activities
Cash dividends paid on preferred stock	(632,150)	(632,150)
Repayment of borrowed money	-	(250,000)

Net cash (used in) financing activities	(632,150)	(882,150)

Increase (Decrease) in cash	249,181	(22,670)

Cash, beginning of year	14,430	37,100

Cash, end of year	$263,611	$14,430

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of Community Financial Corporation has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers.  Information concerning directors of the Registrant is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning executive officers is set forth in Item 1 of this report under the caption “Executive Officers.”

Compliance with Section 16(a).  Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert.  Information concerning the audit committee of the Company’s Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics.  The Company has adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended March 31, 2004 and is posted in the Investor Relations section of our web site at www.cbnk.com.  You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Secretary of Community Financial Corporation at 38 North Central Avenue, Staunton, Virginia 24401, or by calling (540) 886-0796.

Nomination Procedures.  There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table summarizes our equity compensation plans as of March 31, 2012.

Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of out- standing options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	243,900	$ 9.23	17,100

Equity compensation plans not approved by security holders	0	0	0

Total	243,900	$ 9.23	17,100

The number of shares available for issuance are adjusted for changes in capitalization due to reorganization, recapitalization, stock splits, stock dividends combination or exchange of shares, merger, consolidation or any change in the corporate structure.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Information concerning certain relationships and transactions and director dependence is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services by our principal accountants is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FINANCIAL CORPORATION
Date: June 27, 2012	By:	/s/ Norman C. Smiley, III
Norman C. Smiley, III, President and CEO (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Norman C. Smiley, III	By:	/s/ James R. Cooke, Jr.
	Norman C. Smiley, III Director, President and Chief Executive Officer (Principal Executive Officer)		James R. Cooke, Jr. Chairman of the Board and Director

Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ P. Douglas Richard	By:	/s/ Charles F. Andersen
	P. Douglas Richard Vice Chairman of the Board and Director		Charles F. Andersen Director

Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ Dale C. Smith	By:	/s/ Morgan N. Trimyer, Jr.
	Dale C. Smith Director		Morgan N. Trimyer, Jr. Director
Date:	June 27, 2012	Date:	June 27, 2012

By:	/s/ R. Jerry Giles	By:	/s/ Charles W. Fairchilds
	R. Jerry Giles Chief Financial Officer (Principal Financial and Accounting Officer)		Charles W. Fairchilds Director

Date:	June 27, 2012	Date:	June 27, 2012

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

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

3.3	Bylaws, as amended and restated and currently in effect

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