Form 10-Q
period 2012-06-30
COMMUNITY FINANCIAL CORP /VA/
filed 2012-08-14
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 2012.
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

(540) 886-0796
(Issuer’s telephone number)

None
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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on August 10, 2012:  4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I.   Financial Information
Item 1.     Financial Statements

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $1,066,026 and $2,910,622)	$6,843,939	$8,233,185
Securities
Held to maturity (fair value of $17,344,335 and $11,343,500 respectively)	17,331,000	11,344,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	4,601,300	5,206,300
Loans receivable, net of allowance for loan losses of $8,510,203 and $8,910,121	437,972,655	445,098,108
Real estate owned, net of valuation allowance of $1,894,378 and $2,502,944	7,543,843	9,259,432
Property and equipment, net	8,322,781	8,430,736
Bank owned life insurance	6,839,954	6,781,869
Accrued interest receivable
Loans	1,721,233	1,757,001
Investments	35,153	36,610
Prepaid expenses and other assets	7,240,286	7,721,063
Total Assets	$498,490,791	$503,906,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$368,082,721	$372,417,944
Borrowings	76,000,000	78,000,000
Advance payments by borrowers for taxes and insurance	138,692	268,465
Other liabilities	2,807,168	2,817,936

Total Liabilities	447,028,581	453,504,345

Stockholders’ Equity
Preferred stock $.01 par value, $1,000 liquidation
preference, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(176,906)	(207,065)
Additional paid in capital	5,599,052	5,599,052
Retained earnings	34,123,825	33,094,380
Accumulated other comprehensive (loss)	(1,373,531)	(1,373,531)
Total Stockholders’ Equity	51,462,210	50,402,606

Total Liabilities and Stockholders’ Equity	$498,490,791	$503,906,951

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

INTEREST INCOME
Loans	$5,991,735	$6,821,445
Investment securities	50,214	9,467
Other	60,118	78,799
Total interest income	6,102,067	6,909,711

INTEREST EXPENSE
Deposits	632,285	954,227
Borrowed money	47,451	45,164
Total interest expense	679,736	999,391

NET INTEREST INCOME	5,422,331	5,910,320

PROVISION FOR LOAN LOSSES	184,412	706,253

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,237,919	5,204,067

NONINTEREST INCOME
Service charges, fees and commissions	811,885	862,111
Other	95,929	112,157
Total noninterest income	907,814	974,268

NONINTEREST EXPENSE
Compensation & benefits	2,237,589	2,414,502
Occupancy	403,737	407,191
Data processing	397,127	443,716
Federal insurance premium	108,444	119,587
Advertising	152,901	102,765
Real estate owned and collection	353,346	1,517,827
Other	492,374	321,064
Total noninterest expense	4,145,518	5,326,652

INCOME BEFORE TAXES	2,000,215	851,683

INCOME TAX EXPENSE	782,573	303,684

NET INCOME	$1,217,642	$547,999

Effective Dividend on Preferred Stock	188,197	188,197
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,029,445	$359,802
BASIC EARNINGS PER COMMON SHARE	$0.24	$0.08
DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.08
DIVIDENDS PER COMMON SHARE	$0.00	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,217,642	$547,999
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	184,412	706,253
Losses/impairment on foreclosed assets	2,233,274	1,105,538
Depreciation	147,297	157,463
Decrease in net deferred loan fees	(916)	(11,868)
Deferred income tax (benefit)	(841,841)	(30,677)
(Increase) decrease in other assets	(518,002)	115,466
(Decrease) in other liabilities	(140,541)	(66,349)

Net cash provided by operating activities	2,281,325	2,523,825

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	3,000,000	1,000,000
Purchase of held to maturity securities	(8,987,000)	(2,500,000)
Net decrease in loans	8,624,902	2,979,683
Purchases of property and equipment	(39,341)	(87,105)
Redemption of FHLB stock	605,000	157,400
Improvement to real estate owned	(24,370)	(62,679)
Proceeds from sale of real estate owned	2,433,729	2,502,511

Net cash provided by investing activities	5,612,920	3,989,810

FINANCING ACTIVITIES
Dividends paid	(158,038)	(158,038)
Net (decrease) in deposits	(7,125,453)	(7,948,519)
(Repayment of) proceeds from advances and other borrowed money	(2,000,000)	896,366

Net cash (used in) financing activities	(9,283,491)	(7,210,191)

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	(1,389,246)	(696,556)

CASH AND CASH EQUIVALENTS – beginning of period	8,233,185	7,897,955

CASH AND CASH EQUIVALENTS – end of period	$6,843,939	$6,643,083

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Transfers from loans to real estate acquired through foreclosure	$969,780	$2,348,333

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three month period ended June 30, 2012.

The following summarizes the stock option activity for the three months ended June 30, 2012:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2012	243,900	$9.23
Granted	---	---
Exercised	---	---
Forfeited	6,000	10.01
Options outstanding June 30, 2012	237,900	9.21	3.4
Options exercisable, June 30, 2012	237,900	$9.21	3.4	---

There were no options exercised during the three months ended June 30, 2012.

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

	For the Three Months Ended

	June 30, 2012			June 30, 2011

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic per common share:

Income available to common stockholders	$1,029,445	4,361,658	$0.24	$359,802	4,361,658	$0.08
Diluted earnings per common share:
Effect of Dilutive Securities

Options and Warrants	---	3,563		---	63,903

Income available to common stockholders	$1,029,445	4,365,221	$0.24	$359,802	4,425,561	$0.08

During the quarter ended June 30, 2012, 217,900 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended June 30, 2011, 165,700 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

On July 17, 2012, the OCC imposed an individualized minimum capital requirement (“IMCR”) on the Bank, increasing its minimum leverage capital ratio from 4.0% to 8.5% and its total risk-based capital ratio from 8.0% to 12.5%, because of the Bank’s condition and risk profile.  As noted below, the Bank’s capital levels at June 30, 2012, exceeded the ratios required by the IMCR.  In addition to these minimum capital requirements, the Bank is required to have the capital ratios noted below to be deemed well-capitalized under the OCC prompt corrective action regulations.  The Bank was well-capitalized at June 30, 2012.  The Bank’s regulatory capital is characterized as “well capitalized” due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are redeemable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s and the Bank’s federal regulators.

The following table presents the Bank’s regulatory capital ratios at June 30, 2012:

	Actual Capital Levels		Minimum Required at Capital Levels		Minimum Required Capital Levels Under the IMCR4		Minimum Capital Levels to be Deemed Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Leverage Capital1	$51,703	10.30%	$20,079	4.0%	$42,668	8.5%	$25,099	5.0%
Tier 1 Risk-Based Capital2	$51,703	12.34%	N/A	N/A	N/A	N/A	$25,143	6.0%
Total Risk-Based Capital3	$56,959	13.59%	$33,524	8.0%	$52,382	12.5%	$41,905	10.0%
_______________________________________________________
1.	Tier 1 Capital to Total Assets of $502.0 million.
2.	Tier 1 Capital to Risk-Weighted Assets of $419.1 million.
3.	Total Capital to Risk-Weighted Assets of $419.1 million.
4.	The IMCR was not effective until July 17, 2012.

The Company’s primary source of funds for the payment of dividends to its common and preferred stockholders is dividends received from the Bank.  Under a written agreement between the OCC and the Bank, the Bank must receive OCC approval before paying a dividend to the Company.  In addition, under the Agreement and Plan of Merger with City Holding Company described in Note 12 - Subsequent Events, the Company has agreed not to pay dividends to common stockholders pending the consummation of the acquisition.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the three months ended June 30, 2012 and 2011 was $686,367 and $1,013,743, respectively. Total income taxes paid for the three months ended June 30, 2012 and 2011 was $0 and $66,440.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the three-month periods ended June 30, 2012 and 2011, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	June 30,

	2012	2011

Service cost	$92,944	$84,662
Interest cost	78,503	68,629
Expected return on plan assets	(79,680)	(70,980))
Recognized net actuarial loss	17,318	14,153

	$109,085	$96,464

The Company made a contribution of $550,595 to the plan during the June 30, 2012 quarter for the fiscal year ended March 31, 2012.  The Company anticipates making all contributions for the current fiscal year prior to March 31, 2013.

NOTE 8. – SECURITIES

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the investments or it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$13,000,000	$15,595	$2,260	$13,013,335

Other	4,331,000	-	-	4,331,000
	17,331,000	15,595	2,260	17,344,335
Available for Sale

Equity securities	38,647	-	-	38,647

	$17,369,647	$15,595	$2,260	$17,382,982

March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$10,000,000	$17,430	$17,900	$9,999,530

Other	1,344,000	-	-	1,344,000
	11,344,000	17,430	17,900	11,343,530
Available for Sale

Equity securities	38,647	-	-	38,647

	$11,382,647	$17,430	$17,900	$11,382,177

United States government and agency obligations.  The unrealized gain or loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases or decreases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.  Three securities were in a loss position at June 30, 2012.

The Company's investment in Federal Home Loan Bank (“FHLB”)  stock totaled $4,601,300 at June 30, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  We do not consider this investment to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 2 securities.

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2012:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
June 30, 2012
Equity securities	$38,647	$-	$38,647	$-

March 31, 2012
Equity securities	$38,647	$-	$38,647	$-

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
June 30, 2012
Impaired loans net of
valuation allowance	$6,234,174	$-	$5,196,305	$1,037,869
Real estate owned	$7,543,843	$-	$2,939,851	$4,603,992

March 31, 2012
Impaired loans net of
valuation allowance	$4,675,569	$-	$1,582,600	$3,092,969
Real estate owned	$9,259,432	$-	$6,697,877	$2,561,555

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012
	Impaired	Other Real
	Loans	Owned
Balance April 1, 2012	$3,092,969	$2,561,555
Total gains (losses) realized/unrealized
included in earnings (write downs)	(134,216)	(70,324)
Newly impaired/New OREO	204,316	---
Sales	(85,200)	(537,820)
Settlements/Foreclosures/Payoffs	(25,000)	---
Transfers into Level 3	---	2,996,581
Transfers out of Level 3	(2,015,000)	(346,000)
Balance June 30, 2012	$$1,037,869	$4,603,992

The following table displays quantitative information about Level 3 Fair Value Measurements for June 30, 2012.

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2012

				Range
	Fair	Valuation	Unobservable	Weighted
	Value	Technique(s)	Input	Average
Assets

Impaired loans	$167,701	Discounted Appraised Value	Selling cost	5%-10%(6)%

	$884,068	Internal Evaluations

Other real estate owned	$4,603,992	Discounted	Selling cost	5%-10%(6%)

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value.  Real estate appraisals used to determine fair value for impaired loans secured by real estate as of June 30, 2012 had been obtained on Level 2 loans within the last twelve months and Level 3 loans within the last nineteen months.  With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.  The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value.  The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision.  Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral.  Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

Securities

Fair values for securities, excluding FHLB stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock and is therefore not included in the following table.  The Company’s investment in FHLB stock totaled $4.6 million at June 30, 2012.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost.

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

Borrowings

For FHLB advances that mature within one year of the balance sheet date, carrying value is considered a reasonable estimate of fair value.  The fair values of all other FHLB advances are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of advances.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as short-term borrowings and the carrying value approximates fair value.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2012 and March 31, 2012, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2012 using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
FINANCIAL ASSETS:
Cash and due from banks	$6,843	$6,843	$--	$--	$6,843
Securities	17,370		17,383		17,383
FHLB restricted stock	4,601		4,601		4,601
Loans, net	437,973		427,256	1,052	428,308
Accrued interest receivable	1,756		1,756		1,756
Bank owned life insurance	6,840		6,840		6,840

FINANCIAL LIABILITIES:
Deposits
Non-interest bearing demand deposits	38,866		38,490		38,490
Interest bearing deposits	329,217		330,381		330,381
Borrowings	76,000		75,992		75,992
Accrued interest payable	23		23		23

Note 10. - Loans Receivable, Net

Loans receivable are summarized as follows:

	June 30, 2012	March 31, 2012

Residential	$183,062,596	$182,430,665
Commercial - real estate	131,554,776	137,562,743
Construction and land development	43,391,541	50,113,695
Commercial – non real estate	54,335,834	48,618,808
Consumer – non real estate	33,440,349	34,583,824
	445,785,096	453,309,735
Less:
Deferred loan (costs), net	(697,762)	(698,494)
Allowance for loan losses	8,510,203	8,910,121
	7,812,441	8,211,627
	$437,972,655	$445,098,108

Loans serviced for others amounted to approximately $133,720 at June 30, 2012, and $138,129 at March 31, 2012.  These loans serviced for others are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Three Months Ended	Year Ended
	June 30, 2012	March 31, 2012
Balance at beginning of period	$8,910,121	$7,845,950
Provision for loan loss	184,412	4,908,198
Loans charged-off	(674,169)	(4,026,264)
Recoveries of loans previously charged off	89,839	182,237
Balance at end of period	$8,510,203	$8,910,121

Beginning with the quarter ended December 31, 2011, the Bank has used an enhanced approach to assessing the qualitative factors related to the calculation of general reserves to recognize the increased levels of non-performing assets and current economic conditions.

The allowance for loan losses allocated by segment is as follows:

Three Months Ended June 30, 2012
	Commercial –		Construction and
	Non Real	Commercial –	Land	Consumer – Non
	Estate	Real Estate	Development	Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,332,392	$566,317	$1,802,771	$498,687	$4,709,954	$8,910,121
Provision	233,926	1,208,701	(269,188)	56,553	(1,045,579)	184,413
Chargedoff	(103,080)	---	(82,469)	(90,091)	(398,530)	(674,170)
Recoveries	300	---	56,772	22,320	10,447	89,839
Ending Balance	$1,463,538	$1,775,018	$1,507,886	$487,469	$3,276,292	$8,510,203
Individually evaluated for impairment	$563,185	$664,291	$67,744	$71,515	$454,437	$1,821,172
Collectively evaluated for impairment	900,353	1,110,727	1,440,142	415,954	2,821,855	6,689,031
Loans:
Individually evaluated for impairment	$1,458,186	$10,386,542	$2,600,182	$183,137	$11,930,362	$26,558,409
Collectively evaluated for impairment	52,877,648	121,168,234	40,791,359	33,257,212	171,132,234	419,226,687
Ending Balance:	$54,335,834	$131,554,776	$43,391,541	$33,440,349	$183,062,596	$445,785,096

Year Ended March 31, 2012
	Commercial –		Construction	Consumer –
	Non Real	Commercial –	and Land	Non Real
	Estate	Real Estate	Development	Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090	$549,393	$352,948	$4,621,111	$7,845,950
Provision	1,589,086	(1,450,445)	1,397,349	227,148	3,145,060	4,908,198
Chargedoff	(364,344)	(206,328)	(144,509)	(189,741)	(3,121,342)	(4,026,264)
Recoveries	8,242	---	538	108,332	65,125	182,237
Ending Balance	$1,332,392	$566,317	$1,802,771	$498,687	$4,709,954	$8,910,121
Individually evaluated for impairment	$566,942	$116,583	$140,900	$77,666	$608,969	$1,511,060
Collectively evaluated for impairment	765,450	449,734	1,661,871	421,021	4,100,985	7,399,061

Loans:
Individually evaluated for impairment	$1,571,433	$11,697,126	$3,319,004	$455,411	$10,143,625	$27,186,599
Collectively evaluated for impairment	47,047,375	125,865,617	46,794,691	34,128,413	172,287,040	426,123,136
Ending Balance:	$48,618,808	$137,562,743	$50,113,695	$34,583,824	$182,430,665	$453,309,735

Changes in the collectively evaluated for impairment loan categories for the March 31, 2012 and June 30, 2012 periods are related primarily to the Bank’s charge-off experience for the respective prior twelve month periods. There has not been a change in the Bank’s methodology in determining the allowance for loan losses.

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

Regarding the fair value disclosures specifically included in the June 30, 2012 and March 31, 2012 disclosures, all impaired loans were included in Levels 2 or 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Impaired loans by class are as follows:

Three Months Ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$397,674	$397,674	$ ---	$522,208	$5,856
Commercial Real Estate
Commercial Real Estate	7,529,232	7,529,232	---	9,697,878	59,026
Multifamily	---	---	---	707,843	---
Construction and Land Development
Residential	489,489	489,489	---	696,660	6,119
Other Construction and Land Development	1,021,249	1,021,249	---	1,198,733	6,467
Consumer – Non Real Estate
Automobile	1,187	1,187	---	68,228	---
Other	9,819	9,819	---	73,401	---
Residential
Single Family	8,465,530	8,465,530	---	7,245,477	68,432
Equity Lines and Loans	588,883	588,883	---	963,550	1,311

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$1,060,512	$1,060,512	$563,185	$851,381	$ ---
Commercial Real Estate
Commercial Real Estate	1,839,478	1,839,478	598,478	1,548,464	---
Multifamily	1,017,832	1,017,832	65,813	315,632	---
Construction and Land Development
Residential	---	---	---	---	---
Other Construction and Land Development	1,089,444	1,089,444	67,744	713,043	---
Consumer – Non Real Estate
Automobile	---	---	---	---	---
Other	172,131	172,131	71,515	170,402	---
Residential
Single Family	2,336,148	2,336,148	266,760	2,976,273	---
Equity Lines and Loans	539,801	539,801	187,677	458,640	---

Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,458,186	$1,458,186	$563,185	$1,373,589	$5,856
Commercial Real Estate
Commercial Real Estate	9,368,710	9,368,710	598,478	11,246,342	59,026
Multifamily	1,017,832	1,017,832	65,813	1,023,475	---
Construction and Land Development
Residential	489,489	489,489	---	696,660	6,119
Other Construction and Land Development	2,110,693	2,110,693	67,744	1,911,776	6,467
Consumer – Non Real Estate
Automobile	1,187	1,187	---	68,228	---
Other	181,950	181,950	71,515	243,803	---
Residential
Single Family	10,801,678	10,801,678	266,760	10,221,750	68,432
Equity Lines and Loans	1,128,684	1,128,684	187,677	1,422,190	1,311

Year Ended March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$496,164	$496,164	$ ---	$584,174	$23,993
Commercial Real Estate
Commercial Real Estate	10,147,439	10,147,439	---	10,156,005	366,944
Multifamily	943,791	943,791	---	943,791	56,627
Construction and Land Development
Residential	1,009,843	1,009,843	---	654,567	24,474
Other Construction and Land Development	1,139,660	1,139,660	---	1,370,621	25,868
Consumer – Non Real Estate
Automobile	52,983	52,983	---	126,817	---
Other	3,688	3,688	---	141,484	---
Residential
Single Family	6,606,343	6,606,343	---	6,990,053	294,261
Equity Lines and Loans	600,059	600,059	---	981,298	7,810

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$1,075,269	$1,075,269	$566,942	$700,246	$ ---
Commercial Real Estate
Commercial Real Estate	526,807	526,807	81,807	1,176,136	---
Multifamily	79,089	79,089	34,776	82,288	---
Construction and Land Development
Residential	---	---	---	---	---
Other Construction and Land Development	1,169,501	1,169,501	140,900	440,682	---
Consumer – Non Real Estate
Automobile	---	---	---	---	---
Other	226,482	226,482	77,666	127,369	---
Residential
Single Family	2,624,532	2,624,532	377,145	3,553,900	---
Equity Lines and Loans	484,949	484,949	231,824	579,503	---

Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,571,433	$1,571,433	$566,942	$1,284,420	$23,993
Commercial Real Estate
Commercial Real Estate	10,674,246	10,674,246	81,807	11,332,141	366,944
Multifamily	1,022,880	1,022,880	34,776	1,026,079	56,627
Construction and Land Development
Residential	1,009,843	1,009,843	---	654,567	24,474
Other Construction and Land Development	2,309,161	2,309,161	140,900	1,811,303	25,868
Consumer – Non Real Estate
Automobile	52,983	52,983	---	126,817	---
Other	402,428	402,428	77,666	268,853	---
Residential
Single Family	9,058,617	9,058,617	377,145	10,543,953	294,261
Equity Lines and Loans	1,085,008	1,085,008	231,824	1,560,801	7,810

No additional funds are committed to be advanced in connection with impaired loans.  As of June 30, 2012, the Company had $1,775,967 of loans 90 days past due and still accruing interest.

If interest on nonaccrual loans had been accrued, such income would have approximated $242,503 for the three months ended June 30, 2012 and $198,211 for the year ended March 31, 2012.

For the three months ended June 30, 2012, loans modified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $20,069,000.  At June 30, 2012, $18,220,000 of the loans classified as troubled debt restructurings are in compliance with the modified terms.  There was $21,115,000 in troubled debt restructurings at March 31, 2012.  The following table provides further information regarding our troubled debt restructurings during the periods ended June 30, 2012:

Three Months Ended June 30, 2012
	Number of	Pre-modification outstanding	Post-modification outstanding
	Contracts	recorded investment	recorded investment
Residential	-	$ ---	$ ---
Commercial - real estate	-	---	---
Construction	-	---	---
Commercial – non real estate	1	125,000	125,000
Consumer – non real estate	-	---	---
Total	-	$125,000	$125,000

The table below shows troubled debt restructurings that subsequently defaulted within twelve months of modification as of June 30, 2012:

Three Months Ended June 30, 2012
	Number of Contracts	Recorded Investment
Residential	1	$307,232
Commercial - real estate	-	---
Construction	-	---
Commercial – non real estate	-	---
Consumer – non real estate	-	---
Total	1	$307,232

Nonaccrual and past due loans by class are as follows:

As of June 30, 2012
					Accruing
					Loans 90
			90 Days		Days or
	30-59 Days	60-89 Days	or More	Total Past	More	Nonaccrual
	Past Due	Past Due	Past Due	Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$537,668	$111,964	$344,459	$994,091	$344,459	$1,127,205
Commercial Real Estate
Commercial Real estate	3,342,863	---	1,605,740	4,948,603	999,762	4,994,089
Multifamily	---	---	1,017,831	1,017,831	---	1,017,831
Construction and Land Development
Residential	---	---	---	---	---	---
Other Construction and Land Development	197,179	457,816	---	654,995	---	1,281,031
Consumer – Non Real Estate
Automobile	605,994	54,647	6,667	667,308	6,667	1,187
Other	55,587	15,209	172,258	243,054	---	181,950
Residential
Single Family	826,153	355,499	2,732,565	3,914,217	269,993	5,459,814
Equity Lines and Loans	412,383	---	768,487	1,180,870	155,086	990,721
Totals	$5,977,827	$995,135	$6,648,007	$13,620,969	$1,775,967	$15,053,828

As of June 30, 2012, the Company had $1,775,967 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.

As of March 31, 2012
					Accruing
					Loans
			90 Days		90 Days
	30-59 Days	60-89 Days	or More	Total	or More	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$633,659	$502,674	$365,985	$1,502,318	$305,581	$1,232,156
Commercial Real Estate
Commercial Real estate	1,710,467	---	3,384,970	5,095,437	2,453,359	4,046,735
Multifamily	---	943,792	79,089	1,022,881	---	79,089
Construction and Land Development
Residential	283,125	---	520,354	803,479	---	520,354
Other Construction and Land Development	121,083	20,622	132,147	273,852	---	1,558,814
Consumer – Non Real Estate
Automobile	417,745	46,932	72,627	537,304	28,904	52,983
Other	86,465	35,305	232,997	354,767	2,827	230,170
Residential
Single Family	1,622,088	3,059,536	1,271,891	5,953,515	137,085	3,569,655
Equity Lines and Loans	318,148	208,785	431,800	958,733	---	916,749
Totals	$5,192,780	$4,817,646	$6,491,860	$16,502,286	$2,927,756	$12,206,705

Past due nonaccrual loans are included in Total Past Due.

The Company uses the following rating system for evaluating the risks associated with loans:

Pass	A Pass loan’s primary source of repayment is satisfactory, with secondary sources very likely to be realized if necessary.
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

Credit Quality by class is as follows:

As of June 30, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$43,959,143	$4,369,412	$5,063,859	$943,420	$	---
Commercial Real Estate
Commercial Real estate	99,435,745	8,437,911	10,489,397	---		---
Multifamily	12,173,892	---	1,017,831	---		---
Construction and Land Development
Residential	3,676,759	1,314,327	256,000	---		---
Other Construction and Land Development	32,573,840	3,595,873	1,975,143	---		---
Consumer – Non Real Estate
Automobile	26,252,439	---	19,258	---		---
Other	6,983,631	---	12,488	172,132		---
Residential
Single Family	121,397,586	5,194,565	9,327,769	---		---
Equity Lines and Loans	45,426,017	444,652	1,272,007	---		---
Totals	$391,879,052	$23,356,740	$29,433,752	$1,115,552	$	---

As of March 31, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,349,018	$4,202,456	$5,086,240	$981,094	$	---
Commercial Real Estate
Commercial Real estate	99,482,793	10,758,946	11,824,719	---		---
Multifamily	14,473,405	---	1,022,880	---		---
Construction and Land Development
Residential	5,374,826	2,560,717	803,479	---		---
Other Construction and Land Development	32,578,704	5,751,445	3,044,524	---		---
Consumer – Non Real Estate
Automobile	27,268,619	59,157	63,098	---		---
Other	6,767,017	190,903	8,548	226,482		---
Residential
Single Family	116,061,654	8,138,858	11,548,057	---		---
Equity Lines and Loans	44,311,595	973,496	1,397,005	---		---
Totals	$384,667,631	$32,635,978	$34,798,550	$1,207,576	$	---

Note 11. Real Estate Owned

At June 30, 2012 and March 31, 2012, OREO was $7,543,843 and $9,259,432, respectively. OREO is primarily comprised of residential single family properties, residential construction, residential lots and commercial real estate.

Changes in the balance for OREO are as follows:

	June 30, 2012	March 31, 2012

Balance at the beginning of period, gross	$11,762,376	$11,609,766
Transfers from loans	969,780	11,128,085
Capitalized costs	24,370	185,516
Sales proceeds	(2,433,729)	(8,998,552)
(Loss) on disposition	(884,576)	(2,162,439)
Balance at the end of period, gross	9,438,221	11,762,376
Less valuation allowance	(1,894,378)	(2,502,944)
Balance at the end of period, net	$7,543,843	$9,259,432

Changes in the allowance for OREO are as follows:

	June 30, 2012	March 31, 2012

Balance at the beginning of the period	$2,502,944	$1,346,278
Provision for losses	265,873	3,047,889
Charge-offs, net	(874,439)	(1,891,223)
Balance at the end of period	$1,894,378	$2,502,944

Expenses applicable to REO, other than the valuation allowance, were $87,473 and $440,033 for the three months ended June 30, 2012 and 2011, respectively.

Note 12. Subsequent Events

On July 17, 2012, the OCC imposed higher minimum capital ratios on the Bank, and the Bank’s capital ratios at June 30, 2012, exceeded those higher requirements.  See Note 4 to the Notes to Unaudited Interim Consolidated Financial Statements in this Form 10-Q.

On August 2, 2012, the Company and the Bank entered into an Agreement and Plan of Merger with City Holding Company and City National Bank of West Virginia pursuant to which the Company will be merged with and into City Holding Company, and, immediately thereafter, Community Bank will be merged with and into City National Bank of West Virginia.  At the effective time of the merger of the Company into City Holding Company, each common stockholder of the Company will receive 0.1753 shares of the common stock, par value $2.50 per share, of City Holding Company, with cash paid in lieu of fractional shares.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the stockholders of the Registrant, and is expected to be completed in early 2013.  The Agreement and Plan of Merger is summarized in and included as an exhibit to the Company’s Form 8-K Current Report filed on August 3, 2012.

On August 9, 2012, the Bank entered into a written agreement with the OCC, which is summarized in Item 5 of and included as Exhibit 10.15 to this Form 10-Q.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
ANDRESULTS OF OPERATIONS.

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

Net income for the quarter ended June 30, 2012 increased $670,000 to $1.2 million compared to $548,000 for the quarter ended June 30, 2011.  Net income for the quarter increased primarily due to a $522,000, or 73.9%, decrease in the provision for loan loss and a $1.2 million, or 76.7%, decrease in real estate owned and collection expenses.  The decreased provision for the period was primarily related to lower charge-offs and management’s analysis of the Bank’s loan portfolio.  This was partially offset by a $488,000, or 8.3%, decrease in net interest income resulting primarily from a decrease in interest income reflecting the decrease in total loans, especially commercial, construction and development loans that carry a higher interest rate.

Net interest income for the quarter ended June 30, 2012 decreased $488,000, or 8.3%, to $5.4 million compared to the quarter ended June 30, 2011. Net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the interest we pay on interest-bearing liabilities, which are primarily deposits and borrowings. The primary factor contributing to the decrease in net interest income for the quarter ended June 30, 2012 was lower average balances on interest-bearing assets.

Management will continue to monitor the balance sheet to manage the level of regulatory capital and liquidity requirements.  We continue to monitor the impact changing interest rates may have on both our interest-earning assets and our interest rate spread.  The Bank has approximately $347.2 million in adjustable rate loans, or 77.9% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits.  The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

On July 17, 2012, the OCC imposed higher minimum capital ratios on our wholly owned subsidiary Community Bank, and the Bank’s capital ratios at June 30, 2012, exceeded those higher requirements.  See Note 4 to the Notes to Unaudited Interim Consolidated Financial Statements in this Form 10-Q.

On August 2, 2012, the Company and the its wholly owned subsidiary Community Bank, entered into an Agreement and Plan of Merger with City Holding Company and City National Bank of West Virginia pursuant to which the Company will be merged with and into City Holding Company, and, immediately thereafter, Community Bank will be merged with and into City National Bank of West Virginia.  At the effective time of the merger of the Company into City Holding Company, each common stockholder of the Company will receive 0.1753 shares of the common stock, par value $2.50 per share, of City Holding Company, with cash paid in lieu of fractional shares.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the stockholders of the Registrant, and is expected to be completed in early 2013.  The Agreement and Plan of Merger is summarized in and included as an exhibit to the Company’s Form 8-K Current Report filed on August 3, 2012.

On August 9, 2012, the Community entered into a written agreement with the OCC, which is summarized in Item 5 of and included as Exhibit 10.15 to this Form 10-Q.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with a falling interest rate environment, has impacted the composition of our interest-bearing liabilities.  Deposits were down approximately $4.3 million, or 1.2%, at June 30, 2012 from March 31, 2011, due to decreases in time deposits, interest bearing transaction accounts, and savings accounts, partially offset by increases in noninterest bearing transaction accounts.  Management plans to remain competitive in our deposit pricing; though rates on new time deposits with terms in excess on one year must be approved by our potential acquiror under the Agreement and Plan of Merger.  Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the June 30, 2012 quarter. During the June 30, 2012 quarter, we experienced increased competition for time deposits.

Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes.  Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $7.1 million from March 31, 2012 to June 30, 2012.  This decrease was primarily in commercial real estate loans, construction and land development loans, and consumer loans, partially offset by increases to commercial business loans.  We expect any future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas and existing commercial real estate activity continues to be weak.  At June 30, 2012, our assets totaled $498.5 million, including net loans receivable of $438.0 million, compared to total assets of $503.9 million, including net loans receivable of $445.1 million, at March 31, 2012.  Commercial real estate loans were $131.6 million or 29.5%, residential real estate loans were $183.1 million or 41.1%, construction and land development loans totaled $43.4 million or 9.7%, and commercial business loans were $54.3 million or 12.2% of our total loan portfolio at June 30, 2012 compared to commercial real estate loans of $137.6 million or 30.3%, residential real estate loans of $182.4 million or 40.2%, construction and land development loans of $50.1 million or 11.1%, and commercial business loans of $48.6 million or 10.7% at March 31, 2012.

At June 30, 2012, non-performing assets totaled $22.7 million or 4.56% of assets compared to $21.6 million or 4.29% of assets at March 31, 2012.  Our allowance for loan losses to non-performing loans was 56.54% and to total loans was 1.91% at June 30, 2012 compared to 73.00% and 2.0%, respectively, at March 31, 2012 due primarily to decreased general allowances and increased non-performing assets.  The increase in nonperforming assets consisted of a $2.8 million increase in nonaccrual loans, partially offset by a decrease of $1.7 million in real estate owned and repossessed assets.  Due primarily to the slow economy, we recognize the possibility of an increase in non-performing assets in the future.  Charge-offs of $674,000 during the three month period consisted primarily of $399,000 of residential real estate loans, $82,000 of construction and land development, $103,000 of commercial business loans and $90,000 of automobile loans.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, was eliminated and existing federal thrifts are subject to regulation and supervision by the Office of Comptroller of the Currency, which supervises and regulates all national banks. In addition all financial institution holding companies, including the Company, are now regulated by the Board of Governors of the Federal Reserve System, and this regulation will eventually include the application of federal capital requirements similar to those imposed on all commercial banks and may result in additional restrictions on investments and other holding company activities.  The law also created a new consumer financial protection bureau that has the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and will require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.
The federal regulators for the Company and the Bank have proposed new capital regulations that, if enacted, would impose capital requirements directly on the Company for the first time and might increase the Bank’s required capital levels.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. During the June 30, 2012 quarter the Company evaluated and enhanced the relative value of the qualitative factors used in the determination of the unallocated component of the allowance due to the continuing weak economic conditions and increased level of non-performing assets.

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

FINANCIAL CONDITION

The Company's total assets decreased $5.4 million to $498.5 million at June 30, 2012 from $503.9 million at March 31, 2012 due to decreases in loans receivable of $7.1 million, real estate owned of $1.7 million and cash of $1.4 million, partially offset by increases in investment securities of $6.0 million. As stated above, the decline in our loan portfolio was primarily in commercial real estate loans, construction and land development loans and automobile loans.  We expect any future loan growth to be slow or moderate due to a slower economy, underwriting changes to limit funding of speculative construction loans and our higher capital requirements.  We have also experienced reduced construction activity in our market areas, while existing commercial real estate activity continues to be weak.

Deposits decreased $4.3 million, or 1.2% to $368.1 million at June 30, 2012, from $372.4 million at March 31, 2012.  The decrease was primarily due to a decrease in time deposits of $6.7 million and money market accounts of $3.8 million, partially offset by increases in non-interest bearing checking accounts of $5.5 million, savings accounts of $364,000 and interest bearing checking accounts of $348,000. The decrease in deposits was related to the decrease in our assets and funding needs.  The decrease in deposits was generally achieved by lowering the rates offered on our time deposit products.  FHLB advances decreased $2.0 million at June 30, 2012 from March 31, 2012.

Stockholders’ equity increased by $1.1 million to $51.5 million at June 30, 2012, from $50.4 million at March 31, 2012, due to income for the three months ended June 30, 2012 of $1.2 million, partially offset by cash dividend payments on our preferred stock.

At June 30, 2012, non-performing assets totaled $22.7 million or 4.56% of assets compared to $21.6 million or 4.29% of assets at March 31, 2012. Non-performing assets at June 30, 2012 were comprised of repossessed assets of $7.5 million and non accrual loans of $15.0 million.  Included in the total non-performing assets at June 30, 2012, was one single family nonaccrual property totaling $2.1 million, a hotel nonaccrual property totaling $3.1 million and a commercial real estate nonaccrual property totaling $1.3 million.  At June 30, 2012, our allowance for loan losses to non-performing loans was 56.54% and to total loans was 1.95% compared to 73.00% and 2.0%, respectively at March 31, 2012. Our allowance for loan losses decreased $400,000 at June 30, 2012 compared to March 31, 2012 due to decreased loan balances.  Charged off loans during the June 30, 2012 quarter included loans on which specific reserves had been established at March 31, 2012.  Based on current market values of the properties securing our loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  We also had $20.1 million of loans that were classified as Troubled Debt Restructurings (TDRs) at June 30, 2012, of which $8.6 million were included in nonaccrual loans.  These loans have had their original terms modified to facilitate payment by the borrower.  The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of June 30, 2012, there were $23.4 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories.  These loans are comprised primarily of non-owner occupied commercial and residential real estate loans with an average balance of approximately $231,000.  The largest individual loan or lending relationship in this category has a balance of $2.0 million and is secured by raw land. This loan is of concern due to cash flow issues.  There are also six additional loans with balances greater than $1.0 million.  A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months.  Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are customer deposits, advances from the FHLB of Atlanta, amortization and prepayment of loans, and funds provided from operations.  Management maintains investments in liquid assets based upon its assessment of (i) the need for funds, (ii) expected deposit flows, (iii) the yields available on short-term liquid assets, (iv) the liquidity of our loan portfolio and (v) the objectives of our asset/liability management program.  Management believes that the Bank will continue to have adequate liquidity for the foreseeable future.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.  As of June 30, 2012, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 6.6% compared to 2.6% for the same quarter last year.
The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans.  In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of June 30, 2012, the total amount of borrowing available under the FHLB line of credit was approximately $144.7 million.  At June 30, 2012, principal obligations to the FHLB consisted of $76.0 million in fixed-rate short term borrowings, and we had a $4.0 million letter of credit to the Treasurer of Virginia securing public deposits.
At June 30, 2012, we had commitments to purchase or originate $8.7 million of loans.  Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $139.4 million.  Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.  Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At June 30, 2012, we had brokered or internet time deposits of $15.9 million compared to $19.1 million at March 31, 2012.

On July 17, 2012, the OCC imposed an individualized minimum capital requirement (“IMCR”) on the Bank, increasing its minimum leverage capital ratio from 4.0% to 8.5% and its total risk-based capital ratio from 8.0% to 12.5%, because of the Bank’s condition and risk profile.  As noted below, the Bank’s capital levels at June 30, 2012, exceeded the ratios required by the IMCR.  In addition to these minimum capital requirements, the Bank is required to have the capital ratios noted below to be deemed well-capitalized under the OCC prompt corrective action regulations.  The Bank was well-capitalized at June 30, 2012.  The Bank’s regulatory capital is characterized as well-capitalized due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are redeemable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s and the Bank’s federal regulators.

The following table presents the Bank’s regulatory capital ratios at June 30, 2012:

					Minimum Required		Minimum Capital
	Actual		Minimum Required at		Capital Levels Under		Levels to be Deemed
	Capital Levels		Capital Levels		the IMCR4		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Leverage Capital(1)	$51,703	10.30%	$20,079	4.0%	$42,668	8.5%	$25,099	5.0%
Tier 1 Risk-Based Capital(2)	$51,703	12.34%	N/A	N/A	N/A	N/A	$25,143	6.0%
Total Risk-Based Capital(3)	$56,959	13.59%	$33,524	8.0%	$52,382	12.5%	$41,905	10.0%
_______________________________________________________
1.	Tier 1 Capital to Total Assets of $502.0 million.
2.	Tier 1 Capital to Risk-Weighted Assets of $419.1 million.
3.	Total Capital to Risk-Weighted Assets of $419.1 million.
4.	The IMCR was not effective until July 17, 2012.

The Company’s primary source of funds for the payment of dividends to its common and preferred stockholders is dividends received from the Bank.  Under a written agreement between the OCC and the Bank, the Bank must receive OCC approval before paying a dividend to the Company.  In addition, under the Agreement and Plan of Merger with City Holding Company, the Company has agreed not to pay dividends to common stockholders pending the consummation of the acquisition.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011.

General.  Net income for the three months ended June 30, 2012 increased $670,000 to $1.2 million from $548,000 for the three months ended June 30, 2011.  Net interest income decreased $488,000, the provision for loan losses decreased $522,000, non-interest income decreased $66,000 and non-interest expense decreased $1.2 million during the three months ended June 30, 2012 compared to the same period in 2011.  Return on equity for the three months ended June 30, 2012 was 12.29% compared to 4.31% for the three month period ended June 30, 2011.  Return on assets was 1.26% for quarter ended June 30, 2012 compared to 0.42% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $808,000, or 11.7% to $6.1 million for the three months ended June 30, 2012, from $6.9 million for the three months ended June 30, 2011, due to a decrease in the volume of our portfolio.  The average yield earned on interest-earning assets was 5.36% for the three months ended June 30, 2012 compared to 5.69% for the three months ended June 30, 2011.

Interest Expense.  Total interest expense decreased $320,000, or 32.0% to $680,000 for the quarter ended June 30, 2012, from $999,000 for the quarter ended June 30, 2011.  Interest on deposits decreased $322,000 to $632,000 for the quarter ended June 30, 2012 from $954,000 for the quarter ended June 30, 2011 due to a decrease in the average rate paid and lower average deposit balances.  The average rate paid on deposits was 0.71% during the three months ended June 30, 2012 compared to 1.02% for the three months ended June 30, 2011.  The decrease in the average rate paid on deposits was due primarily to market interest rate changes as well as a change in our deposit mix to more low-cost transaction account deposits and fewer higher-cost certificate accounts.  Interest expense on borrowed money increased $2,000 to $47,000 for the quarter ended June 30, 2012 compared to $45,000 for the quarter ended June 30, 2011.  An increase in the average rate paid on borrowings from 0.19% for the June 30, 2011 quarter to 0.23% for the June 30, 2012 quarter, offset by a decrease in the average balance of borrowings from $96.3 million to $80.9 million, accounted for this increase.  The average rate paid on all interest-bearing liabilities was 0.61% during the three months ended June 30, 2012 compared to 0.85% for the three months ended June 30, 2011.

Provision for Loan Losses.  The provision for loan losses decreased $522,000, or 73.9%, to $184,000 for the three months ended June 30, 2012, from $706,000 for the three months ended June 30, 2011, primarily as a result of the decreased level of charge-offs during the period, management’s analysis of the Bank’s loan portfolio and decrease in average loan balances.

Noninterest Income.  Noninterest income decreased $66,000, or 6.8%, to $908,000 for the three months ended June 30, 2012, from $974,000 for the three months ended June 30, 2011.  Service charges, fees and commissions decreased $50,000, or 5.8%, due to a decrease in service charges and fees on loan accounts, secondary mortgage market fee income and service fees on transactional accounts.  Other noninterest income decreased $16,000, or 14.5%, to $96,000 for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to decreases in third party relationship income that were present in the 2011 period.

Noninterest Expense.  Noninterest expense decreased $1.2 million, or 22.2%, to $4.1 million for the three months ended June 30, 2012 compared to the same period last year. The decrease in noninterest expense for the current period resulted primarily from a $1.2 million, or 76.7% decrease in real estate owned and collection expense and a $177,000, or 7.3% decrease in compensation and benefits, partially offset by a $132,000, or 438.3% increase in professional expenses in the current fiscal quarter.

Taxes.  Income tax expense increased $479,000 to $783,000 for the three months ended June 30, 2012, from $304,000 for the three months ended June 30, 2011.  The effective tax rate for the June 30, 2011 quarter was 39.1%.

OFF BALANCE SHEET ARRANGEMENTS

There has not been a significant change in our off balance sheet arrangements from the information reported in our annual 10-K for the period ended March 31, 2012.

CONTRACTUAL OBLIGATIONS

There has not been a significant change in our contractual obligations from the information reported in our annual report on form 10-K for the period ended March 31, 2012.

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

Disclosure Regarding Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Community Financial Corporation on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Community Financial Corporation and its management may contain, forward-looking statements about Community Financial Corporation, which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages.  These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events.  These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Community Financial Corporation cautions readers not to place undue reliance on any forward-looking statements.

Many of these forward-looking statements appear in this document in Management's Discussion and Analysis. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

•
the strength of the United States economy in general and the strength of the local economies in which we conduct our operations, and general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets and a reduction in the value of the collateral securing our loans;

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

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the uncertainties arising from our participation in the Treasury Department’s TARP program including scheduled dividend rate increases on and future redemption of our TARP preferred stock;

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

•	the impact of technological changes;

•	increased competitive pressures among financial services companies;

•	adverse changes in the securities markets;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Any of the forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-Q or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-Q might not occur and you should not put undue reliance on any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since our March 31, 2012 year end.  Market risk is discussed as part of management’s discussion and analysis under asset/liability management in the Company’s annual report on Form 10-K for March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2012, was carried out under the supervision of and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company intends to continually review and to evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Not required for smaller reporting company

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Entry into a Material Definitive Agreement

On August 9, 2012, the Bank entered into a written agreement with the OCC (the “Agreement”) to address the OCC’s concerns about the troubled condition of the Bank.  Among other things, the Agreement requires the Bank to:  (1) adopt and implement a plan to reduce non-performing and troubled assets; (2) adopt a capital plan; (3) maintain competent senior management; (4) obtain OCC approval of dividends; (5) adopt a program to improve credit risk management; (6) provide for quarterly Board review of the Bank’s allowance for loan and lease losses; and (7) develop plans to improve earnings and increase liquidity.  A copy of the Agreement is included in Exhibit 10.15 to this Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Document
2.1
Agreement and Plan of Merger, dated as of August 2, 2012, by and among Community Financial Corporation, Inc., Community Bank, City Holding Company and City National Bank of West Virginia, filed on August 3, 2012, as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

10.15	Agreement By and Between Community Bank, Staunton, Virginia and the Comptroller of the Currency, dated August 9, 2012

11	Statement re computation of per share earnings (see Note 3 of the Notes to Unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Interactive Data File*
Financial Statements from the Company’s Form 10-Q for the year ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2012 (unaudited) and March 31, 2012; (ii) Consolidated Statements of  Operations for the Three Months Ended June 30, 2012 and 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 (Unaudited)and 2011; and (v) Notes to Unaudited Interim Consolidated Financial Statements, as follows:
101.INS                      cffc – 20120630.xml
101.SCH                      cffc – 20120630.xsd
101.CAL                      cffc – 20120630_cal.xml
101.DEF                      cffc – 20120630_def.xml
101.LAB                      cffc – 20120630_lab.xml
101.PRE                      cffc – 20120630_pre.xml

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

COMMUNITY FINANCIAL CORPORATION
Date: August 13, 2012	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Document
10.15	Agreement By and Between Community Bank, Staunton, Virginia and the Comptroller of the Currency, dated August 9, 2012

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

101
Interactive Data File*
Financial Statements from the Company’s Form 10-Q for the year ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2012 (unaudited) and March 31, 2012; (ii) Consolidated Statements of  Operations for the Three Months Ended June 30, 2012 and 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 (Unaudited)and 2011; and (v) Notes to Unaudited Interim Consolidated Financial Statements, as follows:
101.INS                      cffc – 20120630.xml
101.SCH                      cffc – 20120630.xsd
101.CAL                      cffc – 20120630_cal.xml
101.DEF                      cffc – 20120630_def.xml
101.LAB                      cffc – 20120630_lab.xml
101.PRE                      cffc – 20120630_pre.xml

*In accordance with rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.