Form 10-Q
period 2012-09-30
COMMUNITY FINANCIAL CORP /VA/
filed 2012-11-13
CIK 850606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    September 30, 2012.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes : X  No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (& 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes : X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a small
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No :X

Number of shares of common stock, par value $.01 per share, outstanding at the close of business on November 13, 2012: 4,361,658.

COMMUNITY FINANCIAL CORPORATION

Part I.   Financial Information
Item 1.     Financial Statements
COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Cash (including interest-bearing deposits of approximately $282,947 and $2,910,622)	$4,335,673	$8,233,185
Securities
Held to maturity (fair value of $20,608,483 and $11,343,530 respectively)	20,571,732	11,344,000
Available for sale, at fair value	38,647	38,647
Restricted investment in Federal Home Loan Bank stock, at cost	4,005,300	5,206,300
Loans receivable, net of allowance for loan losses of $10,227,527 and $8,910,121	428,517,578	445,098,108
Real estate owned, net of valuation allowance of $1,363,555 and $2,502,944	5,048,170	9,259,432
Property and equipment, net	8,175,316	8,430,736
Bank owned life insurance	6,896,986	6,781,869
Accrued interest receivable
Loans	1,642,266	1,757,001
Investments	50,572	36,610
Prepaid expenses and other assets	6,860,533	7,721,063
Total Assets	$486,142,773	$503,906,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$374,509,854	$372,417,944
Borrowings	57,000,000	78,000,000
Advance payments by borrowers for taxes and insurance	174,498	268,465
Other liabilities	2,812,908	2,817,936

Total Liabilities	434,497,260	453,504,345

Stockholders’ Equity
Preferred stock $.01 par value, $1,000 liquidation preference, authorized 3,000,000
shares, 12,643 shares outstanding	12,643,000	12,643,000
Common stock, $0.01 par value, authorized 10,000,000 shares, 4,361,658 shares outstanding	43,617	43,617
Warrants	603,153	603,153
Discount on preferred stock	(146,747)	(207,065)
Additional paid in capital	5,599,052	5,599,052
Retained earnings	34,276,969	33,094,380
Accumulated other comprehensive (loss)	(1,373,531)	(1,373,531)
Total Stockholders’ Equity	51,645,513	50,402,606

Total Liabilities and Stockholders’ Equity	$486,142,773	$503,906,951

See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME
Loans	$5,784,999	$6,560,198	$11,776,734	$13,381,644
Investment securities	62,851	21,107	113,065	30,574
Other	52,646	40,783	112,764	119,581
Total interest income	5,900,496	6,622,088	12,002,563	13,531,799

INTEREST EXPENSE
Deposits	608,171	861,474	1,240,456	1,815,701
Borrowed money	42,229	38,582	89,680	83,746
Total interest expense	650,400	900,056	1,330,136	1,899,447

NET INTEREST INCOME	5,250,096	5,722,032	10,672,427	11,632,352

PROVISION FOR LOAN LOSSES	1,803,136	1,123,022	1,987,548	1,829,275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,446,960	4,599,010	8,684,879	9,803,077

NONINTEREST INCOME
Service charges, fees and commissions	821,026	882,079	1,632,911	1,744,190
Other	96,555	148,441	192,484	260,598
Total noninterest income	917,581	1,030,520	1,825,395	2,004,788

NONINTEREST EXPENSE
Compensation & benefits	2,199,636	2,398,909	4,437,224	4,813,411
Occupancy	428,973	412,230	832,710	819,421
Data processing	398,984	442,336	796,112	886,052
Federal insurance premium	123,549	70,177	231,993	189,764
Advertising	129,263	95,943	282,164	198,708
Real estate owned and collection	15,730	699,861	435,703	2,264,503
Professional fees	236,286	65,280	398,563	95,426
Other	319,623	335,604	583,093	579,707
Total noninterest expense	3,852,044	4,520,340	7,997,562	9,846,992

INCOME BEFORE TAXES	512,497	1,109,190	2,512,712	1,960,873

INCOME TAX EXPENSE	171,157	400,013	953,730	703,697

NET INCOME	$341,340	$709,177	$1,558,982	$1,257,176

Effective Dividend on Preferred Stock	188,197	188,197	376,394	376,394
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$153,143	$520,980	$1,182,588	$880,782
BASIC EARNINGS PER COMMON SHARE	$0.04	$0.12	$0.27	$0.20
DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.12	$0.27	$0.20
DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00
See accompanying notes to unaudited interim consolidated financial statements.

COMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,558,982	$1,257,176
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for loan losses	1,987,548	1,829,275
Losses/impairment on foreclosed assets	1,911,224	1,105,538
Depreciation	293,857	319,357
Decrease in net deferred loan fees	(7)	(15,499)
Deferred income tax (benefit)	(653,730)	(60,147)
(Increase) decrease in other assets	(961,023)	69,670
(Decrease) increase in other liabilities	(98,995)	276,440

Net cash provided by operating activities	4,037,856	4,781,810

INVESTING ACTIVITIES
Proceeds from maturities of held to maturity securities	10,000,000	3,000,000
Purchase of held to maturity securities	(19,227,732)	(2,749,000)
Net decrease in loans	14,437,005	8,152,750
Purchases of property and equipment	(38,436)	(149,864)
Redemption of FHLB stock	1,201,000	220,000
Improvement to real estate owned	(70,990)	(171,348)
Proceeds from sale of real estate owned	4,987,950	4,760,517

Net cash provided by investing activities	11,288,797	13,063,022

FINANCING ACTIVITIES
Dividends paid	(316,075)	(316,075)
Net Increase (decrease) in deposits	2,091,910	(9,747,864)
(Repayment of) advances and other borrowed money	(21,000,000)	(4,765,352)
Net cash (used in) financing activities	(19,224,165)	(14,829,291)

INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS	(3,897,512)	3,015,541
CASH AND CASH EQUIVALENTS – beginning of period	8,233,185	7,897,955

CASH AND CASH EQUIVALENTS – end of period	$4,335,673	$10,916,496

Supplemental Schedule of Non-Cash Investing and Financing Activities
Transfers from loans to real estate acquired through foreclosure	$969,780	$5,917,249

See accompanying notes to unaudited interim consolidated financial statements

COMMUNITY FINANCIAL CORPORATION
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

On August 2, 2012, the Company and the Bank entered into an Agreement and Plan of Merger with City Holding Company and City National Bank of West Virginia pursuant to which the Company will be merged with and into City Holding Company, and, immediately thereafter, Community Bank will be merged with and into City National Bank of West Virginia.  At the effective time of the merger of the Company into City Holding Company, each common stockholder of the Company will receive 0.1753 shares of the common stock, par value $2.50 per share, of City Holding Company, with cash paid in lieu of fractional shares.  The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the stockholders of the Company, and is expected to be completed in early 2013.  The Agreement and Plan of Merger is summarized in and included as an exhibit to the Company’s Form 8-K Current Report filed on August 3, 2012.

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

There were no stock options granted and no stock-based compensation expense was recognized during the three and six month period ended September 30, 2012.

The following summarizes the stock option activity for the six months ended September 30, 2012:

			Weighted	Intrinsic
	Weighted		Average	Value of
	Average		Remaining	Unexercised
	Exercise		Contractual	In-the-Money
	Shares	Price	Term	Options

Options outstanding, March 31, 2012	243,900	$9.23
Granted	---	---
Exercised	---	---
Forfeited	6,000	10.01
Options outstanding September 30, 2012	237,900	9.21	2.6
Options exercisable, September 30, 2012	237,900	$9.21	2.6	---

There were no options exercised during the six months ended September 30, 2012.

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

	For the Three Months Ended
	September 30, 2012			September 30, 2011
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic per common share:
Income available to common stockholders	$153,143	4,361,658	$0.04	$520,980	4,361,658	$0.12
Diluted earnings per common share:
Effect of Dilutive Securities
Options and Warrants	---	316,142		---	---
Income available to common stockholders	$153,143	4,677,800	$0.03	$520,980	4,361,658	$0.12

During the quarter ended September 30, 2012, 210,400 stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the quarter ended September 30, 2011, 255,900 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

	For the Six Months Ended
	September 30, 2012			September 30, 2011
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Income available to common stockholders	$1,182,588	4,361,658	$0.27	$880,782	4,361,658	$0.20
Diluted earnings per share:
Effect of Dilutive Securities
Options and Warrants	---	82,599		---	38,807
Income available to common stockholders	$1,182,588	4,444,257	$0.27	$880,782	4,400,465	$0.20

During the six months ended September 30, 2012, 214,150 stock options were excluded in the calculation of earnings per share because they would have been anti-dilutive. During the six months ended September 30, 2011, 210,800 stock options and 351,194 warrants were excluded in the calculation of earnings per share because they would have been anti-dilutive.

NOTE 4. - STOCKHOLDERS' EQUITY

On July 17, 2012, the OCC imposed an individualized minimum capital requirement (“IMCR”) on the Bank, increasing its minimum leverage capital ratio from 4.0% to 8.5% and its total risk-based capital ratio from 8.0% to 12.5%, because of the Bank’s condition and risk profile.  As noted below, the Bank’s capital levels at September 30, 2012, exceeded the ratios required by the IMCR.  In addition to these minimum capital requirements, the Bank is required to have the capital ratios noted below to be deemed well-capitalized under the OCC prompt corrective action regulations.  The Bank was well-capitalized at September 30, 2012.  The Bank’s regulatory capital is characterized as “well capitalized” due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are redeemable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s and the Bank’s federal regulators.  The following table presents the Bank’s regulatory capital ratios at September 30, 2012:

					Minimum Required		Minimum Capital
	Actual		Minimum Required		Capital Levels		Levels to be Deemed
	Capital Levels		Capital Levels		Under the IMCR		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Leverage Capital1	$51,895	10.60%	$19,581	4.0%	$41,609	8.5%	$24,476	5.0%
Tier 1 Risk-Based Capital2	$51,895	12.80%	N/A	N/A	N/A	N/A	$24,328	6.0%
Total Risk-Based Capital3	$56,982	14.05%	$32,437	8.0%	$50,683	12.5%	$40,546	10.0%
_______________________________________________________
1.  Tier 1 Capital to Total Assets of $489.5 million.
2.  Tier 1 Capital to Risk-Weighted Assets of $405.5 million.
3.  Total Capital to Risk-Weighted Assets of $405.5 million.

The Company’s primary source of funds for the payment of dividends to its common and preferred stockholders is dividends received from the Bank.  Under a written agreement between the OCC and the Bank, the Bank must receive OCC approval before paying a dividend to the Company.

NOTE 5. - SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS

Total interest paid for the six months ended September 30, 2012 and 2011 was $1,334,727 and $1,916,696, respectively. Total income taxes paid for the six months ended September 30, 2012 and 2011 was $300,000 and $695,424.

NOTE 6. - COMPREHENSIVE INCOME

Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income, unrealized gains and losses on securities available for sale and pension liability adjustments. For the six-month periods ended September 30, 2012 and 2011, net income and comprehensive income were the same.

NOTE 7. – DEFINED BENEFIT PENSION PLAN

The Company has a non-contributory defined benefit pension plan for which the components of net periodic benefit cost are as follows:

	Three Months Ended
	September 30,
	2012	2011
Service cost	$92,944	$84,662
Interest cost	78,503	68,629
Expected return on plan assets	(79,680)	(70,980)
Recognized net actuarial loss	17,318	14,153

	$109,085	$96,464

	Six Months Ended
	September 30,
	2012	2011
Service cost	$185,888	$169,324
Interest cost	157,006	137,258
Expected return on plan assets	(159,360)	(141,960)
Recognized net actuarial loss	34,636	28,306

	$218,170	$192,928

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

Securities

A summary of the amortized cost and estimated market values of securities is as follows:

September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity
United States government and
agency obligations	$15,094,732	$36,751	$-	$15,131,483
Other	5,477,000	-	-	5,477,000
Available for Sale
Equity securities	38,647	-	-	38,647
	$20,610,379	$36,751	$-	$20,647,130

March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Held to Maturity

United States government and
agency obligations	$10,000,000	$17,430	$17,900	$9,999,530

Other	1,344,000	-	-	1,344,000
	11,344,000	17,430	17,900	11,343,530
Available for Sale

Equity securities	38,647	-	-	38,647

	$11,382,647	$17,430	$17,900	$11,382,177

United States government and agency obligations.  The unrealized gain or loss on the investments in direct obligations of U.S. government agencies was caused by interest rate increases or decreases.  The contractual terms of these investments do not permit the issuer to settle at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.  The Company did not have any securities in a loss position at September 30, 2012.

The Company's investment in Federal Home Loan Bank (“FHLB”) stock totaled $4,005,300 at September 30, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  We do not consider this investment to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted investments on the balance sheet and is not part of the AFS securities portfolio.

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

Securities Available for Sale

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2012:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
September 30, 2012
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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
September 30, 2012
Impaired loans net of
valuation allowance	$9,237,281	$-	$8,163,413	$1,073,868
Real estate owned	$5,048,170	$-	$2,554,252	$2,493,918

March 31, 2012
Impaired loans net of
valuation allowance	$4,675,569	$-	$1,582,600	$3,092,969
Real estate owned	$9,259,432	$-	$6,697,877	$2,561,555

The changes in Level 3 assets measured at estimated fair value on a nonrecurring basis during the period ended September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012
	Impaired	Other Real
	Loans	Owned
Balance April 1, 2012	$3,092,969	$2,561,555
Total gains (losses) realized/unrealized
included in earnings (write downs)	(134,216)	(70,324)
Newly impaired/New OREO	204,316	---
Sales	(85,200)	(1,479,862)
Settlements/Foreclosures/Payoffs	(49,000)	(822)
Transfers into Level 3	59,999	2,996,581
Transfers out of Level 3	(2,015,000)	(1,513,210)
Balance September 30, 2012	$1,073,868	$2,493,918

The following table displays quantitative information about Level 3 Fair Value Measurements for September 30, 2012.

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2012

				Range
	Fair	Valuation	Unobservable	Weighted
	Value	Technique(s)	Input	Average
Assets

Impaired loans	$213,700	Discounted Appraised Value	Selling cost	5%-10%	(6%)

	$860,168	Internal Evaluations

Other real estate owned	$2,493,918	Discounted Appraised Value	Selling cost	5%-10%	(6%)

The Company uses real estate appraisals to value impaired loans and future cash flows or other appropriate methods to determine fair value.  Real estate appraisals used to determine fair value for impaired loans secured by real estate as of September 30, 2012 had been obtained on Level 2 loans within the last twelve months and Level 3 loans within the last twenty four months.  With the use of these methods, we provide valuation allowances for anticipated losses when management determines that a decline in the value of the collateral or expected cash flows has occurred.  The Company does not generally believe obtaining real estate appraisals as frequently as quarterly is of significant value in determining fair value.  The delay between ordering and receiving an appraisal and our historical experience that real estate values do not generally fluctuate significantly quarter to quarter are factors influencing this decision.  Updated appraisals are obtained periodically and in those instances where management has reason to believe a material change may have occurred in the fair value of the collateral.  Evaluation of impairment requires judgment and estimates, and management uses all relevant and timely information available to determine specific reserves on impaired loans, including appraisals and cash flow analysis.  Loans are partially or completely charged off in the period when they are deemed uncollectible in accordance with ASC 310-35.

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

Securities

Fair values for securities, excluding FHLB stock, are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB stock and is therefore not included in the following table.  The Company’s investment in FHLB stock totaled $4.0 million at September 30, 2012.  FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost.

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

Off-balance sheet instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2012 and March 31, 2012, the fair value of loan commitments and standby letters of credit were deemed immaterial.

The estimated fair values of the Company’s instruments are as follows (in thousands)

		Fair Value Measurements at September 30, 2012 using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs	Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value
FINANCIAL ASSETS:
Cash and due from banks	$4,336	$4,336	$--	$--	$4,336
Securities	20,611		20,647		40,647
FHLB restricted stock	4,005		4,005		4,005
Loans, net	428,518		419,083	1,074	420,157
Accrued interest receivable	1,693		1,693		1,693
Bank owned life insurance	6,897		6,897		6,897

FINANCIAL LIABILITIES:
Deposits
Non-interest bearing demand deposits	34,644		34,644		34,644
Interest bearing deposits	339,749		339,749		339,749
Borrowings	57,000		56,998		56,998
Accrued interest payable	25		25		25

Note 10. - Loans Receivable, Net

Loans receivable are summarized as follows:

	September 30, 2012	March 31, 2012

Residential	$180,811,917	$182,430,665
Commercial - real estate	125,489,938	137,562,743
Construction and land development	44,895,527	50,113,695
Commercial – non real estate	53,908,212	48,618,808
Consumer – non real estate	32,946,461	34,583,824
	438,052,055	453,309,735
Less:
Deferred loan (costs), net	(693,050)	(698,494)
Allowance for loan losses	10,227,527	8,910,121
	9,534,477	8,211,627
	$428,517,578	$445,098,108

Loans serviced for others amounted to approximately $129,671 at September 30, 2012, and $138,129 at March 31, 2012.  These loans serviced for others are not included in the accompanying consolidated balance sheets.

Allowance for loan losses is summarized as follows:

	Six Months Ended September 30, 2012	Year Ended March 31, 2012
Balance at beginning of period	$8,910,121	$7,845,950
Provision for loan loss	1,987,548	4,908,198
Loans charged-off	(776,605)	(4,026,264)
Recoveries of loans previously charged off	106,463	182,237
Balance at end of period	$10,227,527	$8,910,121

Beginning with the quarter ended December 31, 2011, the Bank has used an enhanced approach to assessing the qualitative factors related to the calculation of general reserves to recognize the increased levels of non-performing assets and current economic conditions.

The allowance for loan losses allocated by segment is as follows:

Six Months Ended September 30, 2012
	Commercial – Non Real Estate	Commercial – Real Estate	Construction and Land Development	Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,332,392	$566,317	$1,802,771	$498,687	$4,709,954	$8,910,121
Provision	223,017	1,304,269	193,049	67,479	199,734	1,987,548
Chargedoff	(103,080)	---	(82,469)	(127,390)	(463,666)	(776,605)
Recoveries	600	2,897	56,772	33,359	12,835	106,463
Ending Balance	$1,452,929	$1,873,483	$1,970,123	$472,135	$4,458,857	$10,227,527
Individually evaluated for impairment	$548,991	$810,803	$483,186	$65,365	$1,704,466	$3,612,811
Collectively evaluated for impairment	903,938	1,062,680	1,486,937	406,770	2,754,391	6,614,716
Loans:
Individually evaluated for impairment	$1,596,286	$12,219,313	$2,727,945	$198,376	$15,204,353	$31,946,273
Collectively evaluated for impairment	52,311,926	113,270,625	42,167,582	32,748,085	165,607,564	406,105,782
Ending Balance:	$53,908,212	$125,489,938	$44,895,527	$32,946,461	$180,811,917	$438,052,055

Year Ended March 31, 2012
	Commercial – Non Real Estate	Commercial – Real Estate	Construction and Land Development	Consumer – Non Real Estate	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$99,408	$2,223,090	$549,393	$352,948	$4,621,111	$7,845,950
Provision	1,589,086	(1,450,445)	1,397,349	227,148	3,145,060	4,908,198
Chargedoff	(364,344)	(206,328)	(144,509)	(189,741)	(3,121,342)	(4,026,264)
Recoveries	8,242	---	538	108,332	65,125	182,237
Ending Balance	$1,332,392	$566,317	$1,802,771	$498,687	$4,709,954	$8,910,121
Individually evaluated for impairment	$566,942	$116,583	$140,900	$77,666	$608,969	$1,511,060
Collectively evaluated for impairment	765,450	449,734	1,661,871	421,021	4,100,985	7,399,061

Loans:
Individually evaluated for impairment	$1,571,433	$11,697,126	$3,319,004	$455,411	$10,143,625	$27,186,599
Collectively evaluated for impairment	47,047,375	125,865,617	46,794,691	34,128,413	172,287,040	426,123,136
Ending Balance:	$48,618,808	$137,562,743	$50,113,695	$34,583,824	$182,430,665	$453,309,735

Changes in the collectively evaluated for impairment loan categories for the March 31, 2012 and September 30, 2012 periods are related primarily to the Bank’s charge-off experience for the respective prior six and twelve month periods. There has not been a change in the Bank’s methodology in determining the allowance for loan losses.

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

Regarding the fair value disclosures specifically included in the September 30, 2012 and March 31, 2012 disclosures, all impaired loans were included in Levels 2 or 3 of the fair value hierarchy based on our methodology described above and in the relevant filings. The loans were disclosed in the fair value measurements disclosure net of the related specific impairments.

Impaired loans by class are as follows:

Six Months Ended September 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$549,968	$549,968	$ ---	$497,772	$13,753
Commercial Real Estate
Commercial Real Estate	9,000,196	9,000,196	---	9,222,765	115,952
Multifamily	---	---	---	471,895	---
Construction and Land Development
Residential	489,489	489,489	---	738,754	12,237
Other Construction and Land Development	264,224	264,224	---	853,335	---
Consumer – Non Real Estate
Automobile	32,395	32,395	---	38,548	---
Other	---	---	---	8,058	---
Residential
Single Family	8,358,296	8,358,296	---	7,586,477	133,727
Equity Lines and Loans	401,613	401,613	---	612,549	2,617

With allowance recorded:
Commercial – Non Real Estate
Commercial and Industrial	$1,046,318	$1,046,318	$548,991	$1,087,043	$ ---
Commercial Real Estate
Commercial Real Estate	2,212,987	2,212,987	759,987	1,277,943	---
Multifamily	1,006,130	1,006,130	50,816	546,317	---
Construction and Land Development
Residential	---	---	---	---	---
Other Construction and Land Development	1,974,232	1,974,232	483,186	1,119,536	7,844
Consumer – Non Real Estate
Automobile	---	---	---	---	---
Other	165,981	165,981	65,365	205,499	---
Residential
Single Family	5,104,495	5,104,495	1,377,106	3,402,340	2,802
Equity Lines and Loans	1,339,949	1,339,949	327,360	732,163	9,000

Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,596,286	$1,596,286	$548,991	$1,584,815	$13,753
Commercial Real Estate
Commercial Real Estate	11,213,183	11,213,183	759,987	10,500,708	115,952
Multifamily	1,006,130	1,006,130	50,816	1,018,212	---
Construction and Land Development
Residential	489,489	489,489	---	738,754	12,237
Other Construction and Land Development	2,238,456	2,238,456	483,186	1,972,871	7,844
Consumer – Non Real Estate
Automobile	32,395	32,395	---	38,548	---
Other	165,981	165,981	65,365	213,557	---
Residential
Single Family	13,462,791	13,462,791	1,377,106	10,988,817	136,529
Equity Lines and Loans	1,741,562	1,741,562	327,360	1,344,712	11,617

Impaired loans by class are as follows:

Year Ended March 31, 2012

		Unpaid		Average	Interest
	`	`	`	`	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial – Non Real Estate
Commercial & Industrial	$496,164	$496,164	$ ---	$584,174	$23,993
Commercial Real Estate
Commercial Real Estate	10,147,439	10,147,439	---	10,156,005	366,944
Multifamily	943,791	943,791	---	943,791	56,627
Construction and Land Development
Residential	1,009,843	1,009,843	---	654,567	24,474
Other Construction and Land Development	1,139,660	1,139,660	---	1,370,621	25,868
Consumer – Non Real Estate
Automobile	52,983	52,983	---	126,817	---
Other	3,688	3,688	---	141,484	---
Residential
Single Family	6,606,343	6,606,343	---	6,990,053	294,261
Equity Lines and Loans	600,059	600,059	---	981,298	7,810

With allowance recorded:
Commercial – Non Real Estate
Commercial & Industrial	$1,075,269	$1,075,269	$566,942	$700,246	$ ---
Commercial Real Estate
Commercial Real Estate	526,807	526,807	81,807	1,176,136	---
Multifamily	79,089	79,089	34,776	82,288	---
Construction and Land Development
Residential	---	---	---	---	---
Other Construction and Land Development	1,169,501	1,169,501	140,900	440,682	---
Consumer – Non Real Estate
Automobile	---	---	---	---	---
Other	226,482	226,482	77,666	127,369	---
Residential
Single Family	2,624,532	2,624,532	377,145	3,553,900	---
Equity Lines and Loans	484,949	484,949	231,824	579,503	---

Total:
Commercial – Non Real Estate
Commercial & Industrial	$1,571,433	$1,571,433	$566,942	$1,284,420	$23,993
Commercial Real Estate
Commercial Real Estate	10,674,246	10,674,246	81,807	11,332,141	366,944
Multifamily	1,022,880	1,022,880	34,776	1,026,079	56,627
Construction and Land Development
Residential	1,009,843	1,009,843	---	654,567	24,474
Other Construction and Land Development	2,309,161	2,309,161	140,900	1,811,303	25,868
Consumer – Non Real Estate
Automobile	52,983	52,983	---	126,817	---
Other	402,428	402,428	77,666	268,853	---
Residential
Single Family	9,058,617	9,058,617	377,145	10,543,953	294,261
Equity Lines and Loans	1,085,008	1,085,008	231,824	1,560,801	7,810

No additional funds are committed to be advanced in connection with impaired loans.  As of September 30, 2012, the Company had $526,975 of loans 90 days past due and still accruing interest.

If interest on nonaccrual loans had been accrued, such income would have approximated $392,859 for the six months ended September 30, 2012 and $198,211 for the year ended March 31, 2012.

For the six months ended September 30, 2012, loans modified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $19,893,000.  At September 30, 2012, $17,653,000 of loans classified as troubled debt restructurings are in compliance with the modified terms.  There was $21,115,000 in troubled debt restructurings at March 31, 2012.  The following table provides further information regarding our troubled debt restructurings during the periods ended September 30, 2012:

Three Months Ended September 30, 2012
		Pre-	Post-
		modification	modification
		outstanding	outstanding
	Number of	recorded	recorded
	Contracts	investment	investment
Residential	-	$ ---	$ ---
Commercial - real estate	-	---	---
Construction	-	---	---
Commercial – non real estate	1	73,500	73,500
Consumer – non real estate	-	---	---
Total	1	$73,500	$73,500

Six Months Ended September 30, 2012
		Pre-	Post-
		modification	modification
		outstanding	outstanding
	Number of	recorded	recorded
	Contracts	investment	investment
Residential	-	$ ---	$ ---
Commercial - real estate	-	---	---
Construction	-	---	---
Commercial – non real estate	2	198,500	198,500
Consumer – non real estate	-	---	---
Total	2	$198,500	$198,500

The table below shows troubled debt restructurings that subsequently defaulted as of September 30, 2012:

	Three Months Ended		Six Months Ended
	September 30, 2012		September 30, 2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
Residential	-	$ ---	1	$307,232
Commercial - real estate	-	---	-	---
Construction	1	241,346	1	241,346
Commercial – non real estate	-	---	-	---
Consumer – non real estate	-	---	-	---
Total	1	$241,346	2	$548,578

Nonaccrual and past due loans by class are as follows:

As of September 30, 2012
					Accruing
			90 Days		Loans 90
					Days or
	30-59 Days	60-89 Days	or More	Total	More	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$380,111	$ ---	$222,278	$602,389	$148,433	$1,201,668
Commercial Real Estate
Commercial Real estate	171,044	100,000	2,497,528	2,768,572	---	6,939,269
Multifamily	---	---	1,006,129	1,006,129	---	1,006,129
Construction and Land Development
Residential	335,100	---	---	335,100	---	---
Other Construction and Land Development	1,249,403	451,673	361,821	2,062,897	86,000	1,997,109
Consumer – Non Real Estate
Automobile	935,884	130,153	25,743	1,091,780	---	32,395
Other	97,938	6,885	165,981	270,804	---	165,981
Residential
Single Family	2,120,786	---	3,222,823	5,343,609	292,542	8,130,326
Equity Lines and Loans	1,049,265	11,000	663,738	1,724,003	---	1,153,799
Totals	$6,339,531	$699,711	$8,166,041	$15,205,283	$526,975	$20,626,676

At September 30, 2012, $9.1 million of troubled debt restructured loans were included in nonaccrual loans. As of September 30, 2012, the Company had $526,975 of loans greater than 90 days past due and still accruing interest.  These loans are well secured and in the process of collection.

As of March 31, 2012
					Accruing
			90 Days		Loans 90
					Days or
	30-59 Days	60-89 Days	or More	Total	More	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
Commercial – Non Real Estate
Commercial & Industrial	$633,659	$502,674	$365,985	$1,502,318	$305,581	$1,232,156
Commercial Real Estate
Commercial Real estate	1,710,467	---	3,384,970	5,095,437	2,453,359	4,046,735
Multifamily	---	943,792	79,089	1,022,881	---	79,089
Construction and Land Development
Residential	283,125	---	520,354	803,479	---	520,354
Other Construction and Land Development	121,083	20,622	132,147	273,852	---	1,558,814
Consumer – Non Real Estate
Automobile	417,745	46,932	72,627	537,304	28,904	52,983
Other	86,465	35,305	232,997	354,767	2,827	230,170
Residential
Single Family	1,622,088	3,059,536	1,271,891	5,953,515	137,085	3,569,655
Equity Lines and Loans	318,148	208,785	431,800	958,733	---	916,749
Totals	$5,192,780	$4,817,646	$6,491,860	$16,502,286	$2,927,756	$12,206,705

Past due nonaccrual loans are included in Total Past Due. At March 31, 2012, $6.1 million of troubled debt restructured loans were included in nonaccrual loans.

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

Credit Quality by class is as follows:

As of September 30, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$44,555,297	$3,362,615	$5,059,358	$930,942	$	---
Commercial Real Estate
Commercial Real estate	96,126,708	5,276,688	11,016,882	---		---
Multifamily	12,063,531	---	1,006,129	---		---
Construction and Land Development
Residential	5,985,210	1,343,488	---	---		---
Other Construction and Land Development	32,637,799	2,317,124	2,611,906	---		---
Consumer – Non Real Estate
Automobile	25,527,195	---	43,305	---		---
Other	7,075,330	133,400	1,250	165,981		---
Residential
Single Family	118,677,209	3,390,382	11,418,409	---		---
Equity Lines and Loans	45,084,664	353,010	1,888,243	---		---
Totals	$387,732,943	$16,176,707	$33,045,482	$1,096,923	$	---

As of March 31, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial – Non Real Estate
Commercial & Industrial	$38,349,018	$4,202,456	$5,086,240	$981,094	$	---
Commercial Real Estate
Commercial Real estate	99,482,793	10,758,946	11,824,719	---		---
Multifamily	14,473,405	---	1,022,880	---		---
Construction and Land Development
Residential	5,374,826	2,560,717	803,479	---		---
Other Construction and Land Development	32,578,704	5,751,445	3,044,524	---		---
Consumer – Non Real Estate
Automobile	27,268,619	59,157	63,098	---		---
Other	6,767,017	190,903	8,548	226,482		---
Residential
Single Family	116,061,654	8,138,858	11,548,057	---		---
Equity Lines and Loans	44,311,595	973,496	1,397,005	---		---
Totals	$384,667,631	$32,635,978	$34,798,550	$1,207,576	$	---

Note 11.- Real Estate Owned

At September 30, 2012 and March 31, 2012, OREO was $5,048,170 and $9,259,432, respectively. OREO is primarily comprised of residential single family properties, residential construction, residential lots and commercial real estate.

Changes in the balance for OREO are as follows:

	September 30, 2012	March 31, 2012

Balance at the beginning of period, gross	$11,762,376	$11,609,766
Transfers from loans	969,780	11,128,085
Capitalized costs	70,990	185,516
Sales proceeds	(4,987,950)	(8,998,552)
(Loss) on disposition	(1,403,471)	(2,162,439)
Balance at the end of period, gross	6,411,725	11,762,376
Less valuation allowance	(1,363,555)	(2,502,944)
Balance at the end of period, net	$5,048,170	$9,259,432

Changes in the allowance for OREO are as follows:

Balance at the beginning of the period	$2,502,944	$1,346,278
Provision for losses	358,418	3,047,889
Charge-offs, net	(1,497,807)	(1,891,223)
Balance at the end of period	$1,363,555	$2,502,944

Expenses applicable to REO, other than the valuation allowance, were $207,088 and $461,574 for the six months ended September 30, 2012 and 2011, respectively.

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

Net income for the quarter ended September 30, 2012 decreased $368,000 to $341,000 compared to $709,000 for the quarter ended September 30, 2011.  Net income for the quarter decreased primarily due to a $680,000, or 60.6%, increase in the provision for loan loss and a $472,000, or 8.2% decrease in net interest income, partially offset by a $684,000, or 97.8%, decrease in real estate owned and collection expenses.  The increased provision for the period was primarily related to higher charge-offs and management’s analysis of the Bank’s loan portfolio.  The decreased net interest income resulted primarily from a decrease in interest income reflecting the decrease in total loans, especially commercial, construction and development loans that carry a higher interest rate.

Management will continue to monitor the balance sheet to manage the level of regulatory capital and maintain appropriate liquidity.  We continue to monitor the impact changing interest rates may have on both our interest-earning assets and our interest rate spread.  The Bank has approximately $343.4 million in adjustable rate loans, or 78.4% of total loans, which reprice in five years or less, many of which are subject to annual and lifetime interest rate limits.  The pace and extent of future interest rate changes will impact the Company’s interest rate spread as will limitations on interest rate adjustments on certain adjustable rate loans.

Our continued emphasis on acquiring interest and non-interest bearing transaction accounts, combined with an effort to reduce our loan to deposit ratio, has impacted the composition of our interest-bearing liabilities.  Deposits were up approximately $2.1 million, or 0.6%, at September 30, 2012 from March 31, 2012, due to increases in time deposits and noninterest bearing transaction accounts, partially offset by lower interest bearing transaction accounts and savings accounts.  Management plans to remain competitive in our deposit pricing, though rates on new time deposits with terms in excess of one year must be approved by our potential acquiror under the Agreement and Plan of Merger.  Due to relative pricing advantages, we have utilized brokered deposits and borrowings during the September 30, 2012 quarter. During the September 30, 2012 quarter, we experienced increased competition for time deposits.  Management is cognizant of the potential for compression in the Bank’s margin related to the need to acquire funds and the pace of interest rate changes.  Management will continue to monitor the level of deposits and borrowings in relation to the current interest rate environment.

The Bank’s loan portfolio decreased $16.6 million from March 31, 2012 to September 30, 2012.  This decrease was primarily in commercial real estate loans, construction and land development loans, residential real estate loans, and consumer loans, partially offset by increases to commercial business loans.  We expect any future loan growth to be slow or moderate due to a slower economy and underwriting changes to limit funding of speculative construction loans.  We have experienced reduced construction activity in our market areas and existing commercial real estate activity continues to be weak.  At September 30, 2012, our assets totaled $486.1 million, including net loans receivable of $428.5 million, compared to total assets of $503.9 million, including net loans receivable of $445.1 million, at March 31, 2012.  Commercial real estate loans were $125.5 million or 28.6%, residential real estate loans were $180.8 million or 41.3%, construction and land development loans totaled $44.9 million or 10.2%, and commercial business loans were $53.9 million or 12.3% of our total loan portfolio at September 30, 2012 compared to commercial real estate loans of $137.6 million or 30.3%, residential real estate loans of $182.4 million or 40.2%, construction and land development loans of $50.1 million or 11.1%, and commercial business loans of $48.6 million or 10.7% at March 31, 2012.

At September 30, 2012, non-performing assets totaled $25.7 million or 5.28% of assets compared to $21.6 million or 4.29% of assets at March 31, 2012.  Our allowance for loan losses to non-performing loans was 49.6% and to total loans was 2.33% at September 30, 2012 compared to 73.0% and 2.0%, respectively, at March 31, 2012 due primarily to increased nonaccrual loans in the current period.  The increase in nonperforming assets consisted of an $8.4 million increase in nonaccrual loans, partially offset by a decrease of $4.2 million in real estate owned and repossessed assets.  Due primarily to the slow economy, we recognize the possibility of a further increase in non-performing assets in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank.  Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, was eliminated and existing federal thrifts are subject to regulation and supervision by the Office of Comptroller of the Currency, which supervises and regulates all national banks. In addition all financial institution holding companies, including the Company, are now regulated by the Board of Governors of the Federal Reserve System, and this regulation will eventually include the application of federal capital requirements similar to those imposed on all commercial bank holding companies and may result in additional restrictions on investments and other holding company activities.  The law also created a new consumer financial protection bureau that has the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by this Act could require changes in regulatory capital requirements, loan loss provisioning practices and compensation practices and will require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our future interest expense.  We cannot determine the impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful or substandard.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers special mention and non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. During the September 30, 2012 quarter the Company evaluated and enhanced the relative value of the qualitative factors used in the determination of the unallocated component of the allowance due to the continuing weak economic conditions and increased level of non-performing assets.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

FINANCIAL CONDITION

The Company's total assets decreased $17.8 million to $486.1 million at September 30, 2012 from $503.9 million at March 31, 2012 due to decreases in loans receivable of $16.6 million, real estate owned of $4.2 million, Federal Home Loan Bank Stock of $1.2 million, and cash of $3.9 million, partially offset by increases in investment securities of $9.2 million. As stated above, the decline in our loan portfolio was primarily in commercial real estate loans, construction and land development loans and automobile loans.  We expect any future loan growth to be slow or moderate due to a slower economy, underwriting changes to limit funding of speculative construction loans and our higher capital requirements.  We have also experienced reduced construction activity in our market areas, while existing commercial real estate activity continues to be weak.

Deposits increased $2.1 million or 0.6% to $374.5 million at September 30, 2012, from $372.4 million at March 31, 2012.  The increase was primarily due to an increase in time deposits of $3.0 million, noninterest bearing transaction accounts of $1.3 million, savings accounts of $410,000, and interest bearing transaction accounts of $2.4 million, partially offset by a decrease in money market accounts of $5.0 million.  The increase in deposits was related to our continued emphasis on increasing transaction accounts and an effort to reduce our loan to deposit ratio. The increase in deposits was generally achieved by increasing the rates offered on our short term time deposit products.  FHLB advances decreased $21.0 million at September 30, 2012 from March 31, 2012.

Stockholders’ equity increased by $1.2 million to $51.6 million at September 30, 2012, from $50.4 million at March 31, 2012, due to income for the six months ended September 30, 2012 of $1.6 million, partially offset by cash dividend payments on our preferred stock.

At September 30, 2012, non-performing assets totaled $25.7 million or 5.28% of assets compared to $21.6 million or 4.29% of assets at March 31, 2012.  Non-performing assets at September 30, 2012 were comprised of repossessed assets of $5.1 million and nonaccrual loans of $20.6 million.  Included in the total non-performing assets at September 30, 2012 was one single family nonaccrual property totaling $2.1 million, a hotel nonaccrual property totaling $3.0 million and a commercial real estate nonaccrual property totaling $1.3 million.  At September 30, 2012, our allowance for loan losses to non-performing loans was 49.6% and to total loans was 2.33% compared to 73.00% and 2.0%, respectively at March 31, 2012.  Our allowance for loan losses increased $1.3 million at September 30, 2012 compared to March 31, 2012 due to an increase in the specific reserves established on loans, partially offset by decreased loan balances.  Charged off loans during the September 30, 2012 quarter included loans on which specific reserves had been established at March 31, 2012.  Based on current market values of the properties securing our loans, management anticipates no significant losses in excess of the allowance for losses previously recorded.  Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.  We also had $19.9 million of loans that were classified as Troubled Debt Restructurings (TDRs) at September 30, 2012, of which $9.1 million were included in nonaccrual loans.  These loans have had their original terms modified to facilitate payment by the borrower.  The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

As of September 30, 2012, there were $16.2 million in loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing loan categories.  These loans are comprised primarily of non-owner occupied commercial loans and residential real estate loans with an average balance of approximately $202,000.  The largest individual loan or lending relationship in this category has a balance of $2.0 million and is secured by raw land. This loan is of concern due to cash flow issues.  There are also four additional loans with balances greater than $1.0 million.  A loan 60 days delinquent is generally included in this category and monitored until it has been current for six months.  Certain loans that are not delinquent may be included due to the nature of the loan’s purpose such as construction or where the loan exhibits other potential weaknesses.

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

Management believes that the Bank will continue to have adequate liquidity for the foreseeable future.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided.  As of September 30, 2012, the Bank’s liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.6% compared to 3.6% for the same quarter last year.

The Bank has a line of credit with the FHLB equal to 26% of the Bank’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, multi-family loans and commercial loans.  In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB. Based on the collateral pledged as of September 30, 2012, the total amount of borrowing available under the FHLB line of credit was approximately $130.5 million.  At September 30, 2012, principal obligations to the FHLB consisted of $57.0 million in fixed-rate short term borrowings, and we had a $4.0 million letter of credit to the Treasurer of Virginia securing public deposits.

At September 30, 2012, we had commitments to purchase or originate $2.0 million of loans.  Certificates of deposit scheduled to mature in one year or less at September 30, 2012, totaled $141.6 million.  Based on our historical experience, management believes that a significant portion of such deposits will remain with us.  Management further believes that loan repayments and other sources of funds will be adequate to meet our foreseeable short-term and long-term liquidity needs.  Due to the weak economy, the Bank has experienced reduced loan demand and anticipates a reduced liquidity need for loan funding. At September 30, 2012, we had brokered or internet time deposits of $16.6 million compared to $19.1 million at March 31, 2012.

On July 17, 2012, the OCC imposed an individualized minimum capital requirement (“IMCR”) on the Bank, increasing its minimum leverage capital ratio from 4.0% to 8.5% and its total risk-based capital ratio from 8.0% to 12.5%, because of the Bank’s condition and risk profile.  As noted below, the Bank’s capital levels at September 30, 2012, exceeded the ratios required by the IMCR.  In addition to these minimum capital requirements, the Bank is required to have the capital ratios noted below to be deemed well-capitalized under the OCC prompt corrective action regulations.  The Bank was well-capitalized at September 30, 2012.  The Bank’s regulatory capital is characterized as well-capitalized due to the issuance of preferred stock under the U.S. Treasury Capital Purchase Program. The Company received $12,643,000 from the U.S. Treasury through the sale of 12,643 shares of preferred stock. The Company also issued to the U.S. Treasury a warrant to purchase 351,194 shares of common stock at $5.40 per share. The preferred shares pay a cumulative dividend of 5% per year for the first five years and 9% per year thereafter.  The preferred shares are redeemable at any time by the Company at 100% of the issue price, subject to the approval of the Company’s and the Bank’s federal regulators.

The following table presents the Bank’s regulatory capital ratios at September 30, 2012:

	Actual Capital Levels		Minimum Required Capital Levels		Minimum Required Capital Levels Under the IMCR		Minimum Capital Levels to be Deemed Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Leverage Capital1	$51,895	10.60%	$19,581	4.0%	$41,609	8.5%	$24,476	5.0%
Tier 1 Risk-Based Capital2	$51,895	12.80%	N/A	N/A	N/A	N/A	$24,328	6.0%
Total Risk-Based Capital3	$56,982	14.05%	$32,437	8.0%	$50,683	12.5%	$40,546	10.0%
_______________________________________________________
1.  Tier 1 Capital to Total Assets of $489.5 million.
2.  Tier 1 Capital to Risk-Weighted Assets of $405.5 million.
3.  Total Capital to Risk-Weighted Assets of $405.5 million.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011.

General.  Net income for the three months ended September 30, 2012 decreased $368,000 to $341,000 from $709,000 for the three months ended September 30, 2011.  Net interest income decreased $472,000, the provision for loan losses increased $680,000, non-interest income decreased $113,000 and non-interest expense decreased $668,000 during the three months ended September 30, 2012 compared to the same period in 2011.  Return on equity for the three months ended September 30, 2012 was 2.64% compared to 5.63% for the three month period ended September 30, 2011.  Return on assets was 0.28% for quarter ended September 30, 2012 compared to 0.55% for the same period in the previous fiscal year.

Interest Income. Total interest income decreased $722,000 or 10.9% to $5.9 million for the three months ended September 30, 2012, from $6.6 million for the three months ended September 30, 2011, primarily due to a decrease in the volume of our portfolio.  The average yield earned on interest-earning assets was 5.15% for the three months ended September 30, 2012 compared to 5.53% for the three months ended September 30, 2011.

Interest Expense.  Total interest expense decreased $250,000 or 27.7% to $650,000 for the quarter ended September 30, 2012, from $900,000 for the quarter ended September 30, 2011.  Interest on deposits decreased $253,000 to $608,000 for the quarter ended September 30, 2012 from $861,000 for the quarter ended September 30, 2011 primarily due to a decrease in the average rate paid on deposit balances.  The average rate paid on deposits was 0.65% during the three months ended September 30, 2012 compared to .92% for the three months ended September 30, 2011.  The decrease in the average rate paid on deposits was due primarily to market interest rate changes as well as a change in our deposit mix to more low-cost transaction account deposits and fewer higher-cost certificate accounts. The average rate paid on all interest-bearing liabilities was 0.59% during the three months ended September 30, 2012 compared to 0.77% for the three months ended September 30, 2011.

Provision for Loan Losses.  The provision for loan losses increased $680,000, or 60.6%, to $1.8 million for the three months ended September 30, 2012, from $1.1 million for the three months ended September 30, 2011, primarily as a result of the increased level of charge-offs and specific allowances on an increased level of non-performing loans during the period, management’s analysis of the Bank’s loan portfolio and a decrease in average loan balances.

Noninterest Income.  Noninterest income decreased $113,000, or 11.00%, to $918,000 for the three months ended September 30, 2012, from $1.0 million for the three months ended September 30, 2011.  Service charges, fees and commissions decreased $61,000, or 6.9%, due to a decrease in service charges and fees on loan accounts, secondary mortgage market fee income and service fees on transactional accounts.  Other noninterest income decreased $52,000, or 35.0%, to $97,000 for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to decreases in third party relationship income and rental income that were present in the 2011 period.

Noninterest Expense.  Noninterest expense decreased $668,000, or 14.8%, to $3.9 million for the three months ended September 30, 2012 compared to the same period last year. The decrease in noninterest expense for the current period resulted primarily from a $684,000, or 97.8% decrease in real estate owned and collection expense and a $199,000, or 8.3% decrease in compensation and benefits, partially offset by a $171,000, or 262.0% increase in professional expenses in the current fiscal quarter.

Taxes.  Income tax expense decreased $229,000 to $171,000 for the three months ended September 30, 2012, from $400,000 for the three months ended September 30, 2011.  The effective tax rate for the September 30, 2012 quarter was 33.4% compared to 36.1% for the same period last year.

Six Months Ended September 30, 2012 and 2011.

General.  Net income for the six months ended September 30, 2012 increased $302,000 or 24.0% to $1.6 million from $1.3 million for the six months ended September 30, 2011.  Net income for the six months increased due primarily to a decrease in real estate owned and collection expenses, partially offset by a decrease in net interest income.  Return on equity for the six months ended September 30, 2012 was 6.01% compared to 4.94% for the six month period ended September 30, 2011. Return on assets was .63% for six months ended September 30, 2012 compared to .48% for the same period in the previous fiscal year.

Interest Income.  Total interest income decreased $1.5 million, or 11.3%, to $12.0 million for the six months ended September 30, 2012, from $13.5 million for the six months ended September 30, 2011 primarily due to a decrease in average loan balances. The yield on loans and securities decreased from 5.61% to 5.22% for the same periods.

Interest Expense.  Total interest expense decreased $569,000, or 30.0%, to $1.3 million for the six months ended September 30, 2012, from $1.9 million for the six months ended September 30, 2011. Interest on deposits decreased $575,000 to $1.2 million for the six months ended September 30, 2012, from $1.8 million for the same period last year primarily due to a decrease in the average rate paid on deposit balances. The rate paid on deposits decreased from .98% for the six months ended September 30, 2011 to .68% for the same period in the current fiscal year.  The decrease in the average rate paid on deposits was due primarily to market changes as well as a change in our deposit mix to more low cost transaction account deposits and less higher cost certificate accounts. The average rate paid on all interest bearing liabilities was .81% for the six months ended September 30, 2011 compared to .60% for the six month period ended September 30, 2012.

Provision for Loan Losses.  The provision for loan losses increased $158,000, or 8.7%, to $2.0 million for the six months ended September 30, 2012 from $1.8 million for the six months ended September 30, 2011, primarily as a result of the increased level of specific allowances on an increased level of non-performing loans, partially offset by a decreased level of charge-offs during the period.  Charge-offs totaled $777,000 during the six month period ended September 30, 2012, compared to $2.2 million during the same period in 2011, were related to residential real estate loans, commercial business loans, commercial real estate loans and repossessed vehicles.

Noninterest Income.  Noninterest income decreased $179,000, or 9.0%, to $1.8 million for the six months ended September 30, 2012, from $2.0 million for the six months ended September 30, 2011 due to a decrease in service charges and fees on loan accounts, a decrease in service charges and fees on transactional accounts and a decrease in secondary mortgage market fee income.  Other noninterest income decreased $68,000, or 26.1%, to $192,000 for the six months ended September 30, 2012 compared to the same period in 2011, primarily due to decreases in rental income from OREO properties that were not present in the 2012 period.

Noninterest Expenses.  Noninterest expenses decreased $1.8 million, or 18.8%, to $8.0 million for the six months ended September 30, 2012, compared to $9.8 million for the same period last year.  The decrease in noninterest expense resulted primarily from a $1.8 million, or 80.1% decrease in real estate owned and collection costs and a $376,000, or 7.8% decrease in compensation, partially offset by a $303,000 increase in professional fees.  The decrease in real estate owned and collections was related to holding and disposition costs and additional provisions on real estate owned properties in the earlier period.

Taxes.  Taxes increased to $250,000 for the six months ended September 30, 2012, from $704,000 for the six months ended September 30, 2011. The effective tax rate increased to 38.0% for the September 30, 2012 period from 35.9% for the same period ended September 30, 2011.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

•	changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance) may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	increased competitive pressures among financial services companies;

•	adverse changes in the securities markets;

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2012, was carried out under the supervision of and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Agreement and Plan of Merger, dated as of August 2, 2012, by and among Community Financial Corporation, Community Bank, City Holding Company and City National Bank of West Virginia, filed on August 3, 2012, as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-18265), is incorporated herein by reference.

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

COMMUNITY FINANCIAL CORPORATION
Date: November 13, 2012	By:	/s/ R. Jerry Giles
R. Jerry Giles Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX
Exhibit Number	Document
10.15	Agreement By and Between Community Bank, Staunton, Virginia and the Comptroller of the Currency, dated August 9, 2012
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certifications
101
Interactive Data File*
Financial Statements from the Company’s Form 10-Q for the year ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2012 (unaudited) and March 31, 2012; (ii) Consolidated Statements of  Operations for the Three and Six Months Ended September 30, 2012 and 2011 (unaudited); (iii) Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011 (Unaudited)and 2011; and (v) Notes to Unaudited Interim Consolidated Financial Statements, as follows:

      101.INS    cffc – 20111231.xml
      101.SCH   cffc – 20111231.xsd
      101.CAL   cffc – 20111231_cal.xml
      101.DEF   cffc – 20111231_def.xml
      101.LAB   cffc – 20111231_lab.xml
      101.PRE   cffc – 20111231_pre.xml

*In accordance with rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.